Form 10-Q
period 1999-06-30
CHANDLER USA INC
filed 1999-08-16
CIK 1083750

===============================================================================
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                        ------------------------------------


                                      FORM 10-Q


              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             ---           SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended June 30, 1999

                                          OR


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---              SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                         Commission File Number: 1-15135

                              CHANDLER (U.S.A.), INC.
              (Exact name of registrant as specified in its charter)


                  OKLAHOMA                              73-1325906
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

             1010 MANVEL AVENUE
                CHANDLER, OK                              74834
  (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code: 405-258-0804

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES        NO   X
                             -----     -----
     The number of common shares, $1.00 par value, of the registrant outstanding on July 31, 1999 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.

================================================================================

                                                                         PAGE i
                            CHANDLER (U.S.A.), INC.

                                     INDEX


PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1
------
Consolidated Statements of Operations for the three months
     ended June 30, 1999 and 1998.............................................1

Consolidated Statements of Operations for the six months
     ended June 30, 1999 and 1998.............................................2

Consolidated Statements of Comprehensive Income for the three months ended June 30, 1999 and 1998......................................3

Consolidated Statements of Comprehensive Income for the six
     months ended June 30, 1999 and 1998......................................4

Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.........5

Consolidated Statements of Cash Flows for the six months
     ended June 30, 1999 and 1998.............................................6

Notes to Interim Consolidated Financial Statements............................7

ITEM 2
------
Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................................11

PART II - OTHER INFORMATION
---------------------------
Item 1     Legal Proceedings..................................................17

Item 2     Changes in Securities..............................................17

Item 3     Defaults Upon Senior Securities....................................17

Item 4     Submission of Matters to a Vote of Security Holders................17

Item 5     Other Information..................................................17

Item 6     Exhibits and Reports on Form 8-K...................................17

Signatures....................................................................18

                                                                         PAGE 1
                            CHANDLER (U.S.A.), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Amounts in thousands)

                                                                     For the three months
                                                                        ended June 30,
                                                                    ----------------------
                                                                       1999        1998
                                                                    ----------  ----------
Premiums and other revenues
     Direct premiums written and assumed............................$  39,684   $  30,061
     Reinsurance premiums ceded.....................................  (17,474)    (12,478)
     Reinsurance premiums ceded to related parties..................   (5,324)     (4,322)
                                                                    ----------  ----------
          Net premiums written and assumed..........................   16,886      13,261
     Increase in unearned premiums..................................   (1,231)       (166)
                                                                    ----------  ----------
          Net premiums earned.......................................   15,655      13,095

Interest income, net................................................      987       1,280
Realized investment gains, net......................................        -         278
Commissions, fees and other income..................................      357         319
                                                                    ----------  ----------
          Total premiums and other revenues.........................   16,999      14,972
                                                                    ----------  ----------
Operating costs and expenses
     Losses and loss adjustment expenses, net of amounts ceded to related parties of $2,614 and $4,968 in 1999 and
          1998, respectively........................................   12,047       9,121
     Policy acquisition costs, net of ceding commissions received from related parties of $1,922 and $1,664 in 1999
          and 1998, respectively....................................    4,479       3,130
     General and administrative expenses............................    2,639       2,705
     Interest expense...............................................      204         259
     Litigation expenses, net.......................................      (12)        147
                                                                    ----------  ----------
          Total operating costs and expenses........................   19,357      15,362
                                                                    ----------  ----------
Loss before income taxes............................................   (2,358)       (390)
Federal income tax benefit..........................................      739          88
                                                                    ----------  ----------
Net loss............................................................$  (1,619)  $    (302)
                                                                    ==========  ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                         PAGE 2
                            CHANDLER (U.S.A.), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Amounts in thousands)

                                                                      For the six months
                                                                        ended June 30,
                                                                    ----------------------
                                                                       1999        1998
                                                                    ----------  ----------
Premiums and other revenues
     Direct premiums written and assumed............................$  74,782   $  59,461
     Reinsurance premiums ceded.....................................  (31,527)    (26,807)
     Reinsurance premiums ceded to related parties..................   (9,887)    (10,816)
                                                                    ----------  ----------
          Net premiums written and assumed..........................   33,368      21,838
     Decrease (increase) in unearned premiums.......................   (1,317)      3,362
                                                                    ----------  ----------
          Net premiums earned.......................................   32,051      25,200

Interest income, net................................................    2,031       2,673
Realized investment gains, net......................................       52         293
Commissions, fees and other income..................................      722         996
                                                                    ----------  ----------
          Total premiums and other revenues.........................   34,856      29,162
                                                                    ----------  ----------
Operating costs and expenses
     Losses and loss adjustment expenses, net of amounts ceded to related parties of $5,545 and $6,633 in 1999 and
          1998, respectively........................................   22,568      17,116
     Policy acquisition costs, net of ceding commissions received from related parties of $3,558 and $4,031 in 1999
          and 1998, respectively....................................    7,844       5,820
     General and administrative expenses............................    5,299       5,878
     Interest expense...............................................      420         384
     Litigation expenses, net.......................................       45         276
                                                                    ----------  ----------
          Total operating costs and expenses........................   36,176      29,474
                                                                    ----------  ----------
Loss before income taxes............................................   (1,320)       (312)
Federal income tax benefit..........................................      317           -
                                                                    ----------  ----------
Net loss............................................................$  (1,003)  $    (312)
                                                                    ==========  ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                            (Amounts in thousands)

                                                                     For the three months
                                                                        ended June 30,
                                                                    ----------------------
                                                                       1999        1998
                                                                    ----------  ----------
Net loss............................................................$  (1,619)  $    (302)
                                                                    ----------  ----------
Other comprehensive income (loss), before income tax:
     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) arising during period...   (1,376)        307
          Less:  Reclassification adjustment for gains
                 included in net loss...............................        -        (278)
                                                                    ----------  ----------
Other comprehensive income (loss), before income tax................   (1,376)         29

Income tax benefit (provision) related to items of other
     comprehensive income (loss)....................................      468         (10)
                                                                    ----------  ----------
Other comprehensive income (loss), net of income tax................     (908)         19
                                                                    ----------  ----------
Comprehensive loss..................................................$  (2,527)  $    (283)
                                                                    ==========  ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                         PAGE 4
                            CHANDLER (U.S.A.), INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                            (Amounts in thousands)

                                                                      For the six months
                                                                        ended June 30,
                                                                    ----------------------
                                                                       1999        1998
                                                                    ----------  ----------
Net loss............................................................$  (1,003)  $    (312)
                                                                    ----------  ----------
Other comprehensive income, (loss) before income tax:
     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) arising during period...   (2,546)        424
          Less:  Reclassification adjustment for gains
                 included in net loss...............................      (52)       (293)
                                                                    ----------  ----------
Other comprehensive income (loss), before income tax................   (2,598)        131

Income tax benefit (provision) related to items of other
     comprehensive income (loss)....................................      883         (45)
                                                                    ----------  ----------
Other comprehensive income (loss), net of income tax................   (1,715)         86
                                                                    ----------  ----------
Comprehensive loss..................................................$  (2,718)  $    (226)
                                                                    ==========  ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                         PAGE 5
                            CHANDLER (U.S.A.), INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                  (Amounts in thousands except share amounts)

                                                                                June 30,    December 31,
                                                                                  1999          1998
                                                                              ------------  ------------
ASSETS
Investments
     Fixed maturities available for sale, at fair value
          Restricted..........................................................$     7,610   $     7,702
          Unrestricted........................................................     72,689        76,567
     Fixed maturities held to maturity, at amortized cost
          Restricted (fair value $445 and $354 in 1999 and 1998,
               respectively...................................................        431           344
          Unrestricted (fair value $857 and $978 in 1999 and 1998,
               respectively...................................................        784           839
     Equity securities available for sale, at fair value......................        276           191
                                                                              ------------  ------------
          Total investments...................................................     81,790        85,643

Cash and cash equivalents.....................................................      4,084         9,304
Premiums receivable, less allowance for non-collection
     of $186 and $200 at 1999 and 1998, respectively..........................     33,327        28,468
Reinsurance recoverable on paid losses, less allowance for
     non-collection of $275 at 1999 and 1998..................................      2,062         2,760
Reinsurance recoverable on unpaid losses, less allowance for
     non-collection of $323 and $330 at 1999 and 1998, respectively...........     47,069        28,867
Reinsurance recoverable on unpaid losses from related parties.................     10,557        11,913
Prepaid reinsurance premiums..................................................     23,337        22,448
Prepaid reinsurance premiums to related parties...............................      7,450         7,168
Property and equipment, net...................................................      8,345         8,071
Other assets..................................................................     12,044         9,911
Licenses, net.................................................................      4,119         4,194
Excess of cost over net assets acquired, net..................................      4,279         4,604
                                                                              ------------  ------------
Total assets..................................................................$   238,463   $   223,351
                                                                              ============  ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
     Unpaid losses and loss adjustment expenses...............................$    95,212   $    80,701
     Unearned premiums........................................................     53,135        50,647
     Policyholder deposits....................................................      5,221         4,936
     Notes payable............................................................      8,452         9,410
     Accrued taxes and other payables.........................................      4,138         3,755
     Premiums payable.........................................................     11,051        10,960
     Premiums payable to related parties......................................        476         1,462
     Amounts due to affiliate.................................................     14,235        12,219
                                                                              ------------  ------------
          Total liabilities...................................................    191,920       174,090
                                                                              ------------  ------------
Shareholder's equity
     Common stock, $1.00 par value, 50,000 shares authorized;
          2,484 shares issued.................................................          2             2
     Paid-in surplus..........................................................     60,584        60,584
     Accumulated deficit......................................................    (13,043)      (12,040)
     Accumulated other comprehensive income:
          Unrealized gain (loss) on investments, available for sale, net of
               income tax.....................................................     (1,000)          715
                                                                              ------------  ------------
          Total shareholder's equity..........................................     46,543        49,261
                                                                              ------------  ------------
Total liabilities and shareholder's equity....................................$   238,463   $   223,351
                                                                              ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                         PAGE 6
                            CHANDLER (U.S.A.), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)


                                                                                    For the six months
                                                                                      ended June 30,
                                                                                --------------------------
                                                                                    1999          1998
                                                                                ------------  ------------
OPERATING ACTIVITIES:

Net loss........................................................................$    (1,003)  $      (312)
     Add (deduct):
     Adjustments to reconcile net loss to cash applied to operating activities:
          Realized investment gains, net........................................        (52)         (293)
          Net (gains) losses on sale of property and equipment..................          6          (145)
          Amortization and depreciation expense.................................      1,063         1,150
          Provision for non-collection of premiums..............................         96            60
          Provision for non-collection of reinsurance recoverables..............          -           200
          Net change in non-cash balances relating to operating activities:
               Premiums receivable..............................................     (4,955)          670
               Reinsurance recoverable on paid losses...........................        591         1,015
               Reinsurance recoverable on paid losses from related parties......          -           (24)
               Reinsurance recoverable on unpaid losses.........................    (18,095)      (10,082)
               Reinsurance recoverable on unpaid losses from related parties....      1,356        (2,077)
               Prepaid reinsurance premiums.....................................       (889)          887
               Prepaid reinsurance premiums to related parties..................       (282)       (2,506)
               Deferred policy acquisition costs................................          -           504
               Other assets.....................................................     (1,250)          945
               Unpaid losses and loss adjustment expenses.......................     14,511         4,930
               Unearned premiums................................................      2,488        (1,744)
               Policyholder deposits............................................        285           127
               Accrued taxes and other payables.................................        383          (135)
               Premiums payable.................................................         91          (210)
               Premiums payable to related parties..............................       (986)         (482)
                                                                                ------------  ------------
          Cash applied to operating activities..................................     (6,642)       (7,522)
                                                                                ------------  ------------
INVESTING ACTIVITIES:

     Unrestricted fixed maturities available for sale:
          Purchases.............................................................     (4,044)      (12,441)
          Sales.................................................................      3,048         9,726
          Maturities............................................................      2,155        15,715
     Unrestricted fixed maturities held to maturity:
          Maturities............................................................          -           100
     Restricted fixed maturities, net...........................................          -           300
     Cost of property and equipment purchased...................................       (868)       (2,634)
     Proceeds from sale of property and equipment...............................         73           300
                                                                                ------------  ------------
          Cash provided by investing activities.................................        364        11,066
                                                                                ------------  ------------
FINANCING ACTIVITIES:

     Proceeds from notes payable................................................          -         8,548
     Payments on notes payable..................................................       (959)         (965)
     Proceeds from borrowing from affiliate.....................................      3,280         3,006
     Payments on borrowing from affiliate.......................................     (1,263)      (14,740)
                                                                                ------------  ------------
          Cash provided by (applied to) financing activities....................      1,058        (4,151)
                                                                                ------------  ------------
Decrease in cash and cash equivalents during the period.........................     (5,220)         (607)

Cash and cash equivalents at beginning of period................................      9,304        10,783
                                                                                ------------  ------------
Cash and cash equivalents at end of period......................................$     4,084   $    10,176
                                                                                ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                         PAGE 7
                            CHANDLER (U.S.A.), INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's audited, consolidated financial statements included in the Company's Registration Statement on Form S-1 filed July 16, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year.

     The consolidated financial statements include the accounts of Chandler (U.S.A.), Inc. ("Chandler USA" or the "Company") and all subsidiaries. The following represents the significant subsidiaries:

     -  National American Insurance Company ("NAICO")

     -  LaGere & Walkingstick Insurance Agency, Inc. ("L&W")

     All significant intercompany accounts and transactions have been eliminated in consolidation.

     Chandler USA is wholly owned by Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") which, in turn, is wholly owned by Chandler Insurance Company, Ltd. ("Chandler Cayman"), a Cayman Islands company.

NOTE 2.  LITIGATION

     In the Company's audited, consolidated financial statements included in the Company's Registration Statement on Form S-1 filed July 16, 1999, recent developments updating the CenTra, Inc. ("CenTra") litigation were described.

CENTRA LITIGATION - OKLAHOMA

     The Company has previously reported concerning the background and status of litigation involving CenTra and certain of its affiliates, officers and directors (the "CenTra Group") in the United States District Court for the Western District of Oklahoma ("Oklahoma Federal Court").

     As previously reported, the trial of that litigation concluded on April
22, 1997, when the Oklahoma Federal Court entered judgments on various jury verdicts. One judgment against Chandler Cayman requires the CenTra Group to return stock it purchased in 1990 to Chandler Cayman in return for payment of $5,099,133 from Chandler Cayman. Another judgment was against both Chandler Cayman and its affiliate, Chandler Barbados, and in favor of CenTra and its affiliate, Ammex, Inc. CenTra and Ammex were awarded $6,882,500 in connection with a 1988 stock purchase agreement. Both judgments related to an alleged failure by Chandler Cayman to adequately disclose the fact that ownership of Chandler Cayman's stock may be subject to regulation by the Nebraska Department of Insurance under certain circumstances. Judgment was also entered in favor of CenTra and against certain officers and/or directors of Chandler Cayman on securities claims relating to CenTra's 1990 purchases and the failure to disclose the application of Nebraska insurance law, but the judgments were $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra, the jury found in CenTra's favor on three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. These amounts are included in other assets in the accompanying consolidated balance sheets. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded $1 each against six officers and/or directors.

     Judgment was also entered in favor of NAICO and an affiliate of the Company, NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity") on counterclaims against CenTra for CenTra's failure to pay insurance premiums. Judgment was for the amount of $788,625. During 1998, the judgment was paid by funds held by the Oklahoma Federal Court aggregating, with interest, $820,185. DuraRock Reinsurance, Ltd. ("DuraRock"), a CenTra affiliate, claims $725,000 is owed to it by NAICO and NAICO Indemnity under certain reinsurance treaties. NAICO and NAICO Indemnity dispute that claim. In November 1998, DuraRock demanded arbitration and NAICO and NAICO Indemnity responded by appointing an arbitrator. No arbitration hearings have been held. The Oklahoma Federal Court's judgment also upheld a resolution adopted by Chandler Cayman's Board of Directors in August 1992 pursuant to Article XI of Chandler Cayman's Articles of Association preventing CenTra and its affiliates from voting their Chandler Cayman stock.

     On March 10, 1998, the Oklahoma Federal Court modified the earlier judgment for $6,882,500 to require the CenTra Group to deliver 1,142,625 shares of Chandler Cayman common stock they own or control upon payment of the judgment by Chandler Cayman and Chandler Barbados. On that same date, the Oklahoma Federal Court also entered an order denying the CenTra Group's request for prejudgment interest on the judgments entered in favor of the CenTra Group. Chandler Cayman recorded the Oklahoma Federal Court's judgment requiring the return of the 1,142,625 shares of Chandler Cayman's stock as a decrease to shareholders' equity as of December 31, 1997, and reduced the previous first quarter of 1997 net charge for litigation matters by $6,882,500, during the fourth quarter of 1997.

     On March 16, 1998, the CenTra Group filed motions for an award of costs and attorney fees totaling approximately $4.7 million. On April 21, 1998, the Oklahoma Federal Court denied the CenTra Group's request. The CenTra Group did not appeal this decision within the time permitted by applicable law. Accordingly, Chandler Cayman reduced the previous first quarter of 1997 net charge for litigation matters by $3.8 million during the second quarter of 1998. In subsequent papers filed with the appellate court, CenTra asserts as error the Oklahoma Federal Court's denial of attorney fees.

     On March 23, 1998, the CenTra Group filed a formal notice of intent to appeal certain orders of the Oklahoma Federal Court and filed the initial appellate brief on September 9, 1998. All briefing was completed on January 4, 1999 and the appeals are being considered by the U.S. Court of Appeals for the 10th Circuit. Chandler Cayman cannot predict when a decision on the appeals will be made. The CenTra Group's appeals are based upon the Oklahoma Federal Court's failure to award prejudgment interest, the Oklahoma Federal Court's refusal to permit the CenTra Group to amend certain pleadings to assert new claims, the Oklahoma Federal Court's modification of the judgment for $6,882,500 to require CenTra to return shares of Chandler Cayman's stock upon payment of the judgment, and the Oklahoma Federal Court's entry of judgment in favor of NAICO and certain officers and directors on CenTra's claim based upon cancellation of its insurance policies by NAICO in 1992. The CenTra Group is also attempting to appeal the Oklahoma Federal Court's denial of attorney fees but not the denial of costs. Chandler Cayman believes the appeal of this issue is untimely and therefore barred by law. Chandler Cayman has elected not to appeal any of the judgments. The individual officers and directors against whom judgments were entered as described above have all filed appeals.

     The judgments on the derivative claims described above were all entered in favor of Chandler USA. Chandler USA is, therefore, the judgment creditor in connection with those derivative claim judgments. Chandler USA appointed three directors to comprise a Special Litigation Committee on April 25, 1997. That Special Litigation Committee meets on a regular basis and has been delegated the authority of the Chandler USA Board of Directors regarding all issues related to the CenTra litigation in the Oklahoma Federal Court, including the derivative claim judgments.

      On April 28, 1997, Chandler Cayman's Board of Directors appointed a Committee of the Board (the "Committee") to deal with all matters arising from the Oklahoma litigation. The Committee was delegated all authority of the Board on these issues. The members of the Committee are Messrs. Jacoby, Maestri and Davis, all of whom are non-parties to the CenTra litigation. That Committee has retained independent counsel. The individual members of the Committee review issues relating to litigation strategy, officer and director indemnification, and claims made under Chandler Cayman's director and officer liability insurance policy on a regular basis in conjunction with a similar committee composed of Chandler USA directors. The Committee meets quarterly and participates in telephone briefings and discussions with its counsel and members of the Chandler USA Special Litigation Committee.

     Because all shares of Chandler Cayman's stock owned by the CenTra Group are held by the U.S. District Court for the District of Nebraska ("Nebraska Court"), it is unclear when or if the CenTra Group will be able to comply with the Oklahoma Federal Court's order. Chandler Cayman believes that it is not required to pay the judgments until the CenTra Group can deliver the shares to Chandler Cayman. See CenTra Litigation - Nebraska.

     The ultimate outcome of the appeals of the various parties as described above could have a material adverse effect on the Company and could negatively impact future earnings. The Company's management believes that adequate financial resources are available to pay the judgments as they currently exist or as they may be modified on appeal. As a holding company, the Company may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends. A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payments of these judgments would reduce investment earnings or increase operating expenses in future periods.

CENTRA LITIGATION - NEBRASKA

     The Company has previously reported regarding administrative proceedings and decisions and court actions and decisions involving Chandler Cayman and the CenTra Group in the State of Nebraska. (See Form S-1 filed July 16, 1999.) The Nebraska Court ordered CenTra, M.J. Moroun, and others to deliver into the registry of the Nebraska Court all shares of Chandler Cayman stock owned or controlled by them or their affiliates and not previously delivered to the Nebraska Court to await the outcome of the CenTra Group's appeal of a divestiture order entered by the Nebraska Court on March 25, 1997. On February 9, 1998, CenTra deposited an additional 1,691,750 shares of Chandler Cayman's stock making the total number of shares on deposit with the Nebraska Court 3,133,450 shares. In his March 25, 1997 order, the Honorable Warren K. Urbom, U.S. District Judge for the Nebraska Court, ordered the parties to submit divestiture plans. The appeal of that order by CenTra resulted in a delay of the deadlines for submitting the proposals.

     On July 29, 1998, the U.S. Court of Appeals for the 8th Circuit affirmed the Nebraska Court's order that the CenTra Group will be divested of ownership or control of its shares. This ruling allows Judge Urbom to consider divestiture plans which may be submitted by NAICO, the Nebraska Department of Insurance and the CenTra Group. All Chandler Cayman shares owned or controlled by the CenTra Group remain in the Nebraska Court's possession pending further orders by that court. On October 28, 1998, the CenTra Group filed pleadings in the Nebraska Court requesting the appointment of a special master to supervise the divestiture and an independent trustee to hold and vote Chandler Cayman's shares owned by the CenTra Group in accordance with specific instructions pending the final implementation of a divestiture plan. NAICO objected to the CenTra proposal on November 25, 1998 and responded with a divestiture plan of its own (the "NAICO Plan"). The Nebraska Court rejected the CenTra proposal and CenTra responded to the NAICO Plan on December 28, 1998. The Nebraska
Court has made no ruling on the NAICO Plan. NAICO's Plan includes a proposal whereby Chandler Cayman would acquire and cancel the shares owned or acquired by the CenTra Group. The NAICO Plan has been approved by Chandler Cayman's executive committee of the Board of Directors and the Boards of Directors of Chandler USA and NAICO. The Nebraska Department of Insurance generally supports the NAICO Plan. The Nebraska Court has given no indication regarding when it will rule on the NAICO Plan.

CENTRA LITIGATION - OTHER

     The Company has previously reported regarding two separate lawsuits filed against NAICO, NAICO Indemnity and certain NAICO officers during 1997 in State Court in Macomb County, Michigan. As stated in the Company's Form S-1 filed July 16, 1999, NAICO, NAICO Indemnity and the other defendants contend that the claims which are the basis of these suits are the same claims which were prosecuted and concluded in NAICO's and NAICO Indemnity's favor by the Oklahoma Federal Court in April 1997. On February 28, 1998, a Michigan Federal Court ordered the lawsuits transferred to the Oklahoma Federal Court. They have now been consolidated and have been assigned to the same judge who presided over the action concluded in April 1997 (see CenTra Litigation - Oklahoma). Dispositive motions filed by NAICO, NAICO Indemnity and the other defendants are currently under consideration by the Oklahoma Federal Court. Ruling on those motions has been stayed pending the ruling on CenTra's appeal of the April 1, 1997 judgment on the same claims (see CenTra Litigation - Oklahoma).

     At the present time, Chandler USA and its affiliates are actively participating in court proceedings, possible discovery actions and rights of appeal concerning these various legal proceedings; therefore the Company is unable to predict the outcome of such litigation with certainty or the effect of such ongoing litigation on future operations.

OTHER LITIGATION

      The Company and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

NOTE 3.  DEBENTURE OFFERING

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014.
The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The debentures have been approved for listing on the American Stock Exchange. Standard & Poor's has assigned the debentures a rating of "BBB". The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to its parent, Chandler Barbados, and for general corporate purposes. Chandler USA's subsidiaries and affiliates will not be obligated by the debentures. Accordingly, the debentures will be effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries.

NOTE 4.  ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.
The Company will adopt SFAS No. 133 when required. Management of the Company believes that adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 5.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three and six month periods ended June 30, 1999 and 1998:

                                                      Property
                                                        and          All     Intersegment   Reported
                                           Agency     casualty      other    eliminations   balances
                                         ---------- ------------ ----------- ------------ ------------
                                                                 (In thousands)

THREE MONTHS ENDED JUNE 30, 1999
Revenues from external customers (1).....$     356  $    15,656  $        -  $         -  $    16,012
Intersegment revenues....................    1,672           71           -       (1,743)           -
Segment profit (loss) before
       income taxes (2)..................        7       (2,215)       (150)           -       (2,358)

THREE MONTHS ENDED JUNE 30, 1998
Revenues from external customers (1).....$     258  $    13,156  $        -  $         -  $    13,414
Intersegment revenues....................    1,455           45           -       (1,500)           -
Segment profit (loss) before
       income taxes (2)..................      (12)          31        (409)           -         (390)

SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers (1).....$     707  $    32,066  $        -  $         -  $    32,773
Intersegment revenues....................    3,325          121           -       (3,446)           -
Segment profit (loss) before
       income taxes (2)..................     (105)        (846)       (369)           -       (1,320)
Segment assets...........................$   5,045  $   241,911  $        -  $    (8,493) $   238,463

SIX MONTHS ENDED JUNE 30, 1998
Revenues from external customers (1).....$     865  $    25,331  $        -  $         -  $    26,196
Intersegment revenues....................    2,779           96           -       (2,875)           -
Segment profit (loss) before
       income taxes (2)..................      (15)         503        (800)           -         (312)
Segment assets...........................$   4,237  $   201,612  $        -  $    (4,953) $    200,896


-------------------------------------------

(1)     Consists of net premiums earned and commissions, fees and other income.

(2)     Includes net realized investment gains.

                                                                         PAGE 11
     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                             ---------------------------   -------------------------
                                                1999             1998         1999          1998
                                             ----------       ----------   ----------    ----------
Insurance program                                                  (In thousands)
---------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty...............$   8,460        $   7,260    $  17,233     $  13,780
Political subdivision........................    2,962            2,437        6,004         4,895
Surety bonds.................................    1,976            1,733        4,320         3,297
Group accident and health....................    2,293            1,175        4,579         2,196
Other........................................      (36)             490          (85)        1,032
                                             ----------       ----------   ----------    ----------
                                             $  15,655        $  13,095    $  32,051     $  25,200
                                             ==========       ==========   ==========    ==========
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty...............$   6,595        $   4,980    $  13,476     $   9,908
Political subdivision........................    4,084            2,260        6,457         3,796
Surety bonds.................................     (166)             344          139           773
Group accident and health....................    1,929            1,232        3,485         2,392
Other........................................     (395)             305         (989)          247
                                             ----------       ----------   ----------    ----------
                                             $  12,047        $   9,121    $  22,568     $  17,116
                                             ==========       ==========   ==========    ==========

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-Q Report, as well as statements made by Chandler (U.S.A.), Inc. ("Chandler USA" or the "Company") in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; (vii) the ability of the Company to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii) NAICO's ability to maintain favorable insurance company ratings; (ix) the ability of the Company and its third party providers, agents and reinsurers to adequately address year 2000 issues; and (x) other factors including the ongoing litigation matters involving a significant concentration of ownership of the Company's indirect parent's common stock.

RESULTS OF OPERATIONS

NET PREMIUMS EARNED

     The following table sets forth net premiums earned for the three and six month periods ended June 30, 1999 and 1998:

                                             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                             ---------------------------   -------------------------
                                                1999             1998         1999          1998
                                             ----------       ----------   ----------    -----------
                                                                   (In thousands)
Standard property and casualty...............$   8,460        $   7,260    $  17,233     $   13,780
Political subdivisions.......................    2,962            2,437        6,004          4,895
Surety bonds.................................    1,976            1,733        4,320          3,297
Group accident and health....................    2,293            1,175        4,579          2,196
Other........................................      (36)             490          (85)         1,032
                                             ----------       ----------   ----------    -----------
TOTAL........................................$  15,655        $  13,095    $  32,051     $   25,200
                                             ==========       ==========   ==========    ===========

     Net premiums earned increased $2.6 million or 20% in the second quarter of 1999 compared to the second quarter of 1998, and increased $6.9 million or 27% for the six months ended June 30, 1999 compared to the 1998 period. The increase is primarily attributable to increased written premium production in Texas and Oklahoma.

     Net premiums earned in the standard property and casualty program increased $1.2 million or 17% in the second quarter of 1999 compared to the second quarter of 1998, and increased $3.5 million or 25% for the six months ended June 30, 1999 compared to the 1998 period. The increase is primarily attributable to increased written premium production in Texas.

     Net premiums earned in the political subdivisions program increased $525,000 or 22% in the second quarter of 1999 compared to the second quarter of 1998, and increased $1.1 million or 23% for the six months ended June 30, 1999 compared to the 1998 period. The increase is primarily due to the expansion of the school districts program in Texas and Missouri and increased written premium production in Oklahoma.

     Net premiums earned in the surety bond program increased $243,000 or 14% in the second quarter of 1999 compared to the second quarter of 1998, and increased $1.0 million or 31% for the six months ended June 30, 1999 compared to the 1998 period due primarily to increased written premium production in California.

     Net premiums earned in the group accident and health program increased $1.1 million or 95% in the second quarter of 1999 compared to the second quarter of 1998, and increased $2.4 million or 109% for the six months ended June 30, 1999 compared to the 1998 period. The increases are due primarily to a new program covering Oklahoma employers on a fully insured basis which was effective January 1, 1999. Net premiums earned for this program were $1.4 million and $2.7 million for the second quarter and first six months of 1999, respectively. National American Insurance Company ("NAICO") discontinued writing new policies for the excess portion of its group accident and health program effective April 1, 1999.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At June 30, 1999, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 5% invested in cash and money market instruments. The Company's portfolio contains no junk bonds or real estate investments.

     Net interest income decreased $293,000 or 23% in the second quarter of 1999 compared to the second quarter of 1998, and decreased $642,000 or 24% for the six months ended June 30, 1999 compared to the 1998 period, due primarily to the purchase of additional reinsurance coverages in 1998.

     The Company had no net realized investment gains in the second quarter of 1999 compared to $278,000 in the second quarter of 1998. Net realized investments gains were $52,000 and $293,000 in the first six months of 1999 and 1998, respectively.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income increased $38,000 or 12% in the second quarter of 1999 compared to the second quarter of 1998, and decreased $274,000 or 28% for the six months ended June 30, 1999 compared to the 1998 period. The majority of the Company's income from commissions, fees and other income are from LaGere & Walkingstick Insurance Agency, Inc. ("L&W").

     L&W's brokerage commissions and fees before intercompany eliminations were $2.0 million and $4.0 million in the three and six months ended June 30, 1999, respectively, compared to $1.7 million and $3.5 million in the year ago periods. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in consolidation of the Company's subsidiaries.

     Other income during the first six months of 1998 included a gain of approximately $145,000 that resulted from L&W's disposal of certain equipment.

                                                                         PAGE 13
LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 77.0% and 70.4% for the quarter and six months ended June 30, 1999, compared to 69.7% and 67.9% in the comparable year ago periods. Weather-related losses (net of applicable reinsurance) from wind and hail totaled $2.8 million and $3.2 million for the second quarter and first six months of 1999, respectively, and increased the respective loss ratio by 17.7 and 10.0 percentage points. Weather-related losses totaled $660,000 and $775,000 for the second quarter and first six months of 1998, respectively, and increased the respective loss ratios by 5.0 and 3.1 percentage points.

     NAICO is a major insurer of property owned by businesses, cities, towns, and school districts in Oklahoma. As a result, NAICO incurs weather-related losses. On May 3, 1999, tornadoes, hail and strong winds caused severe damage to property owned or used by NAICO insureds. NAICO estimates total insured damages at approximately $22.7 million. Giving effect to NAICO's applicable reinsurance, all of which is with unaffiliated reinsurers, NAICO estimates its net loss before income tax benefit resulting from the May 3 storms at $1.9 million which was recorded in the second quarter of 1999.

POLICY ACQUISITION COSTS

     Policy acquisition costs consist of costs associated with the acquisition of new and renewal business and generally include direct costs such as premium taxes, commissions to agents and ceding companies and premium-related assessments and indirect costs such as salaries and expenses of personnel who perform and support underwriting activities. NAICO also receives ceding commissions from certain of the reinsurers who assume premiums from NAICO under certain reinsurance contracts and the ceding commissions are accounted for as a reduction of policy acquisition costs. Direct policy acquisition costs and ceding commissions are deferred and amortized over the terms of the policies. Recoverability of such deferred costs is dependent on the related unearned premiums on the policies being more than expected claim losses.

     The following table sets forth the Company's policy acquisition costs for each of the three and six month periods ended June 30, 1999 and 1998:


                                             Three months ended       Six months ended
                                                  June 30,                June 30,
                                           ----------------------  ----------------------
                                              1999        1998        1999        1998
                                           ----------  ----------  ----------  ----------
                                                           (In thousands)
Commissions expense........................$   5,700   $   3,937   $  10,136   $   7,517
Other premium related assessments..........      288         386         688         892
Premium taxes..............................      941         920       1,367       1,746
Excise taxes...............................       53          41          99         106
Dividends to policyholders.................       70          75         157         150
Other expense..............................       55          (8)         85          60
                                           ----------  ----------  ----------  ----------
Total direct expenses......................    7,107       5,351      12,532      10,471

Indirect underwriting expenses.............    3,970       3,105       7,794       5,944
Commissions received from reinsurers.......   (6,609)     (5,108)    (12,461)    (11,099)
Adjustment for deferred acquisition costs..       11        (218)        (21)        504
                                           ----------  ----------  ----------  ----------
Net policy acquisition costs...............$   4,479   $   3,130   $   7,844   $   5,820
                                           ==========  ==========  ==========  ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 27.9% and 27.2% in the second quarter and first six months of 1999, respectively, compared to 28.1% and 27.6% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 14.4% and 13.6% in the second quarter and the first six months of 1999, respectively, compared to 13.1% and 12.6% in the corresponding year ago periods. The commission rate for a portion of the surety bond program varies inversely with the loss ratio pursuant to a commission arrangement contingent on the loss experience of the program. In the 1998 periods, the commission rate was lowered due to an increase in the expected loss ratio which reduced the percentage of commission expense to gross written and assumed premiums by 1.0 and 1.3 percentage points for the second quarter and first six months of 1998, respectively.

     Indirect underwriting expenses were 10.0% and 10.4% of total direct written and assumed premiums in the second quarter and first six months of 1999, respectively, compared to 10.3% and 10.0% in the corresponding year ago periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such business to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 7.0% and 7.2% of gross premiums earned and commissions, fees, and other income in the second quarter and first six months of 1999, respectively, compared to 8.6% and 9.5% for the corresponding periods in 1998. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

LITIGATION EXPENSES

     While the Company's litigation expenses related to CenTra, Inc. ("CenTra") have generally decreased since the first quarter of 1997, continued or renewed actions by CenTra or its affiliates could cause the Company to incur significant litigation expenses in future periods. See Note 2 to Interim Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 1999, the Company used $6.6 million in cash from operations due primarily to increases in premiums receivable and reinsurance recoverables, less an increase in unpaid losses and loss adjustment expenses, all of which generally result from the increase in written premiums during the first six months of 1999 and to the purchase of additional reinsurance coverages in 1998. The Company used $7.5 million in cash from operations during the first six months of 1998.

     On July 16, 1999, the Company announced that it had completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The debentures have been approved for listing on the American Stock Exchange. Standard & Poor's has assigned the debentures a rating of "BBB". The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to its parent, Chandler Insurance (Barbados), Ltd., and for general corporate purposes.

YEAR 2000 READINESS DISCLOSURES

     Computer software, hardware, microprocessor chips and other computer equipment use two digits to identify a particular year, and therefore may not recognize the number "00" or may recognize it as a year prior to 1999. Unless computer equipment and software programs are modified to correct these data recognition problems (the "Year 2000 Problems"), errors could result. These errors could cause damage to personal property and disrupt business practices and functions. In addition to potential problems from computer systems, potential problems could arise from equipment with embedded chips, such as vaults, elevators, aircraft and other systems not generally classified as information technology systems.

     The Company is heavily dependent upon complex information technology computer systems for its operations. The Company has taken action to attempt to identify the nature and extent of the work required to assess and remediate Year 2000 Problems with respect to its systems, products and infrastructures, including non-information technology systems, none of which are considered critical to operations. The Company began work in 1995 to prepare its financial, information and other computer-based systems for the year 2000, including updating existing legacy systems, and such work as currently planned is substantially complete at this time. The Company estimates that it has spent $350,000 updating these systems to address Year 2000 Problems, and such costs were expensed as they were incurred, primarily in 1996 and 1997.

     During the fourth quarter of 1998, the Company retained an independent consultant to prepare a plan for testing its information technology systems.
In late 1998, the Company determined that the testing would be performed by its employees, and this testing was completed during the first half of 1999. During the fourth quarter of 1998, the Company incurred approximately $150,000 in additional expenses to evaluate its information systems and in preparation of plans to test its information systems.

     The Company incurred additional costs of $125,000 to complete its testing during the first half of 1999, of which approximately $65,000 was incurred in the second quarter of 1999. These costs included the use of internal employees, cost of external software to enhance testing efforts and computer rental costs. These costs were expensed during 1999 as incurred. The Company could incur costs in the future if additional efforts are need to perform modifications to the Company's information technology systems. The Company is establishing a contingency plan for all critical business operations. The Company expects to finalize the contingency plan during the third quarter of 1999. The contingency plan includes possible manual operations and the implementation of alternative processing procedures.

     The Company believes, based on the information currently available, that the most reasonably likely worst case scenarios resulting from Year 2000 Problems include:

  - Legal risks arising from failure of NAICO or L&W to provide contracted services, deal with claims on a timely basis, provide pertinent data to those dependent upon the data and similar risks;

  - Increased operational costs due to manual processing, data corruption or disaster recovery;

  -  Inability to bill or invoice;

  - Lost revenue resulting from the inability to render accurate billing and from the inability to efficiently market insurance products;

  - Increased legal and accounting expenses;

  - Fines and associated expenses resulting from inability to comply with regulatory requirements; and

  -  Failure of management controls.

     Any previously mentioned Year 2000 Problems could have a material adverse effect on the Company, including the financial condition of the Company's subsidiaries and their ability to pay dividends or other payments to the Company and its subsidiaries.

     It is possible that the credit or operating ability of agents, reinsurers and others with whom the Company maintains commercial relationships may be adversely affected by one or more unforeseen circumstances caused by Year 2000 Problems. However, the Company does not have control over these third parties and, as a result, it cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 Problems. However, the Company is developing plans to attempt to minimize identified third-party exposures. The Company has requested information from its major vendors and service providers to assess their year 2000 readiness. The Company currently is evaluating this information. The Company cannot predict the adverse impact, if any, of Year 2000 Problems upon parties with whom it does business.

     The Company continues to study the complex issues related to insurance coverage for losses arising from the myriad potential fact situations connected with Year 2000 Problems and NAICO's liability to its insureds. The Company believes that the coverages NAICO provides do not extend to the types of losses which are most likely to occur as a result of Year 2000 Problems, and NAICO has made no provisions for loss reserves based on potential Year 2000 Problems. NAICO expects to utilize coverage exclusion endorsements based on the individual underwriting of commercial accounts, and it has adopted endorsements to its policies based on forms provided and filed for approval with various regulatory authorities by Insurance Services Office, Inc., an insurance services company which provides regulatory research and filing support to insurance companies. Use of these special endorsements is governed by the law and regulatory policies of states in which NAICO is authorized to do business.

     It is possible that future court interpretations of policy language based on specific facts, or legislation mandating coverage, could result in coverage for losses attributable to Year 2000 Problems. Such decisions or legislation could have a material adverse impact on the Company. It is also possible that NAICO may incur expenses defending claims for which it is ultimately determined there is no insurance coverage.

PART II.                     OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         In response to this item, the Company incorporates by reference to
         Note 2. Litigation to its Interim Consolidated Financial Statements contained elsewhere in this report.

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 16, 1999                 CHANDLER (U.S.A.), INC.


                                      By:  /s/ W. Brent LaGere
                                           -------------------------------------
                                           W. Brent LaGere
                                           Chairman of the Board, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:  /s/ Mark C. Hart
                                           -------------------------------------
                                           Mark C. Hart
                                           Vice President - Finance & Treasurer
                                           (Principal Accounting Officer)