Form 10-Q
period 1999-09-30
CHANDLER USA INC
filed 1999-11-12
CIK 1083750

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------


                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---             SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR


               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ________ to ________

                          Commission File Number: 1-15135

                             Chandler (U.S.A.), Inc.
                (Exact name of registrant as specified in its charter)


              OKLAHOMA                              73-1325906
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

         1010 MANVEL AVENUE                               74834
            CHANDLER, OK                               (Zip Code)
(Address of principal executive offices)

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

                                  YES  X   NO
                                      ---     ---

     The number of common shares, $1.00 par value, of the registrant outstanding on October 29, 1999 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.
===============================================================================

                                                                       PAGE i
                            CHANDLER (U.S.A.), INC.


                                     INDEX
                                   ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------

Consolidated Statements of Operations for the three months
     ended September 30, 1999 and 1998......................................1

Consolidated Statements of Operations for the nine months
     ended September 30, 1999 and 1998......................................2

Consolidated Statements of Comprehensive Income for the three months ended September 30, 1999 and 1998...............................3

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 1999 and 1998...............................4

Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998..5

Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1999 and 1998......................................6

Notes to Interim Consolidated Financial Statements..........................7

ITEM 2
------

Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................12


PART II - OTHER INFORMATION
---------------------------
Item 1     Legal Proceedings................................................17

Item 2     Changes in Securities............................................17

Item 3     Defaults Upon Senior Securities..................................17

Item 4     Submission of Matters to a Vote of Security Holders..............17

Item 5     Other Information................................................17

Item 6     Exhibits and Reports on Form 8-K.................................17

Signatures..................................................................18

                            CHANDLER (U.S.A.), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Amounts in thousands)


                                                                     For the three months
                                                                      ended September 30,
                                                                    ----------------------
                                                                       1999        1998
                                                                    ----------  ----------
Premiums and other revenues
     Direct premiums written and assumed............................$  50,203   $  44,132
     Reinsurance premiums ceded.....................................  (19,382)    (17,322)
     Reinsurance premiums ceded to related parties..................   (6,951)     (6,667)
                                                                    ----------  ----------

          Net premiums written and assumed..........................   23,870      20,143
     Increase in unearned premiums..................................   (6,725)     (6,779)
                                                                    ----------  ----------

          Net premiums earned.......................................   17,145      13,364

Interest income, net................................................      897       1,133
Realized investment gains, net......................................        5         285
Commissions, fees and other income..................................      450         396
                                                                    ----------  ----------

          Total premiums and other revenues.........................   18,497      15,178
                                                                    ----------  ----------

Operating costs and expenses
     Losses and loss adjustment expenses, net of amounts ceded to related parties of $2,674 and $2,079 in 1999 and
          1998, respectively........................................   13,780      10,157
     Policy acquisition costs, net of ceding commissions received from related parties of $2,374 and $2,233 in 1999
          and 1998, respectively....................................    3,070       2,632
     General and administrative expenses............................    2,799       2,573
     Interest expense...............................................      507         267
     Litigation expenses, net.......................................       28          12
                                                                    ----------  ----------

          Total operating costs and expenses........................   20,184      15,641
                                                                    ----------  ----------

Loss before income taxes............................................   (1,687)       (463)
Federal income tax benefit..........................................      513         114
                                                                    ----------  ----------

Net loss............................................................$  (1,174)  $    (349)
                                                                    ==========  ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Amounts in thousands)

                                                                     For the nine months
                                                                      ended September 30,
                                                                    ----------------------
                                                                       1999        1998
                                                                    ----------  ----------
Premiums and other revenues
     Direct premiums written and assumed............................$ 124,985   $ 103,593
     Reinsurance premiums ceded.....................................  (50,909)    (44,129)
     Reinsurance premiums ceded to related parties..................  (16,838)    (17,483)
                                                                    ----------  ----------

          Net premiums written and assumed..........................   57,238      41,981
     Increase in unearned premiums..................................   (8,042)     (3,417)
                                                                    ----------  ----------

          Net premiums earned.......................................   49,196      38,564

Interest income, net................................................    2,928       3,806
Realized investment gains, net......................................       57         578
Commissions, fees and other income..................................    1,172       1,392
                                                                    ----------  ----------

          Total premiums and other revenues.........................   53,353      44,340
                                                                    ----------  ----------

Operating costs and expenses
     Losses and loss adjustment expenses, net of amounts ceded to related parties of $8,219 and $8,712 in 1999 and
          1998, respectively........................................   36,348      27,273
     Policy acquisition costs, net of ceding commissions received from related parties of $5,932 and $6,264 in 1999
          and 1998, respectively....................................   10,914       8,452
     General and administrative expenses............................    8,098       8,451
     Interest expense...............................................      927         651
     Litigation expenses, net.......................................       73         288
                                                                    ----------  ----------

          Total operating costs and expenses........................   56,360      45,115
                                                                    ----------  ----------

Loss before income taxes............................................   (3,007)       (775)
Federal income tax benefit..........................................      830         114
                                                                    ----------  ----------

Net loss............................................................$  (2,177)  $    (661)
                                                                    ==========  ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), Inc.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                            (Amounts in thousands)

                                                                       For the three months
                                                                        ended September 30,
                                                                      ----------------------
                                                                         1999        1998
                                                                      ----------  ----------
Net loss..............................................................$  (1,174)  $    (349)
                                                                      ----------  ----------
Other comprehensive income (loss), before income tax:
     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) arising during period.....     (205)      1,783
          Less:  Reclassification adjustment for gains
                 included in net loss.................................       (5)       (285)
                                                                      ----------  ----------

Other comprehensive income (loss), before income tax..................     (210)      1,498

Income tax benefit (provision) related to items of other
     comprehensive income (loss)......................................       72        (509)
                                                                      ----------  ----------
Other comprehensive income (loss), net of income tax..................     (138)        989
                                                                      ----------  ----------
Comprehensive income (loss)...........................................$  (1,312)  $     640
                                                                      ==========  ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                            (Amounts in thousands)


                                                                       For the nine months
                                                                        ended September 30,
                                                                      ----------------------
                                                                         1999        1998
                                                                      ----------  ----------
Net loss..............................................................$  (2,177)  $    (661)
                                                                      ----------  ----------

Other comprehensive income (loss), before income tax:
     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) arising during period.....   (2,751)      2,207
          Less:  Reclassification adjustment for gains
                 included in net loss.................................      (57)       (578)
                                                                      ----------  ----------

Other comprehensive income (loss), before income tax..................   (2,808)      1,629

Income tax benefit (provision) related to items of other
     comprehensive income (loss)......................................      955        (554)
                                                                      ----------  ----------

Other comprehensive income (loss), net of income tax..................   (1,853)      1,075
                                                                      ----------  ----------

Comprehensive income (loss)...........................................$  (4,030)  $     414
                                                                      ==========  ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), INC.
                          CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share amounts)

                                                                              September 30,  December 31,
                                                                                  1999          1998
                                                                             -------------  ------------
                                                                              (Unaudited)
ASSETS
Investments
     Fixed maturities available for sale, at fair value
          Restricted.........................................................$      7,604   $     7,702
          Unrestricted.......................................................      71,486        76,567
     Fixed maturities held to maturity, at amortized cost
          Restricted (fair value $444 and $354 in 1999 and 1998,
               respectively).................................................         432           344
          Unrestricted (fair value $865 and $978 in 1999 and 1998,
               respectively).................................................         800           839
     Equity securities available for sale, at fair value.....................         276           191
                                                                             -------------  ------------

          Total investments..................................................      80,598        85,643

Cash and cash equivalents....................................................      10,844         9,304
Premiums receivable, less allowance for non-collection
     of $213 and $200 at 1999 and 1998, respectively.........................      36,776        28,468
Reinsurance recoverable on paid losses, less allowance for
     non-collection of $275 at 1999 and 1998.................................       2,289         2,760
Reinsurance recoverable on unpaid losses, less allowance for
     non-collection of $308 and $330 at 1999 and 1998, respectively..........      49,678        28,867
Reinsurance recoverable on unpaid losses from related parties................       9,651        11,913
Prepaid reinsurance premiums.................................................      27,179        22,448
Prepaid reinsurance premiums to related parties..............................       9,196         7,168
Property and equipment, net..................................................       9,016         8,071
Other assets.................................................................      13,719         9,911
Licenses, net................................................................       4,082         4,194
Excess of cost over net assets acquired, net.................................       4,118         4,604
                                                                             -------------  ------------

Total assets.................................................................$    257,146   $   223,351
                                                                             =============  ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
     Unpaid losses and loss adjustment expenses..............................$     96,594   $    80,701
     Unearned premiums.......................................................      65,448        50,647
     Policyholder deposits...................................................       5,692         4,936
     Notes payable...........................................................           -         9,410
     Accrued taxes and other payables........................................       4,011         3,755
     Premiums payable........................................................      15,459        10,960
     Premiums payable to related parties.....................................         441         1,462
     Amounts due to affiliate................................................         271        12,219
     Debentures..............................................................      24,000             -
                                                                             -------------  ------------

          Total liabilities..................................................     211,916       174,090
                                                                             -------------  ------------

Shareholder's equity
     Common stock, $1.00 par value, 50,000 shares authorized;
          2,484 shares issued................................................           2             2
     Paid-in surplus.........................................................      60,584        60,584
     Accumulated deficit.....................................................     (14,218)      (12,040)
     Accumulated other comprehensive income:
          Unrealized gain (loss) on investments, available for sale, net of
               income tax....................................................      (1,138)          715
                                                                             -------------  ------------

          Total shareholder's equity.........................................      45,230        49,261
                                                                             -------------  ------------
Total liabilities and shareholder's equity...................................$    257,146   $   223,351
                                                                             =============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)

                                                                                For the nine months
                                                                                 ended September 30,
                                                                               ----------------------
                                                                                  1999        1998
                                                                               ----------  ----------
OPERATING ACTIVITIES:

Net loss.......................................................................$  (2,177)  $    (661)
     Add (deduct):
     Adjustments to reconcile net loss to cash provided by (applied
          to) operating activities:
          Realized investment gains, net.......................................      (57)       (578)
          Net losses (gains) on sale of property and equipment.................        1        (140)
          Amortization and depreciation expense................................    1,643       1,744
          Provision for non-collection of premiums.............................      166          65
          Provision for non-collection of reinsurance recoverables.............        -          50
          Net change in non-cash balances relating to operating activities:
               Premiums receivable.............................................   (8,474)     (4,371)
               Reinsurance recoverable on paid losses..........................      351         556
               Reinsurance recoverable on unpaid losses........................  (20,692)    (16,370)
               Reinsurance recoverable on unpaid losses from related parties...    2,262      (1,234)
               Prepaid reinsurance premiums....................................   (4,731)     (2,149)
               Prepaid reinsurance premiums to related parties.................   (2,028)     (4,598)
               Deferred policy acquisition costs...............................        -         175
               Other assets....................................................   (1,185)        265
               Unpaid losses and loss adjustment expenses......................   15,893       7,560
               Unearned premiums...............................................   14,801      10,163
               Policyholder deposits...........................................      756        (199)
               Accrued taxes and other payables................................      256      (1,710)
               Premiums payable................................................    4,499       1,166
               Premiums payable to related parties.............................   (1,021)       (378)
                                                                               ----------  ----------
          Cash provided by (applied to) operating activities...................      263     (10,644)
                                                                               ----------  ----------

INVESTING ACTIVITIES:

     Unrestricted fixed maturities available for sale:
          Purchases............................................................   (7,568)    (28,253)
          Sales................................................................    4,159      20,500
          Maturities...........................................................    4,477      20,258
     Unrestricted fixed maturities held to maturity:
          Maturities...........................................................    1,000         100
     Restricted fixed maturities, net..........................................        -         300
     Cost of property and equipment purchased..................................   (1,837)     (2,913)
     Proceeds from sale of property and equipment..............................       96         316
                                                                               ----------  ----------

          Cash provided by investing activities................................      327      10,308
                                                                               ----------  ----------
FINANCING ACTIVITIES:

     Proceeds from debentures and  notes payable...............................   24,000       8,547
     Payments on notes payable.................................................   (9,410)     (1,400)
     Debt issue costs..........................................................   (1,692)          -
     Proceeds from borrowing from affiliate....................................    3,432       6,732
     Payments on borrowing from affiliate......................................  (15,380)    (14,877)
                                                                               ----------  ----------

          Cash provided by (applied to) financing activities...................      950        (998)
                                                                               ----------  ----------

Increase (decrease) in cash and cash equivalents during the period.............    1,540      (1,334)

Cash and cash equivalents at beginning of period...............................    9,304      10,783
                                                                               ----------  ----------
Cash and cash equivalents at end of period.....................................$  10,844   $   9,449
                                                                               ==========  ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's audited, consolidated financial statements included in the Company's Registration Statement on Form S-1 filed July 16, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year.

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

NOTE 2.  LITIGATION
     In the Company's audited, consolidated financial statements included in the Company's Registration Statement on Form S-1 filed July 16, 1999 and Quarterly Report on Form 10-Q for the period ended June 30, 1999, recent developments updating the CenTra, Inc. ("CenTra") litigation were described.

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

                                                                       PAGE 8
     Judgment was also entered in favor of NAICO and an affiliate of the Company, NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity") on counterclaims against CenTra for CenTra's failure to pay insurance premiums. Judgment was for the amount of $788,625. During 1998, the judgment was paid by funds held by the Oklahoma Federal Court aggregating, with interest, $820,185. DuraRock Reinsurance, Ltd. ("DuraRock"), a CenTra affiliate, claims $725,000 is owed to it by NAICO and NAICO Indemnity under certain reinsurance treaties. NAICO and NAICO Indemnity dispute that claim. In November 1998, DuraRock demanded arbitration and NAICO and NAICO Indemnity responded by appointing an arbitrator. Preliminary and organizational hearings have been held, but no decision is expected from the arbitration panel during 1999. The Oklahoma Federal Court's judgment also upheld a resolution adopted by Chandler Cayman's Board of Directors in August 1992 pursuant to Article XI of Chandler Cayman's Articles of Association preventing CenTra and its affiliates from voting their Chandler Cayman stock.

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

     On March 23, 1998, the CenTra Group filed a formal notice of intent to appeal certain orders of the Oklahoma Federal Court and filed the initial appellate brief on September 9, 1998. All briefing was completed on January 4, 1999 and the appeals are being considered by the U.S. Court of Appeals for the 10th Circuit ("10th Circuit"). Oral argument is scheduled for November 15, 1999. Chandler Cayman cannot predict when a decision on the appeals will be made. The CenTra Group's appeals are based upon the Oklahoma Federal Court's failure to award prejudgment interest, the Oklahoma Federal Court's refusal to permit the CenTra Group to amend certain pleadings to assert new claims, the Oklahoma Federal Court's modification of the judgment for $6,882,500 to require CenTra to return shares of Chandler Cayman's stock upon payment of the judgment, and the Oklahoma Federal Court's entry of judgment in favor of NAICO and certain officers and directors on CenTra's claim based upon cancellation of its insurance policies by NAICO in 1992. The CenTra Group is also attempting to appeal the Oklahoma Federal Court's denial of attorney fees but not the denial of costs. Chandler Cayman believes the appeal of this issue is untimely and therefore barred by law. Chandler Cayman has elected not to appeal any of the judgments. The individual officers and directors against whom judgments were entered as described above have all filed appeals.

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

     On November 3, 1999, Judge Urbom of the Nebraska Court issued an order to implement the divestiture of all Chandler Cayman shares owned or controlled by CenTra. The Nebraska Court's order provides for a repurchase of those shares by Chandler Cayman at an amount equivalent to the price originally paid by CenTra for those shares. The order provides for the immediate repurchase of 517,500 Chandler Cayman shares at a cost to Chandler Cayman of $5,099,133 ($9.85 per share). This amount was previously recorded as a decrease to Chandler Cayman's shareholders' equity during the first quarter of 1997, based on a judgment by the Oklahoma Federal Court on April 22, 1997. The Nebraska Court will receive evidence to be submitted by the parties by November 24, 1999 regarding the price paid by CenTra for two other groups of Chandler Cayman shares totaling 1,441,700 and 30,000 shares, respectively. The Nebraska Court will then supplement its order to provide for the repurchase of these shares at the price it determines was CenTra's actual cost. As to the 1,441,700 shares, NAICO contends that CenTra's cost was $6.93 per share and CenTra has stated it was $6.99 per share. As to the 30,000 shares, there appears to be no dispute that the total was $177,313 for an average per share cost of $5.91 per share. These two groups of shares were not a part of the judgments by the Oklahoma Federal Court, and until the November 3, 1999 order by the Nebraska Court, Chandler Cayman was unable to determine what actions would be taken by the court with respect to these shares. The repurchase of these two groups of shares will reduce Chandler Cayman's shareholders' equity by approximately $10 million, and will reduce the number of outstanding shares of Chandler Cayman by 1,471,700 shares. An additional 1,625 shares are owned by an affiliate of CenTra and are not included with any of the other groups of shares. The Nebraska Court has directed the parties to submit briefs dealing with the treatment of these shares.

     Another group of Chandler Cayman shares acquired by CenTra in 1987 and 1988 is also the subject of a separate court decision by the Oklahoma Federal Court. That court ruled that in exchange for payment by Chandler Cayman of CenTra's cost of $6,882,500, CenTra must redeliver and transfer to Chandler Cayman 1,142,625 Chandler Cayman shares. This amount was previously recorded as a decrease to Chandler Cayman's shareholders' equity as of December 31, 1997. CenTra has appealed that ruling and the appeal is now pending in the 10th Circuit. The Nebraska Court has directed the parties to submit their plans for divestiture of those shares within 21 days of the ruling on that appeal by the 10th Circuit.

     CenTra may appeal the Nebraska Court's order. When the CenTra owned or controlled shares are reacquired by Chandler Cayman they will be cancelled. Chandler Cayman expects to finance the repurchase of these shares from its existing cash and investments, including cash and investments owned by certain of its subsidiaries. As a holding company, Chandler Cayman may receive cash through equity sales, borrowings and dividends from its subsidiaries.

                                                                       PAGE 10
CENTRA LITIGATION - OTHER

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

NOTE 3.  DEBENTURE OFFERING

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July
16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The debentures have been listed on the American Stock Exchange. Standard & Poor's has assigned the debentures a rating of "BBB." The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to its parent, Chandler Barbados, and for general corporate purposes.
Chandler USA's subsidiaries and affiliates are not obligated by the debentures. Accordingly, the debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries.

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

NOTE 5.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three and nine month periods ended September 30, 1999 and 1998:

                                                    Property
                                                       and       All    Intersegment  Reported
                                           Agency   casualty    other   eliminations  balances
                                          -------- ---------- --------- ------------ ----------
                                                            (In thousands)
THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers (1)......$   441  $  17,154  $      -  $         -  $  17,595
Intersegment revenues.....................  2,720         35         -       (2,755)         -
Segment profit (loss) before
     income taxes (2).....................    106     (1,603)     (190)           -     (1,687)

THREE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers (1)......$   349  $  13,411  $      -  $         -  $  13,760
Intersegment revenues.....................  2,422         57         -       (2,479)         -
Segment profit (loss) before
     income taxes (2).....................    144       (333)     (274)           -       (463)

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers (1)......$ 1,148  $  49,220  $      -  $         -  $  50,368
Intersegment revenues.....................  6,046        156         -       (6,202)         -
Segment profit (loss) before
     income taxes (2).....................      1     (2,449)     (559)           -     (3,007)
Segment assets............................$ 6,127  $ 261,492  $      -  $   (10,473) $ 257,146

NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers (1)......$ 1,214  $  38,742  $      -  $         -  $  39,956
Intersegment revenues.....................  5,201        153         -       (5,354)         -
Segment profit (loss) before
     income taxes (2).....................    129        171    (1,075)           -       (775)
Segment assets............................$ 6,079  $ 217,413  $      -  $    (4,687) $ 218,805
------------------------------------------

(1)  Consists of net premiums earned, and commissions, fees and other income.

(2)  Includes net realized investment gains.

     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                 ----------------------  ----------------------
                                                    1999        1998        1999        1998
                                                 ----------  ----------  ----------  ----------
Insurance program                                                (In thousands)
NET PREMIUMS EARNED
Standard property and casualty...................$  10,120   $   7,509   $  27,353   $  21,289
Political subdivisions...........................    3,132       2,682       9,135       7,577
Surety bonds.....................................    1,828       2,068       6,148       5,365
Group accident and health........................    2,040       1,286       6,620       3,482
Other............................................       25        (181)        (60)        851
                                                 ----------  ----------  ----------  ----------
                                                 $  17,145   $  13,364   $  49,196   $  38,564
                                                 ==========  ==========  ==========  ==========
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty...................$   8,104   $   7,091   $  21,579   $  16,999
Political subdivisions...........................    3,728       2,205      10,185       6,001
Surety bonds.....................................       (6)         88         133         861
Group accident and health........................    2,047         973       5,532       3,365
Other............................................      (93)       (200)     (1,081)         47
                                                 ----------  ----------  ----------  ----------
                                                 $  13,780   $  10,157   $  36,348   $  27,273
                                                 ==========  ==========  ==========  ==========

                                                                       PAGE 12
ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-Q Report, as well as statements made by Chandler (U.S.A.), Inc. ("Chandler USA" or the "Company") in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; (vii) the ability of the Company to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii) National American Insurance Company's ("NAICO") ability to maintain favorable insurance company ratings; (ix) the ability of the Company and its third party providers, agents and reinsurers to adequately address year 2000 issues; and (x) other factors including the ongoing litigation matters involving a significant concentration of ownership of the Company's indirect parent's common stock.

RESULTS OF OPERATIONS

NET PREMIUMS EARNED

     The following table sets forth net premiums earned for the three and nine month periods ended September 30, 1999 and 1998:

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                 ----------------------  ----------------------
                                                    1999        1998        1999        1998
                                                 ----------  ----------  ----------  ----------
                                                                 (In thousands)
Standard property and casualty...................$ 10,120    $   7,509   $  27,353   $  21,289
Political subdivisions...........................   3,132        2,682       9,135       7,577
Surety bonds.....................................   1,828        2,068       6,148       5,365
Group accident and health........................   2,040        1,286       6,620       3,482
Other............................................      25         (181)        (60)        851
                                                 ---------   ----------  ----------  ----------
TOTAL............................................$ 17,145    $  13,364   $  49,196   $  38,564
                                                 =========   ==========  ==========  ==========

     Net premiums earned in the third quarter of 1999 were $17.1 million, an increase of $3.8 million or 28% compared to the third quarter of 1998. Net premiums earned for the first nine months 1999 were $49.2 million, an increase of $10.6 million or 28% compared to the 1998 period. The increases are primarily attributable to increased written premium production in Texas and Oklahoma.

     Net premiums earned in the standard property and casualty program were $10.1 million in the third quarter of 1999, an increase of $2.6 million or 35% compared to the third quarter of 1998. Net premiums earned for the first nine months of 1999 were $27.4 million, an increase of $6.1 million or 28% compared to the 1998 period. The increases are primarily attributable to increased written premium production in Texas.

     Net premiums earned in the political subdivisions program were $3.1 million in the third quarter of 1999, an increase of $450,000 or 17% compared to the third quarter of 1998. Net premiums earned for the first nine months of 1999 were $9.1 million, an increase of $1.6 million or 21% compared to the 1998 period. The increases are primarily attributable to expansion of the school districts program in Texas and Missouri and increased written premium production in Oklahoma.

     Net premiums earned in the surety bond program were $1.8 million in the third quarter of 1999, a decrease of $240,000 or 12% compared to the third quarter of 1998. Net premiums earned in the first nine months of 1999 were $6.1 million, an increase of $783,000 or 15% compared to the 1998 period. The increase in the nine month period was due primarily to increased written premium production in California.

     Net premiums earned in the group accident and health program were $2.0 million in the third quarter of 1999, an increase of $754,000 or 59% compared to the third quarter of 1998. Net premiums earned in the first nine months of 1999 were $6.6 million, an increase of $3.1 million or 90% compared to the 1998 period. The increases are due primarily to a new program covering Oklahoma employers on a fully insured basis which was effective January 1, 1999. Net premiums earned for this program were $1.7 million and $4.3 million for the third quarter and first nine months of 1999, respectively. NAICO discontinued writing new policies for the excess portion of its group accident and health program effective April 1, 1999.

                                                                       PAGE 13
NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At September 30, 1999, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 12% invested in cash and money market instruments. The Company's portfolio contains no junk bonds or real estate investments.

     Net interest income decreased $236,000 or 21% in the third quarter of 1999 compared to the third quarter of 1998, and decreased $878,000 or 23% for the nine months ended September 30, 1999 compared to the 1998 period, due primarily to the purchase of additional reinsurance coverages in 1998. The Company had net realized investment gains in the third quarter of 1999 of $5,000 compared to $285,000 in the third quarter of 1998. Net realized investment gains were $57,000 and $578,000 in the first nine months of 1999 and 1998, respectively.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income increased $54,000 or 14% in the third quarter of 1999 compared to the third quarter of 1998, and decreased $220,000 or 16% for the nine months ended September 30, 1999 compared to the 1998 period. The majority of the Company's income from commissions, fees and other income are from the Company's subsidiary LaGere and Walkingstick Insurance Agency, Inc. ("L&W").

     L&W's brokerage commissions and fees before intercompany eliminations were $3.2 million and $7.2 million in the third quarter and first nine months of 1999, respectively, compared to $2.8 million and $6.3 million in the year ago periods. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

     Other income during the first nine months of 1998 included a gain of approximately $145,000 that resulted from L&W's disposal of certain equipment.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 80.4% and 73.9% for the quarter and nine months ended September 30, 1999, compared to 76.0% and 70.7% in the comparable 1998 periods. Weather-related losses (net of applicable reinsurance) from wind and hail totaled $803,000 and $4.0 million for the third quarter and first nine months of 1999,respectively, and increased the respective loss ratios by
4.7 and 8.2 percentage points. Weather-related losses totaled $558,000 and $1.3 million for the third quarter and first nine months of 1998, respectively, and increased the respective loss ratios by 4.2 and 3.5 percentage points. In addition, increased loss activity in the Company's political subdivisions and group accident and health programs adversely affected the loss ratio for the third quarter of 1999.

     NAICO is a major insurer of property owned by businesses, cities, towns and school districts in Oklahoma. As a result, NAICO incurs weather-related losses. On May 3, 1999, tornadoes, hail and strong winds caused severe damage to property owned or used by NAICO insureds. NAICO estimates total insured damages from the storms at approximately $26.3 million. Giving effect to NAICO's applicable reinsurance, all of which is with unaffiliated reinsurers, NAICO estimates its net loss before income tax benefit resulting from the May 3 storms at $1.8 million which was recorded in the second quarter of 1999.

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

     The following table sets forth the Company's policy acquisition costs for each of the three and nine month periods ended September 30, 1999 and 1998:

                                                   Three months ended       Nine months ended
                                                      September 30,            September 30,
                                                 ----------------------   ----------------------
                                                    1999        1998         1999        1998
                                                 ----------  ----------   ----------  ----------
                                                                 (In thousands)
Commissions expense..............................$   4,804   $   4,290    $  14,940   $  11,807
Other premium related assessments................      378         499        1,065       1,391
Premium taxes....................................      814       1,037        2,181       2,783
Excise taxes.....................................       70          69          169         175
Dividends to policyholders.......................       90         (43)         247         107
Other expense....................................       70           5          155          65
                                                 ----------  ----------   ----------  ----------

Total direct expenses............................    6,226       5,857       18,757      16,328

Indirect underwriting expenses...................    4,582       4,145       12,377      10,088
Commissions received from reinsurers.............   (7,702)     (7,040)     (20,162)    (18,139)
Adjustment for deferred acquisition costs........      (36)       (330)         (58)        175
                                                 ----------  ----------   ----------  ----------

Net policy acquisition costs.....................$   3,070   $   2,632    $  10,914   $   8,452
                                                 ==========  ==========   ==========  ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 21.5% and 24.9% for the third quarter and first nine months of 1999, respectively, compared to 22.7% and 25.5% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 9.6% and 12.0% in the third quarter and the first nine months of 1999, respectively, compared to 9.7% and 11.4% in the corresponding 1998 periods.

     Indirect underwriting expenses were 9.1% and 9.9% of total direct written and assumed premiums in the third quarter and first nine months of 1999, respectively, compared to 9.4% and 9.7% in the corresponding 1998 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 7.3% of gross premiums earned and commissions, fees and other income in both the third quarter and first nine months of 1999, compared to 7.9% and 8.9% for the corresponding 1998 periods. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

INTEREST EXPENSE

     Interest expense increased $240,000 in the third quarter of 1999 compared to the 1998 quarter, and increased $276,000 in the nine months ended September 30, 1999 compared to the 1998 period. The increase was primarily due to interest expense on the debenture offering which was completed on July 16, 1999 by the Company. See LIQUIDITY AND CAPITAL RESOURCES.

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving CenTra, Inc. and certain of its affiliates ("CenTra"). In April 1998, the Oklahoma Federal Court in which the CenTra litigation is pending ordered all parties to pay their own costs and attorney's fees in the case thus denying CenTra's request of approximately $4.7 million for those expenses. CenTra did not initially appeal this decision. Accordingly, Chandler Cayman reduced the previous first quarter 1997 net charge for CenTra litigation matters by $3.8 million during the second quarter of 1998. In later papers filed with the appellate court, CenTra has attempted to appeal this decision. The Company believes CenTra's appeal of the decision is barred. Increased or renewed activity could result in greater litigation expenses in 1999 or future years.

     See Note 2 to the Interim Consolidated Financial Statements for recent developments.

                                                                       PAGE 15
LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 1999, the Company provided $263,000 in cash from operations compared to cash used in operations of $10.6 million during the first nine months of 1998. The 1998 use of cash was due primarily to the purchase of additional reinsurance during 1998.

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The debentures have been listed on the American Stock Exchange. Standard & Poor's has assigned the debentures a rating of "BBB." The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to its parent, Chandler Barbados, and for general corporate purposes.

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

     The Company incurred additional costs of $125,000 to complete its testing during the first six months of 1999. These costs included the use of internal employees, cost of external software to enhance testing efforts and computer rental costs. These costs were expensed during 1999 as incurred. The Company could incur costs in the future if additional efforts are needed to perform modifications to the Company's information technology systems. The Company has established a contingency plan for all critical business operations. The contingency plan includes possible manual operations and the implementation of alternative processing procedures.

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

  - Fines and associated expenses resulting from inability to comply with regulatory requirements; and

  -  Failure of management controls.

                                                                       PAGE 16
     Any previously mentioned Year 2000 Problems could have a material adverse effect on the Company, including the financial condition of the Company's subsidiaries and their ability to pay dividends or other payments to the Company and its subsidiaries.

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

     It is possible that future court interpretations of policy language based on specific facts, or legislation mandating coverage, could result in coverage or losses attributable to Year 2000 Problems. Such decisions or legislation could have a material adverse impact on the Company. It is also possible that NAICO may incur expenses defending claims for which it is ultimately determined there is no insurance coverage.

PART II.                          OTHER INFORMATION
                                  -----------------

Item 1.  LEGAL PROCEEDINGS
         -----------------
         In response to this item, the Company incorporates by reference to
         Note 2. Litigation to its Interim Consolidated Financial Statements contained elsewhere in this report.

Item 2.  CHANGES IN SECURITIES
         ---------------------
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         None

Item 5.  OTHER INFORMATION
         -----------------
         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         None

                                     SIGNATURES
                                     ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 10, 1999           CHANDLER (U.S.A.), Inc.


                                  By:  /s/ W. Brent LaGere
                                       ---------------------------
                                       W. Brent LaGere
                                       Chairman of the Board, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



                                  By:  /s/ Mark C. Hart
                                       ---------------------------
                                       Mark C. Hart
                                       Vice President - Finance & Treasurer
                                       (Principal Accounting Officer)