Form 10-K405
period 1999-12-31
CHANDLER USA INC
filed 2000-03-28
CIK 1083750

===============================================================================

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                           ----------------------------

                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                         COMMISSION FILE NUMBER: 1-15135

                             CHANDLER (U.S.A.), INC.
              (Exact name of registrant as specified in its charter)

                 OKLAHOMA                              73-1325906
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

            1010 MANVEL AVENUE
            CHANDLER, OKLAHOMA                            74834
 (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: 405-258-0804
         Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
 -----------------------------------  -----------------------------------------
 $24,000,000 8.75% SENIOR DEBENTURES           AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES  X    NO
                                    -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

     Aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 2000: None.

     The number of common shares, $1.00 par value, of the registrant outstanding on February 29, 2000 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Registrant does not incorporate by reference in this report any annual report, proxy statement, or Rule 424 prospectus.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

===============================================================================

                                   PART I

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K report, as well as statements made by Chandler (U.S.A.), Inc. ("Chandler USA") in periodic press releases, oral statements made by Chandler USA's officials to analysts and shareholders in the course of presentations about Chandler USA and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Chandler USA to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things,
(i) general economic and business conditions; (ii) interest rate changes;
(iii) competition and regulatory environment in which Chandler USA operates;
(iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by Chandler USA's agents; (vii) the ability of National American Insurance Company ("NAICO") to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii) the ability of NAICO to maintain favorable insurance company ratings; (ix) the ability of Chandler USA and its third party providers, agents and reinsurers to adequately address year 2000 issues; and (x) other factors including the ongoing litigation matters involving a significant concentration of ownership of Chandler USA's indirect parent's common stock.

ITEM 1.  BUSINESS

GENERAL

     Chandler USA is an insurance holding company that provides administrative services to its wholly owned subsidiaries NAICO and LaGere
& Walkingstick Insurance Agency, Inc. ("L&W"). Through its subsidiaries, Chandler USA operates in two lines of business: property and casualty insurance and insurance agency operations. Chandler USA is an Oklahoma corporation which is wholly owned by Chandler Insurance (Barbados), Ltd. ("Chandler Barbados"), which, in turn, is wholly owned by Chandler Insurance Company, Ltd. ("Chandler Insurance"), a Cayman Islands company whose common stock is traded on The Nasdaq Stock Market under the symbol: CHANF. Chandler USA is headquartered in Chandler, Oklahoma, in facilities also occupied by NAICO and L&W.

     NAICO is one of the leading commercial business insurance writers in Oklahoma, providing property and casualty coverage for businesses in various industries. NAICO has a network of independent agents, totaling approximately 230 at December 31, 1999, that market NAICO's insurance products. Independent agents originate substantially all of NAICO's business. NAICO is licensed to write property and casualty coverage in 45 states and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects. Currently, NAICO is rated as "A- (Excellent)" by A.M. Best Company, an insurance rating agency. NAICO is also rated "A (Strong)" by Standard & Poor's rating agency. These ratings are independent opinions of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

     L&W is an independent insurance agency that represents various insurance companies providing a variety of property and casualty, individual and group life, medical and disability income coverages. L&W also acts as a surplus lines broker specializing in risk management and brokering insurance primarily for commercial enterprises.

     Chandler Barbados is a Barbados company and a wholly owned subsidiary of Chandler Insurance that principally reinsures risks underwritten by NAICO. NAICO retains a portion of each risk, then transfers the balance to other reinsurance companies including Chandler Barbados. Chandler Insurance reinsures Chandler Barbados for a portion of the risk that it assumes from NAICO.

INSURANCE PROGRAMS

     NAICO writes various property and casualty insurance products through four primary marketing programs. The programs are standard property and casualty, political subdivisions, surety bonds and group accident and health.

STANDARD PROPERTY AND CASUALTY PROGRAM

     NAICO offers workers compensation, automobile liability and physical damage, general and umbrella liability and property coverages under its standard property and casualty program. In marketing these products, NAICO targets companies in the construction, manufacturing, wholesale, service, oil and gas, and retail industries. NAICO writes this business principally in Oklahoma and Texas.

POLITICAL SUBDIVISIONS PROGRAM

     Under the political subdivisions program, NAICO writes insurance policies for school districts, counties and municipalities. As of December 31, 1999, NAICO insured 526 school districts in Oklahoma and 153 school districts in Texas. The coverages offered include workers compensation, automobile liability, automobile physical damage, general liability, property and school board legal liability.

     NAICO also writes property and casualty insurance for municipalities and counties in Oklahoma, Texas and Missouri. The coverages offered include workers compensation, automobile and general liability, automobile physical damage, property and public officials liability insurance. As of December
31, 1999, NAICO insured 270 municipalities and counties in Oklahoma, Texas and Missouri.

SURETY BOND PROGRAM

     NAICO writes surety bonds, commonly referred to as contract performance bonds, to secure the performance of contractors and suppliers on construction projects. Individual bonds generally do not exceed $5 million, and an individual contractor generally does not have "work in progress" for both bonded and unbonded jobs in excess of $10 million. A substantial portion of this business is written in Oklahoma, Texas and California. NAICO also writes bail bonds, which guarantee that the principal will discharge obligations set by the court, as well as other types of miscellaneous bonds.


GROUP ACCIDENT AND HEALTH PROGRAM

     In 1996, NAICO began offering excess accident and health coverage for small to medium sized employers that self-insure a portion of their company's medical plans. In January 1999, NAICO began a new program covering primarily Oklahoma employers on a fully insured basis. NAICO discontinued writing new policies for excess accident and health coverage effective April 1, 1999. NAICO is currently evaluating the fully insured program and may modify or discontinue the program during 2000.

     The following table shows gross premiums earned and net premiums earned by insurance program for the years 1997, 1998 and 1999. The term "gross premiums earned" means gross premiums written (before reductions for premiums ceded to reinsurers) less the increases or plus the decreases in the gross unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. The term "net premiums earned" means gross premiums earned less reductions for earned premiums ceded to reinsurers.

                                                    GROSS PREMIUMS EARNED              NET PREMIUMS EARNED
                                               --------------------------------  --------------------------------
INSURANCE PROGRAMS                                1997       1998       1999        1997       1998       1999
---------------------------------------------- ---------- ---------- ----------  ---------- ---------- ----------
                                                                         (In thousands)
Standard property and casualty................ $  62,841  $  76,458  $  99,512   $  44,887  $  29,234  $  56,673
Political subdivisions........................    21,503     25,091     29,994      12,416     10,435     14,320
Surety bonds..................................    12,320     11,915     13,660      10,533      7,456      7,835
Group accident and health.....................     3,379      6,067      9,098       2,303      4,610      8,195
Nonstandard private-passenger automobile (1)..    14,303      6,016        118       8,841        482          4
Other (2).....................................     2,363        487         65       1,722        207         71
                                               ---------- ---------- ----------  ---------- ---------- ----------
TOTAL......................................... $ 116,709  $ 126,034  $ 152,447   $  80,702  $  52,424  $  87,098
                                               ========== ========== ==========  ========== ========== ==========
----------------------------

(1)  The nonstandard private-passenger automobile program was discontinued in 1997.

(2)  This category is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools and assigned risks.


LINES OF INSURANCE

     The lines of insurance written by NAICO through its programs are workers compensation, automobile liability, surety, accident and health, automobile physical damage, property, inland marine and other liability lines, which include general and professional liability lines. The following table shows net premiums earned as a percentage of total net premiums earned by each line of insurance written by NAICO during the period indicated. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------
                                                           1995       1996       1997       1998       1999
                                                       ----------- ---------- ---------- ---------- ----------
Workers compensation..................................         42%        45%        44%        19%        34%
Other liability.......................................          7%         9%        13%        22%        19%
Automobile liability..................................         21%        21%        17%        22%        17%
Surety................................................         19%        12%        13%        14%         9%
Accident and health...................................          -%         1%         3%         9%         9%
Automobile physical damage............................          9%         9%         7%         9%         8%
Property..............................................          2%         2%         2%         4%         3%
Inland marine.........................................          -%         1%         1%         1%         1%
                                                       ----------- ---------- ---------- ---------- ----------
     Total............................................        100%       100%       100%       100%       100%
                                                       =========== ========== ========== ========== ==========


AGENCY AND BROKERAGE

     L&W is appointed by insurers to solicit applications for insurance policies, primarily in Oklahoma. L&W represents various personal and commercial lines insurance companies in marketing property and casualty insurance. L&W also markets individual and group life, medical and disability income coverage. Major target classes of business include political subdivisions, health care facilities, transportation companies, manufacturers, contractors, energy businesses, retailers, wholesalers and service organizations. L&W places a large portion of its property and casualty business with NAICO. It also acts as a surplus lines broker specializing in risk management and brokering insurance for commercial enterprises. L&W places direct agency business as well as business from other agents with specialty insurance companies.

     L&W acts as a broker for NAICO, accepting applications for insurance and surety bonds from independent agents who, in many instances, are not agents appointed directly by NAICO. L&W also acts as an underwriter for a significant portion of NAICO's surety bond program.

UNDERWRITING AND CLAIMS

     Independent insurance agents submit applications for insurance coverage for prospective customers to NAICO. NAICO reviews a prospective risk in accordance with its specific underwriting guidelines. If the risk is approved and coverage is accepted by the insured, NAICO issues an insurance policy.

     NAICO has maintained a continuous contractual relationship with an underwriting manager for its bail bond program. During 1997, 1998 and 1999, the gross written premiums in this program were $2.6 million, $2.8 million and $2.8 million, respectively. This underwriting manager operates through a network of bail bond agents who submit applications to the underwriting manager. If the application meets the specific guidelines set by the underwriting manager, a bail bond is issued. This underwriting manager is an independent contractor and is responsible for collection of all premiums and payment of all commissions to bail bond agents. Additionally, it is responsible for all claims and recoveries and is required to maintain collateral security for each bond.

     NAICO's claim department reviews and administers all claims. When a claim is received, it is reviewed and assigned to an in-house claim adjuster based on the type and geographic location of the claim, its severity and its class of business. NAICO's claim department is responsible for reviewing each claim, obtaining necessary documentation and establishing loss and loss adjustment expense reserves. NAICO's in-house claims staff handles and supervises the claims, coordinates with outside legal counsel and independent claims adjusters if necessary, and processes the claims to conclusion.

REINSURANCE

     In the ordinary course of business, NAICO cedes insurance risks and a portion of the insurance premiums to its reinsurers under various reinsurance contracts that cover individual risks (facultative reinsurance) or entire classes of business (treaty reinsurance). Reinsurance provides greater diversification of insurance risk associated with business written and also reduces NAICO's exposure from high policy limits or from catastrophic events and hazards of an unusual nature. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. In formulating its reinsurance programs, NAICO considers numerous factors, including the financial stability of the reinsurer, the reinsurer's ability to provide sufficient collateral (if required), reinsurance coverage offered and price.

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased varies from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 or July 1 of each year. NAICO renewed all January 1, 2000 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on April 1 or July 1, 2000 as applicable.

     NAICO has structured separate reinsurance programs for construction surety bonds, property (including inland marine), workers compensation, casualty (including automobile liability, general liability, umbrella liability and related professional liability), automobile physical damage and group accident and health. Chandler Barbados reinsures NAICO for a portion of the risk on NAICO's construction surety bonds, workers compensation and casualty reinsurance programs. A portion of the risk that Chandler Barbados assumes from NAICO is reinsured by Chandler Insurance.

     Under the 1997 workers compensation reinsurance program, NAICO retained 80% of the first $500,000 of loss per occurrence. During 1998, NAICO's retention was reduced to 35% of the first $10,000 of loss per occurrence. During the fourth quarter of 1999, NAICO agreed to rescind reinsurance treaties which covered 15% of the first $10,000 of loss per occurrence and 75% of $490,000 excess of $10,000 of loss per occurrence for its workers compensation business and which had been in effect since January 1, 1999. NAICO received a fee of $10.0 million as compensation for agreeing to rescind the reinsurance treaties and to assume the additional risk. Effective January 1, 2000, NAICO's net retention was reduced to 42.5% of the first $10,000 of loss per occurrence plus 37.5% of $90,000 excess of $10,000 of loss per occurrence.

     Under the 1997 casualty reinsurance program, NAICO retained 80% of the first $500,000 of loss per occurrence. During 1998, NAICO's retention was reduced to 80% of the first $250,000 of loss per occurrence. Effective January 1, 2000, NAICO's retention was reduced to 80% of the first $100,000 of loss per occurrence.

     Under the 1997 construction surety bond reinsurance program, NAICO retained 90% of the first $500,000 per bond or per principal (e.g., contractor). NAICO's retention was reduced to 50% of the first $500,000 per bond or per principal, effective January 1, 1998, and was further reduced to 50% of the first $250,000 per bond or per principal effective April 1, 1998.

     Under the property reinsurance program, NAICO retains 30% of the first $500,000 of risk for each loss per location. Under the group accident and health program, NAICO retains the first $50,000 in excess of the self-insured retention for each insured person, each policy, and the first $100,000 (or the first $250,000 for cases exceeding 400 covered employees) of losses in excess of the self-insured aggregate retention. NAICO retains the first $100,000 of risk for each insured person for fully insured cases under its group accident and health program.

     NAICO purchases catastrophe protection for its automobile physical damage and certain property coverages to limit its retention for single loss occurrences involving multiple policies and/or policyholders resulting from perils such as floods, winds and severe storms. This catastrophe protection is purchased primarily from Lloyd's of London. Under its automobile physical damage reinsurance program, NAICO retains the first $250,000 of loss per occurrence, plus 5% of amounts exceeding $250,000 of loss per occurrence up to $1 million of loss per occurrence. NAICO has also purchased reinsurance which limits its net retained loss for both automobile physical damage and property losses to $1,000,000 for each loss occurrence. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 1999.



                                                                             CEDED REINSURANCE
                                                                 NET            PREMIUMS FOR         A.M.
                                                              REINSURANCE      THE YEAR ENDED      BEST CO.
NAME OF REINSURER                                           RECOVERABLE (1)   DECEMBER 31, 1999     RATING
---------------------------------------------------------- ----------------  -------------------  ----------
                                                                        (Dollars in thousands)
Chandler Barbados......................................... $        19,145   $           23,599          -(3)
First Excess and Reinsurance Corporation..................          16,528               10,709      A
Swiss Reinsurance America Corporation.....................          10,801               12,909      A+
SCOR Reinsurance Company..................................           8,544                9,479      A+
Reliance Insurance Company (2)............................           5,253               (5,484)     A-
                                                           ----------------  -------------------
     Top five reinsurers.................................. $        60,271   $           51,212
                                                           ================  ===================
     All reinsurers....................................... $        79,927   $           65,297
                                                           ================  ===================
Percentage of total represented by top five reinsurers....              75%                  78%

----------------------------------------------------------

(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 1999.

(2)  Excludes premiums receivable of $12.9 million as of December 31, 1999 related to the rescission of two reinsurance treaties.  NAICO collected this amount during January 2000.

(3)  Chandler Barbados owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO.  Although Chandler Barbados is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 1999, Chandler Barbados had cash and investments with a fair value of $24.1 million deposited in a trust account for the benefit of NAICO.


     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.3 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 1999. NAICO is seeking arbitration in order to enforce the terms of the reinsurance treaties.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, allowances are established for amounts deemed uncollectible. During 1997 and 1998, NAICO incurred charges of $527,000 and $50,000, respectively, in uncollectible reinsurance recoverables from unaffiliated reinsurers. NAICO did not incur any charges for uncollectible reinsurance recoverables from unaffiliated reinsurers in 1999.

LOSS AND UNDERWRITING EXPENSE RATIOS


     The combined loss and underwriting expense ratio ("Combined Ratio") is the traditional measure of underwriting experience for property and casualty insurance companies. It is the sum of the ratios of (i) incurred losses and loss adjustment expenses to net premiums earned ("loss ratio") and
(ii) underwriting expenses to net premiums written and assumed ("underwriting expense ratio").

     The following table shows the underwriting experience of Chandler USA for the periods indicated by line of insurance written. Adjustments to reserves made in subsequent periods are reflected in the year of adjustment. In the following table, incurred losses include paid losses and loss adjustment expenses, net changes in case reserves for losses and loss adjustment expenses and net changes in reserves for incurred but not reported losses and loss adjustment expenses. See also "Reserves" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                               YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                            1995          1996          1997          1998           1999
                                                         ----------    ----------    ----------    ----------    -------------
                                                                                (Dollars in thousands)
Workers compensation:
     Net premiums earned................................ $ 28,552      $  35,273     $  35,646     $   9,937     $ 29,244  (2)
     Loss ratio.........................................       67%            61%           72%           66%          77% (2)
Other liability:
     Net premiums earned................................ $  4,985      $   7,022     $  10,014     $  11,357     $ 15,785
     Loss ratio.........................................       56%            61%           47%           66%          70%
Automobile liability:
     Net premiums earned................................ $ 14,218      $  16,433     $  13,704     $  11,419     $ 15,027
     Loss ratio.........................................       78%            90%           76%           75%          78%
Surety:
     Net premiums earned................................ $ 13,113      $   9,495     $  10,671     $   7,619     $  8,061
     Loss ratio.........................................       50%            10%            8%           18%           6%
Automobile physical damage:
     Net premiums earned................................ $  5,881      $   6,788     $   5,726     $   4,702     $  7,039
     Loss ratio.........................................       66%            73%           60%           86%         104%
Accident and health:
     Net premiums earned................................ $    200      $     564     $   2,529     $   4,610     $  8,195
     Loss ratio.........................................      -36%            59%           43%           91%         104%
Property:
     Net premiums earned................................ $  1,369      $   1,467     $   1,912     $   2,332     $  2,972
     Loss ratio.........................................       73%           114%           74%          136%         203%
Inland marine:
     Net premiums earned................................ $    266      $   1,294     $     500     $     448     $    775
     Loss ratio.........................................       42%           113%          196%          126%         138%
Total:
     Net premiums earned................................ $ 68,584      $  78,336     $  80,702     $  52,424     $ 87,098  (2)
     Loss ratio.........................................       65%            64%           60%           69%          79% (2)
     Underwriting expense ratio (1).....................       41%            44%           38%           33%          32%
                                                         ----------    ----------    ----------    ----------    -------------
     Combined ratio (1).................................      106%           108%           98%          102%         111% (2)
                                                         ==========    ==========    ==========    ==========    =============
--------------------------------------------------------

(1)  Interest expense and litigation expenses are not considered underwriting expenses; therefore, such costs have been excluded from these ratios.  The 1996 underwriting expense ratio was increased by 4 percentage points by a reinsurance arbitration adjustment and the termination of relations with NAICO's former surety bond underwriting manager.

(2)  The rescission of two reinsurance treaties during 1999 increased net premiums earned for workers compensation by $19.6 million and increased the workers compensation loss ratio by 20 percentage points. The rescission of the reinsurance treaties also increased the total 1999 loss ratio by 2 percentage points and the 1999 combined ratio by 4 percentage points.


RESERVES

     Insurance companies provide in their financial statements reserves for unpaid losses and loss adjustment expenses which are estimates of the expense of investigation and settlement of all reported and incurred but not reported losses under their previously issued insurance policies and/or reinsurance contracts. In estimating reserves, insurance companies use various standardized methods based on historical experience and payment and reporting patterns for the type of risk involved. The application of these methods involves subjective determinations by the personnel of the insurance company. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount of and uncertainty in the estimates is affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances and the amount of insurance risk retained.
The ultimate cost of insurance claims can be adversely affected by increased costs, such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that expand insurance coverage after the insurance policy was priced and sold. Accordingly, the loss and loss adjustment expense reserves may not accurately predict an insurance company's ultimate liability for unpaid claims.

     NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from NAICO's net liability for losses and loss adjustment expenses were approximately $4.3 million and $3.2 million at December 31, 1998 and 1999, respectively. NAICO's statutory-based reserves (reserves calculated in accordance with an insurer's domiciliary state insurance regulatory authorities) do not differ from its reserves reported on the basis of generally accepted accounting principles ("GAAP"). NAICO does not discount its reserves for unpaid losses or loss adjustment expenses.

     NAICO participates in various pools covering workers compensation risks for insureds who were unable to purchase this coverage from an insurance company on a voluntary basis. In addition, NAICO receives direct assignments to write workers compensation for such insureds in lieu of participating in the pools. The consolidated financial statements reflect the reserves for unpaid losses and loss adjustment expenses and net premiums earned from its participation in the pools and from these direct assignments.

     There may be significant reporting lags between the occurrence of the insured loss and the time it is actually reported to the insurer. The inherent uncertainties in estimating insurance reserves are generally greater for casualty coverages, such as workers compensation, general and automobile liability, than for property coverages primarily due to the longer period of time that typically elapses before a definitive determination of ultimate loss can be made, which is also affected by changing theories of legal liability and changing political climates.

     There are significant additional uncertainties in estimating the amount of reserves required for environmental, asbestos-related and other latent exposure claims, including a lack of historical data, long reporting delays and complex unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different and frequently inconsistent conclusions as to when the loss occurred, what claims are covered, under what circumstances the insurer has an obligation to defend, how policy limits are determined and how policy exclusions are applied and interpreted.


     The loss settlement period on insurance claims for property damage is relatively short. The more severe losses for bodily injury and workers compensation claims have a much longer loss settlement period and may be paid out over several years. It is often necessary to adjust estimates of liability on a loss either upward or downward from the time a claim arises to the time of payment. Workers compensation indemnity benefit reserves are determined based on statutory benefits described by state law and are estimated based on the same factors generally discussed above which may include, where state law permits, inflation adjustments for rising benefits over time. Generally, the more costly automobile liability claims involve one or more severe bodily injuries or deaths. The ultimate cost of these types of claims is dependent on various factors including the relative liability of the parties involved, the number and severity of injuries and the legal jurisdiction where the incident occurred.

     The following table sets forth a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses which are net of reinsurance deductions for the years indicated.

                                                                              YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                            1995          1996          1997          1998          1999
                                                         ----------    ----------    ----------    ----------    ----------
                                                                                   (In thousands)

Net balance before provision for uncollectible
   reinsurance at beginning of year..................... $  63,610     $  57,710     $  53,313     $  53,345     $  39,570
                                                         ----------    ----------    ----------    ----------    ----------
Net losses and loss adjustment expenses
   incurred related to:
      Current year......................................    46,011        48,568        46,645        34,313        65,139
      Prior years.......................................    (1,551)        1,305         1,868         1,737         3,520
                                                         ----------    ----------    ----------    ----------    ----------
         Total..........................................    44,460        49,873        48,513        36,050        68,659
                                                         ----------    ----------    ----------    ----------    ----------
Net paid losses and loss adjustment expenses
   related to:
      Current year......................................   (19,589)      (22,502)      (19,909)      (19,495)      (33,210)
      Prior years.......................................   (30,771)      (31,768)      (28,572)      (30,330)      (23,896)
                                                         ----------    ----------    ----------    ----------    ----------
         Total..........................................   (50,360)      (54,270)      (48,481)      (49,825)      (57,106)
                                                         ----------    ----------    ----------    ----------    ----------
Net balance before provision for uncollectible
   reinsurance at end of year...........................    57,710        53,313        53,345        39,570        51,123
Adjustments to reinsurance recoverables on
   unpaid losses for uncollectible reinsurance..........       630           532           690           351           255
                                                         ----------    ----------    ----------    ----------    ----------
Net balance at end of year.............................. $  58,340     $  53,845     $  54,035     $  39,921     $  51,378
                                                         ==========    ==========    ==========    ==========    ==========


     The following table represents the development of net balance sheet reserves for 1990 through 1999. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date, including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability. The estimate for unpaid losses and loss adjustment expenses changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the revised estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative (deficiency) redundancy" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance for the last eight years presented.

     In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 1993 for claims that occurred in 1990 will be included in the cumulative deficiency amount for years 1990, 1991, 1992 and 1993. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

                                                                      DEVELOPMENT OF RESERVES
                                                                         AS OF DECEMBER 31,
                                 --------------------------------------------------------------------------------------------------
                                    1990      1991      1992      1993      1994      1995      1996      1997      1998     1999
                                 --------- --------- --------- --------- --------- --------- --------- --------- --------- --------
                                                                            (In thousands)
Net reserve for unpaid losses and
  loss adjustment expenses (1).. $ 40,528  $ 47,432  $ 46,604  $ 51,648  $ 64,308  $ 58,340  $ 53,845  $ 54,035  $ 39,921  $ 51,378
Net paid (cumulative) as of
  One year later................   27,512    27,588    26,849    26,469    30,771    31,768    28,572    30,330    73,721
  Two years later...............   40,576    40,797    39,770    38,655    45,321    44,471    40,857    42,934
  Three years later.............   44,701    47,379    46,360    45,357    51,985    49,262    45,668
  Four years later..............   46,042    50,798    49,400    48,385    54,825    51,101
  Five years later..............   46,805    52,217    51,299    49,116    55,691
  Six years later...............   47,949    53,881    51,641    49,399
  Seven years later.............   48,671    54,159    51,867
  Eight years later.............   48,770    54,293
  Nine years later..............   48,855

Net liability re-estimated as of (1)
  One year later................   44,820    50,268    51,951    52,058    62,757    59,644    55,713    55,772    43,441
  Two years later...............   46,589    51,191    50,845    50,135    61,924    59,605    55,599    56,362
  Three years later.............   46,572    51,908    51,076    50,492    62,737    59,155    54,528
  Four years later..............   46,726    52,263    51,572    51,022    62,636    58,247
  Five years later..............   47,042    53,341    52,309    50,981    62,195
  Six years later...............   48,375    54,516    52,275    50,954
  Seven years later.............   49,259    54,597    52,381
  Eight years later.............   49,370    54,618
  Nine years later..............   49,325

Net cumulative (deficiency)
  redundancy.................... $ (8,797) $ (7,186) $ (5,777) $    694  $  2,113  $     93  $   (683) $ (2,327) $ (3,520) $      -
Supplemental gross data:
  Gross liability after reclassification of pools-
    end of year..................................... $210,892  $167,187  $143,437  $116,149  $ 78,114  $ 73,721  $ 80,701  $ 98,460
  Reclassification of pool liabilities (1)..........  (18,875)  (15,694)        -         -         -         -         -         -
                                                     --------- --------- --------- --------- --------- --------- --------- --------
  Gross liability before reclassification of pools-
    end of year (1)................................. $192,017  $151,493  $143,437  $116,149  $ 78,114  $ 73,721  $ 80,701  $ 98,460
  Reinsurance recoverable...........................  145,413    99,845    79,129    57,809    24,269    19,686    40,780    47,082
                                                     --------- --------- --------- --------- --------- --------- --------- --------
  Net liability - end of year (1)................... $ 46,604  $ 51,648  $ 64,308  $ 58,340  $ 53,845  $ 54,035  $ 39,921  $ 51,378
                                                     ========= ========= ========= ========= ========= ========= ========= ========
  Gross re-estimated liability - latest (1)......... $195,488  $150,345  $143,412  $120,024  $ 91,509  $ 87,211  $ 96,208
  Re-estimated recoverable - latest.................  143,107    99,391    81,217    61,777    36,981    30,849    52,767
                                                     --------- --------- --------- --------- --------- --------- ---------
  Net re-estimated liability - latest (1)........... $ 52,381  $ 50,954  $ 62,195  $ 58,247  $ 54,528  $ 56,362  $ 43,441
                                                     ========= ========= ========= ========= ========= ========= =========
  Gross cumulative (deficiency) redundancy.......... $ (3,471) $  1,148  $     25  $ (3,875) $(13,395) $(13,490) $(15,507)
                                                     ========= ========= ========= ========= ========= ========= =========
----------------------------------------------------

(1)  The December 31, 1993 and prior amounts do not include the reclassification of pool liabilities.


INVESTMENTS

     Funds available for investment include Chandler USA's present capital as well as premiums received and retained under insurance policies and reinsurance agreements issued by NAICO. Until these funds are required to be used for the settlement of claims and the payment of operating expenses, they are invested with the objective of generating income, preserving principal and maintaining liquidity.

     Fixed-maturity investments are purchased to support the investment strategies of Chandler USA and its subsidiaries, which are developed based on many factors including rate of return, maturity, credit risk, tax
considerations, regulatory requirements and their mix of business.   At the
time of purchase, investments in debt securities that Chandler USA has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. Chandler USA has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of income tax as a separate component of shareholder's equity until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

     As of December 31, 1999, all of the investments of NAICO were in fixed-maturity investments (rated Aa3 or AA- or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts, a collateralized repurchase agreement and common stock received in connection with two unaffiliated entities' conversion to for-profit corporations. Approximately $80.4 million of NAICO's investment portfolio at December 31, 1999 is managed by Madison
Scottsdale, L.C. The remainder is managed by the Investment Committee of its Board of Directors. For additional information, see Notes to Consolidated Financial Statements.

DEBENTURE OFFERING

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to Chandler Barbados, and for general corporate purposes. Chandler USA's subsidiaries and affiliates are not obligated by the debentures. Accordingly, the debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries.

EMPLOYEES AND ADMINISTRATION

     At December 31, 1999, Chandler USA and its subsidiaries had approximately 390 full-time employees. Chandler USA and its subsidiaries generally have enjoyed good relations with their employees.

COMPETITION

     NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. Since the late 1980's, the industry has generally had excess underwriting capacity. This condition has resulted in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO continues to experience pricing competition as the conditions of heightened price competition and impaired underwriting performance continue in the industry as a whole.

REGULATION

REGULATION IN GENERAL

     NAICO is subject to regulation by government agencies in the jurisdictions in which it does business. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates, forms and policies used for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, establishment of reserves required to be maintained for unearned premiums, unpaid losses and loss adjustment expenses or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, licensing of insurers and agents, deposits of securities for the benefit of policyholders and the filing of periodic reports with respect to financial condition and other matters. In addition, regulatory examiners perform periodic financial and market conduct examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders or creditors.

     NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in those states.

     In addition to the regulatory oversight of NAICO, Chandler Insurance is also subject to regulation under the laws of the Cayman Islands and Chandler USA and all of its affiliates are also subject to regulation under the Nebraska Insurance Holding Company System Act (the "Holding Company Act"). The Holding Company Act contains certain reporting requirements including those requiring Chandler Insurance, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and the general business operations of its insurance subsidiaries. The Holding Company Act contains special reporting and prior approval requirements with respect to transactions among affiliates.

     NAICO is also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in areas such as product liability, environmental damage and workers compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized through re-pricing, if permitted by applicable regulations, of coverages or limitations or cessation of the affected business.

     The activities of L&W related to insurance brokerage and agency services and claims administration services are subject to licensing and regulation by the jurisdictions in which it conducts such activities. In addition, most jurisdictions require that certain individuals engaging in brokerage and agency activities be personally licensed. As a result, a number of L&W's employees are so licensed.

INSURANCE REGULATION CONCERNING CHANGE OR ACQUISITION OF CONTROL

     NAICO is a domestic property and casualty insurance company organized under the insurance laws of Nebraska (the "Insurance Code"). The Insurance Code provides that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Nebraska Department of Insurance. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control containing certain information required by statute and published regulations and provide a copy of such to the domestic insurer. In Nebraska, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%.

     In addition, many state insurance regulatory laws contain provisions that require pre-notification to state agencies of a change in control of a non-domestic insurance company admitted in that state. While such pre-notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist such as undue market concentration.

     Any future transactions that would constitute a change in control of Chandler Insurance, Chandler Barbados or Chandler USA would also generally require prior approval by the Nebraska Department of Insurance and would require pre-acquisition notification in those states which have adopted pre-acquisition notification provisions and in which the insurers are admitted. Because such requirements are primarily for the benefit of policyholders, they may deter, delay or prevent certain transactions that could be advantageous to the shareholders or creditors of Chandler USA.

RESTRICTIONS ON SHAREHOLDER DIVIDENDS

     A significant portion of Chandler USA's consolidated assets represents assets of NAICO that may not be immediately transferable to Chandler USA in the form of shareholder dividends, loans, advances or other payments.

     Statutes and regulations governing NAICO and other insurance companies domiciled in Nebraska regulate the payment of shareholder dividends and other payments by NAICO to Chandler USA. Under applicable Nebraska statutes and regulations, NAICO is permitted to pay shareholder dividends only out of statutory earned surplus. To the extent NAICO has statutory earned surplus, NAICO may pay shareholder dividends only to the extent that such dividends are not defined as extraordinary dividends or distributions. If the dividends are, under applicable statutes and regulations, extraordinary dividends or distributions, regulatory approval must be obtained. Under the applicable Nebraska statute, and subject to the availability of statutory earned surplus, the maximum shareholder dividend that may be declared (or cash or property distribution that may be made) by NAICO in any one calendar year without regulatory approval is the greater of (i) NAICO's statutory net income, excluding realized capital gains, for the preceding calendar year plus statutory net income, excluding realized capital gains, from the second and third preceding calendar years, that was not paid in dividends or other distributions; or (ii) 10% of NAICO's statutory policyholders' surplus as of the preceding calendar year end, not to exceed NAICO's statutory earned surplus.

     As of December 31, 1999, NAICO had statutory earned surplus of $11.9 million. Applying the Nebraska statutory limits described above, the maximum shareholder dividend NAICO may pay in 2000 without the approval of the Nebraska Department of Insurance is $4.9 million. In January 2000, NAICO paid a shareholder dividend of $1,250,000 to Chandler USA. NAICO paid a shareholder dividend of $6.0 million to Chandler USA during 1998.

     In addition to the statutory limits described above, the amount of shareholder dividends and other payments to affiliates permitted can be further limited by contractual or regulatory restrictions or other agreements with regulatory authorities restricting dividends and other payments, including regulatory restrictions that are imposed as a matter of administrative policy. If insurance regulators determine that payment of a shareholder dividend or other payments to an affiliate (such as payments under a tax sharing agreement, payments for employee or other services, or payments pursuant to a surplus note) would be hazardous to such insurance company's policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval.

RISK-BASED CAPITAL

     The National Association of Insurance Commissioners has adopted a methodology for assessing the adequacy of statutory surplus of domestic property and casualty insurers. This methodology is described in the Risk Based Capital Model Act (the "RBC Model Act"). The RBC Model Act includes a risk-based capital requirement that requires insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in the insurance company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential under-capitalized companies. Under the formula, an insurer determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's Total adjusted capital to its "authorized control level" of RBC. Insurers below the specific ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

                                                                                        Ratio of Total Adjusted Capital to
                                                                                           Authorized Control Level RBC
                              Regulatory Event (1)                                            (Less than or equal to)
                              --------------------                                   ----------------------------------------
                              Company Action Level (2)..........................                        2.0
                              Regulatory Action Level (3).......................                        1.5
                              Authorized Control Level (4)......................                        1.0
                              Mandatory Control Level (5).......................                        0.7
-------------------------------------------------------

(1)  When an insurer's ratio exceeds 2.0, it is not subject to regulatory attention under the RBC Model Act.

(2)  "Company Action Level" requires an insurer to prepare and submit an RBC Plan to the insurance commissioner of its state of domicile.  After review, the insurance commissioner will notify the insurer if the Plan is satisfactory.

(3)  "Regulatory Action Level" requires the insurer to submit an RBC Plan, or if applicable, a Revised RBC Plan to the insurance commissioner of its state of domicile.  After examination or analysis, the insurance commissioner will issue an order specifying corrective actions to be taken.

(4)  "Authorized Control Level" authorizes the insurance commissioner to take such regulatory actions considered necessary to protect the best interest of the policyholders and creditors of an insurer which may include the actions necessary to cause the insurer to be placed under regulatory control (i.e., rehabilitation or liquidation).

(5)  "Mandatory Control Level" authorizes the insurance commissioner to take actions necessary to place the insurer under regulatory control (i.e., rehabilitation or liquidation).


The ratios of total adjusted capital to authorized control level RBC for NAICO were 7.5:1 and 4.4:1 at December 31, 1998 and 1999, respectively. Therefore, NAICO's capital exceeds the level that would trigger regulatory attention pursuant to the risk-based capital requirement.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

     The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the "usual values," which fluctuate annually, on four or more ratios generally leads to inquiries from individual state insurance commissioners. Although NAICO has not received the official IRIS test results for 1999, management believes that NAICO had four 1999 ratios that would have been outside of the "usual values."


     In 1999, NAICO experienced a "change in net writings" of 124% compared to a usual value of plus or minus 33%. NAICO experienced an increase in gross premiums written of 26% during 1999, and changes in NAICO's reinsurance programs which reduced NAICO's net retention in 1998, as well as the rescission of two reinsurance treaties during 1999 (which increased this ratio by 59 percentage points) were all contributing factors in the increase in this ratio in 1999.

     NAICO's "investment yield" as calculated using the IRIS formula was 3.4% during 1999 compared to a usual value of 4.5% to 10%. NAICO maintains a high-quality investment portfolio, approximately 10% of which was invested in tax-exempt bonds as of December 31, 1999. Tax-exempt bonds generally have a lower pre-tax yield than taxable bonds. During 1999, NAICO incurred $851,000 in investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduced NAICO's investment yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans.

     The ratio of "agents' balances to surplus" was 47% at December 31, 1999 compared to a usual value of 40% or less. The increase in gross premiums written during 1999, particularly during the fourth quarter of 1999, was the primary factor for the increase in this ratio.

     NAICO's "estimated current reserve deficiency to surplus" was 34% at December 31, 1999 compared to a usual value of 25% or less. The primary factors that affect this ratio were the significant increase in NAICO's net premiums earned in 1999 and the changes in NAICO's net retention during 1997, 1998 and 1999. The calculation of this ratio assumes that factors that led to past under reserving will cause current under reserving without regard to changes in premium volume, product mix, the amount of risk retained by NAICO and current reserving practices. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "Reinsurance."

CODIFICATION

     In 1998, the National Association of Insurance Commissioners adopted codified statutory accounting principles ("Codification"). Codification will change, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that NAICO uses to prepare its statutory financial statements. The state of Nebraska has adopted Codification to be effective January 1, 2001. Management believes the most significant changes would be the elimination of the statutory liability for the "excess of statutory reserves over statement reserves" and the recognition of a deferred tax asset subject to an admissibility test. If Codification had been in effect at December 31, 1999, NAICO's statutory surplus would have increased approximately $7.6 million as a result of these items.

EFFECT OF FEDERAL LEGISLATION

     Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include federal government participation in asbestos and other product liability claims, pension and other employee benefit plan regulation (ERISA), examination of the taxation of insurers and reinsurers, minimum levels of liability insurance and automobile safety regulations. Federal regulation of the health care industry may directly and indirectly impact the business of insurance.

ITEM 2.  PROPERTIES

     Chandler USA and its subsidiaries own and occupy three office buildings with approximately 81,000 square feet of usable space in Chandler, Oklahoma, and an additional office building with approximately 46,000 square feet of usable space is being constructed in Chandler, Oklahoma. Chandler USA's subsidiaries also lease approximately 10,000 square feet in the aggregate for its branch offices. Chandler USA believes such space is sufficient for its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

CENTRA LITIGATION

     Chandler Insurance and certain of its subsidiaries and affiliates have been involved in litigation with CenTra, Inc. ("CenTra") and certain of its affiliates, officers and directors (the "CenTra Group") since July 1992.
See Note 10 to Consolidated Financial Statements for a detailed discussion. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CenTra Litigation."

OTHER LITIGATION

     Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     All of the common stock of Chandler USA is owned by Chandler Barbados, which is a wholly owned subsidiary of Chandler Insurance. The common shares of the Chandler Insurance trade on The Nasdaq Stock Market under the symbol:
CHANF.  Chandler USA has never paid cash dividends on its common shares.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from the consolidated financial statements of Chandler USA and its subsidiaries, which appear in
Item 14(a). The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999, have been audited by Deloitte & Touche LLP, independent auditors, whose independent auditors report expresses an unqualified opinion and includes an explanatory paragraph relating to litigation. The Operating Data for the year ended December 31, 1995 and the Balance Sheet Data at December 31, 1995 and 1996 have been derived from Chandler USA and its subsidiaries financial accounts; such accounts having been included in the consolidated financial statements of Chandler Insurance. The selected financial data should be read in conjunction with "LEGAL PROCEEDINGS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS" and the consolidated financial statements of Chandler USA and the notes thereto appearing in Item 14(a). See Notes to Consolidated Financial Statements for various litigation and contingency matters.

                                                                    YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        1995         1996         1997         1998         1999
                                                     ----------   ----------   ----------   ----------   ----------
                                                                         (Dollars in thousands)
OPERATING DATA
Revenues
   Direct premiums written and assumed.............. $  98,768    $ 108,059    $ 123,088    $ 134,293    $ 169,569
                                                     ==========   ==========   ==========   ==========   ==========
   Net premiums earned (1).......................... $  68,584    $  78,336    $  80,702    $  52,424    $  87,098
   Interest income, net.............................     5,494        5,663        6,130        4,904        3,959
   Realized investment gains, net...................       262          157          790        1,036           57
   Fee for rescinded reinsurance treaties...........         -            -            -            -       10,000
   Commissions, fees and other income...............     2,911        3,413        2,345        1,744        1,481
                                                     ----------   ----------   ----------   ----------   ----------
Total revenues......................................    77,251       87,569       89,967       60,108      102,595
                                                     ----------   ----------   ----------   ----------   ----------
Operating expenses
   Losses and loss adjustment expenses..............    44,460       49,873       48,513       36,050       68,659
   Policy acquisition costs.........................    21,560       25,833       22,819       10,685       21,160
   General and administrative expenses..............    12,146       14,044       11,984       11,277       10,795
   Interest expense.................................        52          146          442          887        1,496
   Litigation expenses, net.........................       579         (230)         923          423          207
                                                     ----------   ----------   ----------   ----------   ----------
Total operating expenses............................    78,797       89,666       84,681       59,322      102,317
                                                     ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes...................    (1,546)      (2,097)       5,286          786          278
Federal income tax benefit (provision) of
   consolidated U.S. subsidiaries...................      (812)         317       (2,281)        (353)        (365)
                                                     ----------   ----------   ----------   ----------   ----------
Net income (loss)................................... $  (2,358)   $  (1,780)   $   3,005    $     433    $     (87)
                                                     ==========   ==========   ==========   ==========   ==========

Combined loss and underwriting expense ratio (2)....       106%         108%          98%         102%         111%

BALANCE SHEET DATA
Cash and investments................................ $  93,697    $  99,098    $ 107,957    $  94,947    $  93,666
Total assets........................................   230,265      198,972      202,787      223,351      256,836
Unpaid losses and loss adjustment expenses..........   116,149       78,114       73,721       80,701       98,460
Notes payable.......................................       300        4,391        2,796        9,410            -
Amounts due to affiliate............................    21,583       23,548       19,918       12,219          533
Debentures..........................................         -            -            -            -       24,000
Total liabilities...................................   182,702      154,445      154,351      174,090      210,097
Shareholder's equity................................    47,563       44,527       48,436       49,261       46,739
----------------------------------------------------

(1) During 1997 and 1998, NAICO purchased additional reinsurance coverages which resulted in significantly lower net premiums earned in 1998. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

(2) Interest expense and litigation expenses are not considered underwriting expenses; therefore, such expenses have been excluded from this ratio. The 1996 combined loss and underwriting expense ratio was increased by four percentage points by a reinsurance arbitration adjustment and the termination of relations with NAICO's former surety bond underwriting manager. The rescission of two reinsurance treaties during 1999 increased the 1999 combined loss and underwriting expense ratio by four percentage points. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     References to Chandler USA which follow within this Item 7 refer to Chandler USA and its subsidiaries on a consolidated basis unless otherwise indicated.

     Chandler USA is engaged in various property and casualty insurance operations through its wholly owned subsidiaries, NAICO and L&W. NAICO writes various property and casualty insurance products through four separate marketing programs: standard property and casualty, political subdivisions, surety bonds (including both bail bonds and construction bonds) and group accident and health. The lines of insurance written by NAICO are commercial coverages consisting of automobile liability, workers compensation, surety, automobile physical damage, accident and health, property, inland marine and other liability lines, which include general and professional liability lines. L&W represents various personal and commercial lines insurance companies in marketing property and casualty insurance. L&W also markets individual and group life, medical and disability income coverage. L&W places the majority of its business with NAICO. Business produced by L&W and placed with NAICO constituted approximately 23% of NAICO's direct premiums written and assumed in 1999.

     Many factors determine the profitability of an insurance company including regulation and rate competition; the frequency and severity of claims; the cost, availability and collectibility of reinsurance; interest rates; inflation; general business conditions; and jury awards, court decisions and legislation expanding the extent of coverage and the amount of compensation due for injuries and losses.

CLAIM COSTS AND LOSS RESERVES

     Insurance companies provide in their financial statements reserves for unpaid losses and loss adjustment expenses which are estimates of the expense of investigation and settlement of all reported and incurred but not reported losses under their previously issued insurance policies and reinsurance contracts. In estimating reserves, insurance companies use various standardized methods based on historical experience and payment and reporting patterns for the type of risk involved. The application of these methods necessarily involves subjective determinations by the personnel of the insurance company. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount of and uncertainty in the estimates is affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs, such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that expand insurance coverage after the insurance policy was priced and sold. Accordingly, the loss and loss adjustment expense reserves may not accurately predict an insurance company's ultimate liability for unpaid claims.

     NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. See Notes to Consolidated Financial Statements.

     The loss settlement period on insurance claims for property damage is relatively short. The more severe losses for bodily injury and workers compensation claims have a much longer loss settlement period and may be paid out over several years. It is often necessary to adjust estimates of liability on a loss either upward or downward between the time a claim arises and the time of payment. Workers compensation indemnity benefit reserves are determined based on statutory benefits prescribed by state law and are estimated based on the same factors generally discussed above which may include, where state law permits, inflation adjustments for rising benefits over time. Generally, the more costly automobile liability claims involve one or more severe bodily injuries or deaths. The ultimate cost of these types of claims is dependent on various factors including the relative liability of the parties involved, the number and severity of injuries and the legal jurisdiction where the incident occurred.

     NAICO does not ordinarily insure against environmental matters as that term is commonly used. However, in some cases, regulatory filings made on behalf of an insured can make NAICO directly liable to the regulatory authority for property damage, which could include environmental pollution. In those cases, NAICO ordinarily has recourse against the insured or the surety bond principal for amounts paid. NAICO has insured certain trucking companies and pest control operators who are required to provide proof of insurance which in some cases assures payment for cleanup and restoration of damage resulting from sudden and accidental release or discharge of contaminants or other substances which may be classified as pollutants. NAICO also provides surety bonds for construction contractors who use or have control of such substances and for contractors who remove and dispose of asbestos as a part of their contractual obligations.

     NAICO also insures independent oil and gas producers who may purchase coverage for the escape of oil, saltwater, or other substances which may be harmful to persons or property, but may not generally be classified as pollutants. NAICO maintains claims records which segregate this type of risk for the purpose of evaluating environmental risk exposure. Based upon the nature of such lines of business with NAICO's insureds, and current data regarding the limited severity and infrequency of such matters, it appears that potential environmental risks are not a significant portion of claim reserves and therefore would not likely have a material adverse impact, if any, on the financial condition of Chandler USA.

     NAICO's statutory-based reserves (reserves calculated in accordance with accounting practices prescribed or permitted by an insurer's domiciliary state insurance regulatory authorities for purposes of financial reporting to regulators) do not differ from its reserves reported on the basis of GAAP. NAICO does not discount its reserves for unpaid losses and loss adjustment expenses. See Notes to Consolidated Financial Statements.

ECONOMIC CONDITIONS

     The impact of a recession on Chandler USA would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the Southwest and Midwest areas of the United States. Approximately $145 million, or 86%, of NAICO's direct written premiums in 1999 were in the states of Oklahoma and Texas. An economic downturn in these states could have a significant adverse impact on Chandler USA. A recession might also cause defaults on fixed-income securities owned by NAICO. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

     Periods of inflation have varying effects on Chandler USA and its subsidiaries as well as other companies in the insurance industry. Inflation contributes to higher claims and related costs and operating costs as well as higher interest rates which generally provide for potentially higher interest rates on investable cash flow and decreases in the market value of existing fixed-income securities. During 1999, the market value of NAICO's available for sale investments declined by $3.7 million due primarily to higher interest rates experienced during this time. Premium rates and commissions, however, are not significantly affected by inflation since competitive forces generally control such rates. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

REGULATION

     NAICO is subject to regulation by government agencies in the jurisdictions in which it does business. The nature and extent of such regulations vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates, forms and policies used for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, establishment of reserves required to be maintained for unearned premiums, unpaid losses and loss adjustment expenses or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, licensing of insurers and agents, deposits of securities for the benefit of policyholders and the filing of periodic reports with respect to financial condition and other matters. In addition, regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders or creditors.

     In addition to the regulatory oversight of NAICO, Chandler Insurance is also subject to regulation under the laws of the Cayman Islands and Chandler USA and all of its affiliates are also subject to regulation under the Nebraska Insurance Holding Company System Act (the "Holding Company Act"). The Holding Company Act contains certain reporting requirements including those requiring Chandler Insurance, as the ultimate parent company, to file information relating to its capital structure, ownership and financial condition and general business operations of its insurance subsidiaries. The Holding Company Act contains special reporting and prior approval requirements with respect to transactions among affiliates. The Holding Company Act also imposes certain requirements upon any person controlling or seeking to control an insurance company domiciled in Nebraska. Control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%. Persons owning any securities of Chandler USA or Chandler Insurance must comply with the Holding Company Act. See "BUSINESS - Regulation."

     Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include the redefinition of risk exposure in areas such as product liability, environmental damage and workers compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized through coverage repricing, if permitted by applicable regulations, or limitations or cessation of the affected business.

COMPETITION

     NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. Since the late 1980's, the industry has generally had excess underwriting capacity. This condition has resulted in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO continues to experience pricing competition as the conditions of heightened price competition and impaired underwriting performance continue in the industry as a whole.

ANALYSIS OF INSURANCE PROGRAM RESULTS OF OPERATIONS

     The following tables summarize the net premiums earned and the financial year (losses incurred and recognized by Chandler USA regardless of the year in which the claim occurred) and accident year (losses incurred by Chandler USA for a particular year regardless of the period in which Chandler USA recognizes the costs) loss ratios (computed by dividing losses and loss adjustment expenses by net premiums earned) in each of the years presented. The first table is summarized by major insurance program and includes all lines of insurance written in each program. The second table is summarized by line of insurance written and includes all net premiums earned and net losses and loss adjustment expenses incurred from all insurance programs for that particular line:


                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1997           1998           1999
                                                -----------    -----------    -----------
                                                         (Dollars in thousands)
INSURANCE PROGRAMS
-----------------------------------------------
STANDARD PROPERTY AND CASUALTY
   Net premiums earned......................... $   44,887     $   29,234     $   56,673
   Financial year loss ratio...................       68.4%          76.3%          81.3%
   Accident year loss ratio....................       71.4%          75.3%          78.5%
POLITICAL SUBDIVISIONS
   Net premiums earned......................... $   12,416     $   10,435     $   14,320
   Financial year loss ratio...................       58.1%          80.5%         102.9%
   Accident year loss ratio....................       66.2%          84.6%          92.1%
SURETY BONDS
   Net premiums earned......................... $   10,533     $    7,456     $    7,835
   Financial year loss ratio...................        7.9%          17.9%           4.0%
   Accident year loss ratio....................       11.1%          18.0%           7.6%
GROUP ACCIDENT AND HEALTH
   Net premiums earned......................... $    2,303     $    4,610     $    8,195
   Financial year loss ratio...................       43.3%          89.5%         104.7%
   Accident year loss ratio....................       84.5%         103.5%          83.0%
NONSTANDARD PRIVATE-PASSENGER AUTOMOBILE
   Net premiums earned......................... $    8,841     $      482     $        4
   Financial year loss ratio...................       72.2%        (37.8)%     (9,325.2)%
   Accident year loss ratio....................       61.4%          18.2%             -%
OTHER
   Net premiums earned......................... $    1,722     $      207     $       71
   Financial year loss ratio...................      137.9%          24.6%       (915.9)%
   Accident year loss ratio....................       77.6%          91.7%         133.0%
TOTAL
   Net premiums earned......................... $   80,702     $   52,424     $   87,098
   Financial year loss ratio...................       60.1%          68.8%          78.8%
   Accident year loss ratio....................       62.2%          71.0%          74.8%



                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1997           1998           1999
                                                -----------    -----------    -----------
                                                         (Dollars in thousands)
LINES OF INSURANCE
-----------------------------------------------
WORKERS COMPENSATION
   Net premiums earned......................... $   35,646     $    9,937     $   29,244
   Financial year loss ratio...................       72.0%          66.4%          76.8%
   Accident year loss ratio....................       74.1%          67.3%          79.7%
OTHER LIABILITY
   Net premiums earned......................... $   10,014     $   11,357     $   15,785
   Financial year loss ratio...................       47.1%          66.3%          70.0%
   Accident year loss ratio....................       51.4%          64.5%          57.1%
AUTOMOBILE LIABILITY
   Net premiums earned......................... $   13,704     $   11,419     $   15,027
   Financial year loss ratio...................       75.7%          75.2%          78.2%
   Accident year loss ratio....................       72.0%          77.4%          76.8%
SURETY
   Net premiums earned......................... $   10,671     $    7,619     $    8,061
   Financial year loss ratio...................        8.0%          18.1%           5.7%
   Accident year loss ratio....................       11.1%          19.9%           7.9%
AUTOMOBILE PHYSICAL DAMAGE
   Net premiums earned......................... $    5,726     $    4,702     $    7,039
   Financial year loss ratio...................       60.0%          85.8%         104.0%
   Accident year loss ratio....................       59.7%          87.6%         103.3%
ACCIDENT AND HEALTH
   Net premiums earned......................... $    2,529     $    4,610     $    8,195
   Financial year loss ratio...................       43.1%          91.1%         103.9%
   Accident year loss ratio....................       82.1%         103.5%          83.0%
PROPERTY
   Net premiums earned......................... $    1,912     $    2,332     $    2,972
   Financial year loss ratio...................       74.1%         135.8%         202.7%
   Accident year loss ratio....................       75.8%         148.4%         187.7%
INLAND MARINE
   Net premiums earned......................... $      500     $      448     $      775
   Financial year loss ratio...................      195.6%         125.9%         138.1%
   Accident year loss ratio....................      118.9%         114.6%         126.9%
TOTAL
   Net premiums earned......................... $   80,702     $   52,424     $   87,098
   Financial year loss ratio...................       60.1%          68.8%          78.8%
   Accident year loss ratio....................       62.2%          71.0%          74.8%


PURCHASE OF ADDITIONAL REINSURANCE

     During the second quarter of 1997, management concluded that it would be in NAICO's best interest to substantially reduce its underwriting risk in the California portion of the nonstandard private-passenger automobile program. In July 1997, NAICO purchased additional reinsurance for this portion of the program.

     In 1998, NAICO believed that reinsurance market conditions were conducive to the purchase of additional reinsurance. During the first quarter of 1998, NAICO purchased additional reinsurance under its workers compensation and casualty reinsurance programs. During the second quarter of 1998, NAICO purchased additional reinsurance for its construction surety bond reinsurance program. The purchase of the additional reinsurance coverages in 1997 and 1998 substantially reduced the per occurrence retention for NAICO's workers compensation, casualty, surety bond and nonstandard private-passenger automobile lines of business, but resulted in significantly lower net premiums earned, losses and loss adjustment expenses and policy acquisition costs. The purchase of additional reinsurance also resulted in an increase in reinsurance recoverables on unpaid losses, prepaid reinsurance premiums and premiums payable and a decrease in deferred policy acquisition costs.
See "Premiums Earned" and "Policy Acquisition Costs." During the fourth quarter of 1999, NAICO agreed to rescind two reinsurance treaties which covered a portion of its workers compensation business and which had been in effect since January 1, 1999. The reinsurer agreed to return the reinsurance premiums that had been paid by NAICO during 1999, less losses and ceding commissions that had been paid by the reinsurer. The reinsurer also agreed to pay NAICO a fee of $10.0 million as additional compensation for entering into the agreement. In January 2000, NAICO received payment in the amount of $12.9 million relating to the transaction.

PREMIUMS EARNED

     The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance as of December 31 for each year presented:


            INSURANCE PROGRAMS                  GROSS PREMIUMS EARNED           NET PREMIUMS EARNED
------------------------------------------  -----------------------------  -----------------------------
                                               1997      1998      1999       1997      1998      1999
                                            --------- --------- ---------  --------- --------- ---------
                                                                   (In thousands)
Standard property and casualty............. $ 62,841  $ 76,458  $ 99,512   $ 44,887  $ 29,234  $ 56,673
Political subdivisions.....................   21,503    25,091    29,994     12,416    10,435    14,320
Surety bonds...............................   12,320    11,915    13,660     10,533     7,456     7,835
Group accident and health..................    3,379     6,067     9,098      2,303     4,610     8,195
Nonstandard private-passenger automobile...   14,303     6,015       118      8,841       482         4
Other......................................    2,362       488        65      1,722       207        71
                                            --------- --------- ---------  --------- --------- ---------
TOTAL...................................... $116,708  $126,034  $152,447   $ 80,702  $ 52,424  $ 87,098
                                            ========= ========= =========  ========= ========= =========

LINES OF INSURANCE                              GROSS PREMIUMS EARNED           NET PREMIUMS EARNED
------------------------------------------  -----------------------------  -----------------------------
                                               1997      1998      1999       1997      1998      1999
                                            --------- --------- ---------  --------- --------- ---------
                                                                   (In thousands)
Workers compensation......................  $ 47,198  $ 48,699  $ 51,106   $ 35,646  $  9,937  $ 29,244
Other liability...........................    13,593    17,593    26,260     10,014    11,357    15,785
Automobile liability......................    20,672    20,005    22,701     13,704    11,419    15,027
Surety....................................    12,458    12,078    13,886     10,671     7,619     8,061
Automobile physical damage................     7,072     6,307     8,081      5,726     4,702     7,039
Accident and health.......................     3,697     6,074     9,098      2,529     4,610     8,195
Property..................................    10,331    12,916    17,196      1,912     2,332     2,972
Inland marine.............................     1,687     2,362     4,119        500       448       775
                                            --------- --------- ---------  --------- --------- ---------
TOTAL.....................................  $116,708  $126,034  $152,447   $ 80,702  $ 52,424  $ 87,098
                                            ========= ========= =========  ========= ========= =========


     Gross premiums earned, before reductions for premiums ceded to reinsurers, increased 13%, 8% and 21% in 1997, 1998 and 1999, respectively. The increases are primarily attributable to an increase in written premium production in Texas and Oklahoma, which we believe resulted from increased marketing efforts in these states and new insurance programs in Texas. Net premiums earned, after such reductions, increased 3% in 1997, decreased 35% in 1998 and increased 66% in 1999. The reduction in net premiums earned in 1998 was due primarily to the purchase of additional reinsurance for NAICO's workers compensation, casualty and nonstandard private-passenger automobile insurance programs described previously. The rescission of two reinsurance treaties increased net premiums earned in 1999 by $19.6 million. See "Purchase of Additional Reinsurance."

     Gross premiums earned in the standard property and casualty program increased 39%, 22% and 30% in 1997, 1998 and 1999, respectively. The increases are primarily attributable to increased written premium production in Texas. Net premiums earned increased 41% in 1997, decreased 35% in 1998 and increased 94% in 1999. The reduction in net premiums earned in 1998 was due primarily to the purchase of additional reinsurance in 1998 as previously described. The rescission of the reinsurance treaties increased net premiums earned in 1999 by $17.3 million in this program.

     Gross premiums earned in the political subdivisions program increased 11%, 17% and 20% in 1997, 1998 and 1999, respectively, due primarily to expansion of the school districts portion of the program in Texas and Missouri and increased written premium production in Oklahoma. Net premiums earned increased 7% in 1997, decreased 16% in 1998 and increased 37% in 1999. The reduction in net premiums earned in 1998 was due primarily to the purchase of additional reinsurance in 1998 as previously described. The rescission of the reinsurance treaties increased net premiums earned in 1999 by $2.3 million in this program.

     Gross premiums earned in the surety bond program increased 8% in 1997, decreased 3% in 1998 and increased 15% in 1999. The increase in 1999 was due primarily to increased written premium production in California. Net premiums earned in the surety bond program increased 12% in 1997, decreased 29% in 1998 and increased 5% in 1999. Increased competition, higher reinsurance costs and/or changes in risk retained contributed to the decline in 1998.

     Gross premiums earned in the group accident and health program increased 560%, 80% and 50% in 1997, 1998 and 1999, respectively, and net premiums earned increased 626%, 100% and 78% in 1997, 1998 and 1999, respectively.
The significant increases in premiums in 1997 and 1998 are primarily the result of the growth expected in start-up programs. In January 1999, NAICO began a new program covering primarily Oklahoma employers on a fully insured basis. Gross and net premiums earned for this program were $6.0 million and $5.6 million, respectively, during 1999. NAICO discontinued writing new policies for the excess portion of its group accident and health program effective April 1, 1999. NAICO expects that premiums in its fully insured program will decline during 2000 due to the effect of rate increases and other changes in the program which were put in effect in late 1999. NAICO is currently evaluating the fully insured program and may modify or discontinue it during 2000.

     Nonstandard private-passenger automobile gross premiums earned decreased 14%, 58% and 98% in 1997, 1998 and 1999, respectively. Net premiums earned in the nonstandard private-passenger automobile program decreased 47%, 95% and 99% in 1997, 1998 and 1999, respectively. During 1997, NAICO discontinued the Oklahoma and Arizona portions of its nonstandard private-passenger automobile program. Effective July 1, 1997, NAICO entered into a 100% quota share reinsurance agreement to fully reinsure the risk in the California portion of the program. NAICO has discontinued the California program.

     Other programs in the preceding table include premiums from NAICO's participation in various mandatory pools covering workers compensation for insureds that were unable to purchase this coverage from an insurance company on a voluntary basis, and direct assignments to write workers compensation for such insureds in certain states in lieu of participating in related pools, in addition to the runoff of various programs which are no longer offered by NAICO. The majority of the decrease in net premiums earned during the periods is attributable to participation in the pools covering workers compensation and from direct assignments. The declines were attributable to decreased activity from the pools and fewer assignments in certain states. Both the size of the involuntary market and NAICO's relative participation in states having a mandatory pool mechanism declined in these years.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At December 31, 1999, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 5% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments.

     Net interest income increased 8% in 1997 and decreased 20% and 19% in 1998 and 1999, respectively. The decrease in 1998 was due primarily to lower interest rates in 1998 and a reduction in invested assets due to the purchase of additional reinsurance in 1998. In addition, during the fourth quarter of 1997, NAICO shifted a portion of its fixed maturities portfolio from taxable to tax exempt bonds (which generally have a lower before-tax yield). In late 1998 and the first quarter of 1999, NAICO shifted approximately half of its investment in tax exempt bonds to taxable bonds. Net income from tax exempt securities was $112,000, $1.0 million and $483,000 in 1997, 1998 and 1999, respectively. The decrease in net interest income in 1999 was due primarily to a reduction in invested assets due to the purchase of additional reinsurance. Net realized investment gains were $790,000, $1 million and $57,000 in 1997, 1998 and 1999, respectively.

     The average net yield on Chandler USA's portfolio, including net realized investment gains, was 6.5%, 5.9% and 4.3% in 1997, 1998 and 1999, respectively. The average net yield on the portfolio, excluding net realized investment gains, was 5.9%, 5.5% and 4.2% for 1997, 1998 and 1999, respectively. The decrease in the average net yield in 1999 was due primarily to an increase in investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduce Chandler USA's average net yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans. Based on information provided by the premium finance company, the outstanding balance of premiums financed at December 31, 1999 was approximately $14 million. The average yield on the portfolio before deducting investment expenses was 6.3%, 5.7% and 5.6% in 1997, 1998 and 1999, respectively, excluding capital gains.

FEE FOR RESCINDED REINSURANCE TREATIES

     During the fourth quarter of 1999, NAICO agreed to rescind two reinsurance treaties which covered a portion of its workers compensation business and which had been in effect since January 1, 1999. The reinsurer agreed to return the reinsurance premiums that had been paid by NAICO during 1999, less losses and ceding commissions that had been paid by the reinsurer. The reinsurer also agreed to pay NAICO a fee of $10.0 million as additional compensation for entering into the agreement.

COMMISSIONS, FEES AND OTHER INCOME

     Chandler USA's income from commissions, fees and other income decreased 31%, 26% and 15% for 1997, 1998 and 1999, respectively. The majority of Chandler USA's income from commissions, fees and other income are from L&W's brokerage commissions and fees.

     L&W's brokerage commissions and fees before intercompany eliminations were $9.0 million in 1997, $8.5 million in 1998 and $9.6 million in 1999. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of Chandler USA's subsidiaries.

    L&W disposed of certain equipment in 1998 that resulted in a gain of approximately $145,000 which was included in other income.

    Fees generated by Network Administrators, Inc. ("Network"), a wholly owned subsidiary of Chandler USA, were $435,000 in 1997. Network no longer functions as a third-party administrator.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     Chandler USA estimates losses and loss adjustment expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and are periodically reviewed by independent professional actuaries. See "BUSINESS - Reserves."

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 60.1%, 68.8% and 78.8% in 1997, 1998 and 1999, respectively. The rescission of the reinsurance treaties increased losses and loss adjustment expenses in 1999 by $17.0 million. Excluding the effect of the reinsurance rescission, the loss ratio was 76.6% in 1999. Weather-related losses (net of applicable reinsurance) from wind and hail were $459,000, $1.4 million and $4.3 million in 1997, 1998 and 1999, respectively, and increased the respective loss ratios by 0.6, 2.7 and 6.4 percentage points (excluding the effect of the reinsurance rescission in 1999).

     NAICO is a major insurer of property owned by businesses, cities, towns and school districts in Oklahoma. As a result, NAICO incurs weather-related losses. On May 3, 1999, tornadoes, hail and strong winds caused severe damage to property owned or used by NAICO insureds. NAICO estimates total insured damages from the storms at approximately $26.4 million. Giving effect to NAICO's applicable reinsurance, all of which is with unaffiliated reinsurers, NAICO estimates its net loss before income tax benefit resulting from the May 3, 1999 storms at $1.8 million which was recorded in the second quarter of 1999.

POLICY ACQUISITION COSTS

     Policy acquisition costs consist of costs associated with the acquisition of new and renewal business and generally include direct costs such as premium taxes, commissions to agents and ceding companies and premium-related assessments and indirect costs such as salaries and expenses of personnel who perform and support underwriting activities. NAICO also receives ceding commissions from the reinsurers who assume premiums from NAICO under certain reinsurance contracts and the ceding commissions are accounted for as a reduction of policy acquisition costs. Direct policy acquisition costs and ceding commissions are deferred and amortized over the terms of the policies. Recoverability of such deferred costs is dependent on the related unearned premiums on the policies being more than expected claim losses. NAICO considers anticipated interest income in determining if a premium deficiency exists.

     The following table sets forth Chandler USA's policy acquisition costs for each of the three years ended December 31, 1997, 1998 and 1999:

                                                  YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1997        1998        1999
                                             ----------  ----------  -----------
                                                       (In thousands)
Commissions expense......................... $  15,860   $  15,472   $   20,532
Other premium related assessments...........       744         928        1,214
Premium taxes...............................     3,400       3,144        3,179
Excise taxes................................       153         161          236
Dividends to policyholders..................     1,155         242          324
Other expense...............................       146         151          205
                                             ----------  ----------  -----------
Total direct expenses.......................    21,458      20,098       25,690
Indirect underwriting expenses..............    12,937      13,808       16,354
Commissions received from reinsurers........   (11,571)    (26,776)     (17,670)
Adjustment for deferred acquisition costs...        (5)      3,555       (3,214)
                                             ----------  ----------  -----------
Net policy acquisition costs................ $  22,819   $  10,685   $   21,160
                                             ==========  ==========  ===========


     Total gross direct and indirect expenses as a percentage of direct
written and assumed premiums were 27.9%, 25.2% and   24.8% in 1997, 1998 and
1999, respectively. For these periods, commission expense as a percentage of gross written and assumed premiums was 12.9%, 11.5% and 12.1%. Indirect underwriting expenses were 10.5%, 10.3% and 9.6% of total direct written and assumed premiums in 1997, 1998 and 1999, respectively. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on NAICO's overall premium volume.

     NAICO received commissions totaling approximately $1.9 million and $909,000 during 1997 and 1998, respectively, under the quota-share reinsurance arrangement for the California portion of the nonstandard private-passenger automobile program which was effective July 1, 1997.
During 1998 and 1999, NAICO received commissions from reinsurers totaling approximately $13.8 million and $4.6 million, respectively, related to the purchase of additional reinsurance under its workers compensation and casualty reinsurance programs. Commissions received from reinsurers included the return of $9.7 million in ceding commissions during the fourth quarter of 1999 related to the rescission of the reinsurance treaties discussed previously. Net policy acquisition costs increased $7.0 million in 1999 due to the rescission of the reinsurance treaties, net of the adjustment for deferred acquisition costs. See "Purchase of Additional Reinsurance."

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 10.1%, 8.8% and 7.0% of gross premiums earned and commissions, fees and other income (excluding the fee related to the rescission of the reinsurance treaties) in 1997, 1998 and 1999, respectively. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors, including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's revenues. General and administrative expenses decreased 5.9% in 1998, due primarily to a reduction in costs attributable to Network. Network ceased functioning as a third party administrator during 1997. General and administrative expenses decreased 4.3% in 1999.

INTEREST EXPENSE

     Interest expense increased 203%, 101% and 69% in 1997, 1998 and 1999, respectively. The increase in 1997 and 1998 were due primarily to increased levels of bank debt. The increase in 1999 was due primarily to interest expense on the $24 million debenture offering which was completed on July 16, 1999 by Chandler USA. See "Liquidity and Capital Resources."

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving the CenTra Group. Litigation expenses were $923,000 in 1997 compared to $423,000 in 1998 and $207,000 in 1999. Increased or renewed activity could result in greater litigation expenses in 2000 or future years.

     Certain litigation expenses may be recovered from Chandler Insurance's directors and officers liability insurer ("D&O Insurer"). As a result of various events in 1995, Chandler Barbados and Chandler USA recorded $654,000 and $164,000, respectively, estimated recoveries of costs from the D&O Insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. In 1996, Chandler Barbados and Chandler USA recorded additional estimated recoveries of $102,000 and $880,000, respectively. Chandler Barbados and Chandler USA received payments for the 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. In connection with the U.S. District Court in Oklahoma City, Oklahoma ("Oklahoma Court") judgments, Chandler Barbados recorded an additional estimated recovery of $2.7 million from the D&O Insurer. Chandler Insurance and its subsidiaries are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. Some amounts have been previously paid without dispute and Chandler Insurance is negotiating with the D&O Insurer
for payment of the policy balance.   Chandler Insurance and its subsidiaries
could recover the remaining policy limits or could compromise their claim, and could incur significant costs in either case. The estimated insurance recovery is based upon these variable factors.

     See "CenTra Litigation" and Note 10 to Consolidated Financial Statements.

NET INCOME (LOSS)

     As a result of the factors described above, Chandler USA reported a net loss of $87,000 in 1999 compared to net income of $433,000 in 1998 and $3.0 million in 1997.

     The rescission of the reinsurance treaties resulted in a net after tax gain of $3.8 million during 1999. The rescission of the reinsurance treaties increased net premiums earned by $19.6 million in the fourth quarter of 1999. The rescission also increased losses and loss adjustment expenses by $17.0 million, and increased expenses for policy acquisition costs by $7.0 million. NAICO received a fee of $10.0 million as additional compensation for entering into the agreement. The provision for federal income taxes increased by $1.9 million in 1999 due to the rescission of the reinsurance treaties.

LIQUIDITY AND CAPITAL RESOURCES

     Chandler USA is a holding company receiving cash principally through borrowings, subsidiary dividends and other payments, subject to various regulatory restrictions described in "Regulation" and the Notes to Consolidated Financial Statements. The capacity of insurance companies to write insurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for Chandler USA's subsidiaries are funds generated from insurance premiums, investment income, capital contributions from Chandler USA and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses and commissions.

     NAICO maintains a liquid operating position and follows investment guidelines that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet obligations and keeping a sufficient margin of capital and surplus to ensure unimpaired ability to write insurance.

     NAICO purchases fixed-maturity investments to support its investment strategies which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and its mix of business. At the time of purchase, investments in debt securities that NAICO has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. NAICO has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of income tax as a separate component of shareholder's equity until realized.

     In 1997, Chandler USA provided $8.1 million in cash from operations. During 1998, Chandler USA used $10.3 million in cash from operations due primarily to the purchase of additional reinsurance described previously. During 1999, Chandler USA provided $5.2 million in cash from operations.

     Cash flows from investing activities were primarily the result of normal purchases and sales of investment securities, and in 1997 NAICO sold the common stock of Century Business Services, Inc. for a total of approximately $2.5 million. The Century Business Services common stock was received as a part of NAICO's 1996 settlement with a former underwriting manager. Net realized investment gains before income taxes were $790,000, $1.0 million and $57,000 during 1997, 1998 and 1999, respectively, from the sale of investments. In addition, NAICO received proceeds of $36.2 million and $4.2 million during 1998 and 1999, respectively, from the sale of available for sale fixed-income securities prior to their maturity. In 1998, to augment maturities and reposition its portfolio, NAICO chose to liquidate certain fixed maturity securities that were available for sale prior to their maturities. The average maturity of NAICO's investments was 4.5 years and
4.0 years at December 31, 1998 and 1999, respectively.

     NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. At December 31, 1999, the total amount of cash and investments restricted as a result of these arrangements was $7.2 million.

     Cash flows from financing activities are affected by the level of activity related to transactions with affiliates and bank borrowings. In February 1998, Chandler USA entered into a five-year loan agreement with a bank having a principal amount of $2.3 million. The loan was collateralized by certain equipment which was purchased with the proceeds of the loan. The equipment had previously been leased by Chandler USA. In March 1998, Chandler USA borrowed an additional $6.2 million under an existing loan agreement with a bank and the proceeds were used to repay amounts due to Chandler Barbados. The bank note was collateralized by shares of NAICO stock owned by Chandler USA. In July 1999, both bank notes were repaid from the proceeds of the debenture offering.

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to its parent Chandler Barbados, and for general corporate purposes.

CENTRA LITIGATION

     In 1992, Chandler USA and its affiliates became involved in certain legal proceedings beyond the ordinary course of business. Note 10 to Consolidated Financial Statements describes the extensive CenTra litigation related to Chandler USA and its affiliates and the CenTra Group.

     During December 1999, Chandler Insurance acquired 1,989,200 shares of its own stock in exchange for payment of $15,204,758 to CenTra and its affiliates pursuant to a divestiture plan proposed by NAICO and approved by the U.S. District Court for the District of Nebraska ("Nebraska Court"). All shares were canceled upon their return to Chandler Insurance. Based on an April 22, 1997 judgment by the Oklahoma Court, Chandler Insurance had previously recorded the return of 517,500 of the 1,989,200 shares as a decrease to shareholders' equity during 1997. The Nebraska Court had ordered CenTra to divest all shares of Chandler Insurance owned or controlled by it or its affiliates. An additional share block owned by CenTra and affiliates consists of 1,142,625 shares which will be divested following a ruling on CenTra's appeal of a judgment entered by an Oklahoma Court in April 1997. That judgment requires CenTra to transfer the shares to Chandler Insurance in exchange for payment of $6,882,500. Based on the April 22, 1997 judgment and subsequent actions by the Oklahoma Court, Chandler Insurance previously recorded the return of the 1,142,625 shares as a decrease to shareholders' equity during 1997. Following the conclusion of the appeal, the Nebraska Court will determine the method of divestiture of these shares. The appellate court heard oral arguments on November 15, 1999. Chandler Insurance cannot predict when the appellate court will rule on the appeal.

     While Chandler USA believes that it is likely that Chandler Insurance and certain of its subsidiaries, including Chandler USA, will ultimately prevail as to all material claims asserted in the CenTra litigation, should the CenTra litigation be modified, reversed or decided adversely to either Chandler USA or NAICO, such event could result in additional legal and other expenses for Chandler USA and NAICO and court judgments against NAICO, impairing the ability of NAICO to pay dividends or other payments to Chandler USA.

YEAR 2000 READINESS DISCLOSURES

YEAR 2000 UPDATE

     Through the first two months of the year 2000, Chandler USA had not experienced any significant problems or disruptions related to Year 2000 Problems (as described below). Chandler USA is currently not aware of any significant disruptions experienced by its customers, vendors and service providers that would materially affect their ability to do business with Chandler USA. While it is possible that certain Year 2000 Problems may exist but have not yet materialized, Chandler USA does not currently expect any Year 2000 Problems to be encountered for the remainder of the year 2000 that would have a material adverse effect on the operating results of Chandler USA.

YEAR 2000 READINESS OVERVIEW


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

     Chandler USA is heavily dependent upon complex information technology computer systems for its operations. Chandler USA has taken action to attempt to identify the nature and extent of the work required to assess and remediate Year 2000 Problems with respect to its systems, products and infrastructures, including non-information technology systems, none of which are considered critical to operations. Chandler USA began work in 1995 to prepare its financial, information and other computer-based systems for the year 2000, including updating existing legacy systems, and such work is complete at this time. Chandler USA estimates that it has spent $350,000 updating these systems to address Year 2000 Problems, and such costs were expensed as they were incurred, primarily in 1996 and 1997.

     During the fourth quarter of 1998, Chandler USA retained an independent consultant to prepare a plan for testing its information technology systems. In late 1998, Chandler USA determined that the testing would be performed by its employees, and this testing was completed during the first half of 1999. During the fourth quarter of 1998, Chandler USA incurred approximately $150,000 in additional expenses to evaluate its information systems and in preparation of plans to test its information systems.

     Chandler USA incurred additional costs of approximately $125,000 to complete its testing during the first six months of 1999. These costs included the use of internal employees, cost of external software to enhance testing efforts and computer rental costs. These costs were expensed during 1999 as incurred. Chandler USA could incur costs in the future if additional efforts are needed to perform modifications to Chandler USA's information technology systems. Chandler USA has established a contingency plan for all critical business operations. The contingency plan includes possible manual operations and the implementation of alternative information processing procedures.

     Chandler USA believes, based on the information currently available, that the most reasonably likely worst case scenarios resulting from Year 2000 Problems include:

  - Legal risks arising from failure of NAICO or L&W to provide contracted services, deal with claims on a timely basis, provide pertinent data to those dependent upon the data and similar risks;
  - Increased operational costs due to manual processing, data corruption or disaster recovery;
  -  Inability to bill or invoice;
  - Lost revenue resulting from the inability to render accurate billings and from the inability to efficiently market insurance products;
  -  Increased legal and accounting expenses;
  - Fines and associated expenses resulting from inability to comply with regulatory requirements; and
  -  Failure of management controls.

     Any previously mentioned Year 2000 Problems could have a material adverse effect on Chandler USA, including the financial condition of Chandler USA's subsidiaries and their ability to pay dividends or other payments to Chandler USA and its subsidiaries.

     It is possible that the credit or operating ability of agents, reinsurers and others with whom Chandler USA maintains commercial relationships may be adversely affected by one or more unforeseen circumstances caused by Year 2000 Problems. However, Chandler USA does not have control over these third parties and, as a result, it cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 Problems. However, Chandler USA has developed plans to attempt to minimize identified third-party exposures. Chandler USA has requested information from its major vendors and service providers to assess their year 2000 readiness. Chandler USA cannot predict the adverse impact, if any, of Year 2000 Problems upon parties with whom it does business.

     Chandler USA continues to study the complex issues related to insurance coverage for losses arising from the myriad potential fact situations connected with Year 2000 Problems and NAICO's liability to its insureds. Chandler USA believes that the coverages NAICO provides do not extend to the types of losses which are most likely to occur as a result of Year 2000 Problems, and NAICO has made no provisions for loss reserves based on potential Year 2000 Problems. NAICO expects to utilize coverage exclusion endorsements based on the individual underwriting of commercial accounts, and it has adopted endorsements to its policies based on forms provided and filed for approval with various regulatory authorities by Insurance Services Office, Inc., an insurance services company which provides regulatory research and filing support to insurance companies. Use of these special endorsements is governed by the law and regulatory policies of states in which NAICO is authorized to do business.

     It is possible that future court interpretations of policy language based on specific facts, or legislation mandating coverage, could result in coverage for losses attributable to Year 2000 Problems. Such decisions or legislation could have a material adverse impact on Chandler USA. It is also possible that NAICO may incur expenses defending claims for which it is ultimately determined there is no insurance coverage.

ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that Chandler USA recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Chandler USA will adopt SFAS No. 133 when required. Chandler USA's management does not expect that adoption of SFAS No. 133 will have a material impact on Chandler USA's consolidated financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K report, as well as statements made by Chandler USA in periodic press releases, oral statements made by Chandler USA's officials to analysts and shareholders in the course of presentations about Chandler USA and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Chandler
USA to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which Chandler USA operates; (iv) claims frequency;
(v) claims severity; (vi) the number of new and renewal policy applications submitted by Chandler USA's agents; (vii) the ability of NAICO to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii) the ability of NAICO to maintain favorable insurance company ratings; (ix) the ability of Chandler USA and its third party providers, agents and reinsurers to adequately address year 2000 issues; and (x) other factors including the ongoing litigation matters involving a significant concentration of ownership of Chandler USA's indirect parent's common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Chandler USA's consolidated balance sheets include a certain amount of assets and liabilities whose fair values are subject to market risk. Due to Chandler USA's significant investment in fixed-maturity investments, interest rate risk represents the largest market risk factor affecting Chandler USA's consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, liquidity of the instrument and other general market conditions.

     As of December 31,1999, substantially all of the investments of NAICO were in fixed-maturity investments (rated Aa3 or AA- or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts and a collateralized repurchase agreement. NAICO does not hold any investments classified as trading account assets or derivative financial instruments.

     The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates on NAICO's fixed-maturity investment portfolio. It is assumed that the changes occur immediately and uniformly, with no effect given to any steps that management might take to counteract that change. The hypothetical changes in market interest rates reflect what could be deemed best and worst case scenarios. The fair values shown in the following table are based on contractual maturities. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and, therefore, actual results might differ from those reflected in the following table:


                                                                                        Estimated
                                                              Hypothetical           fair value after
                                                                change in              hypothetical
                                      Fair value at           interest rate              change in
                                       December 31,         (bp=basis points)          interest rate
                                  ---------------------   ----------------------   ---------------------
                                     1998       1999      (Dollars in thousands)      1998       1999
                                  ---------- ----------                            ---------- ----------
Fixed-maturity investments (1)... $ 81,309   $  88,275    100 bp increase.......   $  78,466  $  85,625
                                                          200 bp increase.......      75,789     83,117
                                                          100 bp decrease.......      84,331     91,077
                                                          200 bp decrease.......      87,547     94,041
---------------------------------


(1) The fair value at December 31, 1998 excludes short-term investments with a fair value of $4.3 million as management does not feel that these investments are exposed to significant interest rate risk due to their maturity dates. Chandler USA did not hold any short-term investments at December 31,1999.


     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 1999 would reduce the estimated fair value of NAICO's fixed-maturity investments by approximately $5.2 million at that date.

     Chandler USA is obligated for senior debentures that have a maturity date of July 16, 2014. The debentures have a fixed interest rate of 8.75% and are redeemable on or after July 16, 2009 without penalty or premium.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 (a) 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted.

ITEM 11.  EXECUTIVE COMPENSATION

     Omitted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999, together with the related notes thereto and the report of Deloitte & Touche LLP, independent auditors on such financial statements as of December 31, 1999 and for the three years then ended are filed as a part of this Form 10-K. See accompanying Index on page F-1.

       2. FINANCIAL STATEMENT SCHEDULES. The financial statement schedules listed in the accompanying index to consolidated financial statements and schedules are filed as part of this Form 10-K. All other schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information is included in the consolidated financial statements or the notes thereon.

       3.  EXHIBITS.

           3.1  Certificate of Incorporation. (1)

           3.2  Bylaws, as amended. (1)

           4.1 Form of Indenture entered into by and between the Company as issuer and U.S. Trust of Texas, N.A. as trustee. (1)

          10.1 Employment Agreement, effective as of October 28, 1988, by and between Chandler (U.S.A.), Inc. and Brent LaGere. (1)

          10.2 Employment Agreement, effective as of October 28, 1988, by and between Chandler (U.S.A.), Inc. and Brenda B. Watson (formerly Brenda B. Pair). (1)

          10.3 Amendment to Employment Agreement, effective as of January 1, 1999, by an between Chandler (U.S.A.), Inc. and Brenda
                  B. Watson. (1)

          21.1  Subsidiaries of the registrant.

          27.1  Financial Data Schedule (EDGAR version only).
-----------------------------

           (1) Previously filed as an exhibit to Registration No. 333-76393 on Form S-1 and incorporated herein by reference.

       Copies of the foregoing exhibits filed with this Form 10-K or incorporated by reference are available from Chandler USA upon written request and payment of a reasonable copying fee.

  (b)  Reports on Form 8-K.

       No report on Form 8-K was filed by Chandler USA during or applicable to the quarter ended December 31, 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY ORGANIZED.

                              CHANDLER (U.S.A.), INC.

Date: March 20, 2000          By:/s/ W. Brent LaGere
                              -------------------------------------------------
                                              W. Brent LaGere
                                      Chairman of the Board, President
                                        and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

Date: March 20, 2000          /s/ W. Brent LaGere
                              -------------------------------------------------
                              W. Brent LaGere, Chairman of the Board,
                              Chief Executive Officer,
                              President and Director (Principal Executive
                              Officer)

Date: March 20, 2000          /s/ Mark T. Paden
                              -------------------------------------------------
                              Mark T. Paden, Executive Vice President,
                              Chief Operating Officer, Chief Financial Officer
                              and Director (Principal Financial Officer)

Date: March 20, 2000          /s/ Mark C. Hart
                              -------------------------------------------------
                              Mark C. Hart, Vice President - Finance and
                              Treasurer
                              (Principal Accounting Officer)

Date: March 20, 2000          /s/ Richard L. Evans
                              -------------------------------------------------
                              Richard L. Evans, Senior Vice President and
                              Director


Date:  March 20, 2000         /s/ R. Patrick Gilmore
                              -------------------------------------------------
                              R. Patrick Gilmore, Senior Vice President,
                              General Counsel and Director


Date: March 20, 2000          /s/ Robert L. Rice
                              -------------------------------------------------
                              Robert L. Rice, Director

Date: March 20, 2000           /s/ Robert A. Anderson
                               ------------------------------------------------
                               Robert A. Anderson, Director


Date: March 20, 2000           /s/ W. Timothy Runyan
                               ------------------------------------------------
                               W. Timothy Runyan, Director


Date: March 20, 2000           /s/ W. Scott Martin
                               ------------------------------------------------
                               W. Scott Martin, Director

                             CHANDLER (U.S.A.), INC.


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                      PAGES
                                                                                ------------------
FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1998 and 1999...................        F-2

Consolidated Statements of Operations for the years ended
   December 31, 1997, 1998 and 1999............................................        F-3

Consolidated Statements of Comprehensive Income for the years ended
   December 31, 1997, 1998 and 1999............................................        F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1998 and 1999............................................        F-5

Consolidated Statements of Shareholder's Equity for the years ended
   December 31, 1997, 1998 and 1999............................................        F-6

Notes to Consolidated Financial Statements.....................................  F-7 through F-24

Independent Auditors' Report on Consolidated Financial Statements
   and Financial Statement Schedules...........................................        F-25

SCHEDULES

  I   Summary of Investments - Other Than Investments in Related Parties.......        F-26

  II  Condensed Financial Information of Registrant............................  F-27 through F-29

  III Supplementary Insurance Information......................................        F-30

  IV  Reinsurance..............................................................        F-31

  V   Valuation and Qualifying Accounts........................................        F-32

  VI  Supplemental Information (for property-casualty insurance underwriters)..        F-33


                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                     DECEMBER 31,
                                                                               ------------------------
                                                                                  1998          1999
                                                                               ----------    ----------
ASSETS
Investments
   Fixed maturities available for sale, at fair value
      Restricted.............................................................. $   7,702     $   6,826
      Unrestricted............................................................    76,567        80,410
   Fixed maturities held to maturity, at amortized cost
      Restricted (fair value $354 and $176 in 1998 and 1999, respectively)....       344           169
      Unrestricted (fair value $978 and $863 in 1998 and 1999, respectively)..       839           815
   Equity securities available for sale, at fair value........................       191           306
                                                                               ----------    ----------
      Total investments.......................................................    85,643        88,526
Cash and cash equivalents.....................................................     9,304         5,140
Premiums receivable, less allowance for non-collection
   of $200 and $263 at 1998 and 1999, respectively............................    28,468        47,717
Reinsurance recoverable on paid losses, less allowance for
   non-collection of $275 at 1998 and 1999....................................     2,760         3,281
Reinsurance recoverable on unpaid losses, less allowance for
   non-collection of $330 and $302 at 1998 and 1999, respectively.............    28,867        37,540
Reinsurance recoverable on unpaid losses from related parties.................    11,913         9,542
Prepaid reinsurance premiums..................................................    22,448        19,960
Prepaid reinsurance premiums to related parties...............................     7,168         9,604
Deferred policy acquisition costs.............................................         -         3,134
Property and equipment, net...................................................     8,071        10,719
Licenses, net.................................................................     4,194         4,044
Excess of cost over net assets acquired, net..................................     4,604         3,956
Other assets..................................................................     9,911        13,673
                                                                               ----------    ----------
Total assets.................................................................. $ 223,351     $ 256,836
                                                                               ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
   Unpaid losses and loss adjustment expenses................................. $  80,701     $  98,460
   Unearned premiums..........................................................    50,647        67,769
   Policyholder deposits......................................................     4,936         5,135
   Notes payable..............................................................     9,410             -
   Accrued taxes and other payables...........................................     3,755         6,544
   Premiums payable...........................................................    10,960         7,313
   Premiums payable to related parties........................................     1,462           343
   Amounts due to affiliate...................................................    12,219           533
   Debentures.................................................................         -        24,000
                                                                               ----------    ----------
      Total liabilities.......................................................   174,090       210,097
                                                                               ----------    ----------
Shareholder's equity
   Common stock, $1.00 par value, 50,000 shares authorized,
      2,484 shares issued and outstanding.....................................         2             2
   Paid-in surplus............................................................    60,584        60,584
   Accumulated deficit........................................................   (12,040)      (12,127)
   Accumulated other comprehensive income (loss):
   Unrealized gain (loss) on investments available for sale, net
      of deferred income taxes................................................       715        (1,720)
                                                                               ----------    ----------
      Total shareholder's equity..............................................    49,261        46,739
                                                                               ----------    ----------
Total liabilities and shareholder's equity.................................... $ 223,351     $ 256,836
                                                                               ==========    ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                      PAGE F-3
                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                  1997         1998         1999
                                                                               ----------   ----------   ----------
Premiums and other revenues
   Direct premiums written and assumed........................................ $ 123,088    $ 134,293    $ 169,569
   Reinsurance premiums ceded.................................................   (26,221)     (68,793)     (41,698)
   Reinsurance premiums ceded to related parties..............................   (15,310)     (18,878)     (23,599)
                                                                               ----------   ----------   ----------
      Net premiums written and assumed........................................    81,557       46,622      104,272
   Decrease (increase) in unearned premiums...................................      (855)       5,802      (17,174)
                                                                               ----------   ----------   ----------
      Net premiums earned.....................................................    80,702       52,424       87,098

Interest income, net..........................................................     6,130        4,904        3,959
Realized investment gains, net................................................       790        1,036           57
Fee for rescinded reinsurance treaties........................................         -            -       10,000
Commissions, fees and other income............................................     2,345        1,744        1,481
                                                                               ----------   ----------   ----------
      Total premiums and other revenues.......................................    89,967       60,108      102,595
                                                                               ----------   ----------   ----------
Operating costs and expenses
   Losses and loss adjustment expenses, net of amounts ceded
      to related parties of $11,510, $12,484 and $11,239
      in 1997, 1998 and 1999, respectively....................................    48,513       36,050       68,659
   Policy acquisition costs, net of ceding commissions received from related parties of $5,114, $6,916 and $8,403 in
      1997, 1998 and 1999, respectively.......................................    22,819       10,685       21,160
   General and administrative expenses........................................    11,984       11,277       10,795
   Interest expenses..........................................................       442          887        1,496
   Litigation expenses, net...................................................       923          423          207
                                                                               ----------   ----------   ----------
      Total operating costs and expenses......................................    84,681       59,322      102,317
                                                                               ----------   ----------   ----------
Income before income taxes....................................................     5,286          786          278
Federal income tax provision..................................................    (2,281)        (353)        (365)
                                                                               ----------   ----------   ----------
   Net income (loss).......................................................... $   3,005    $     433    $     (87)
                                                                               ==========   ==========   ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                              1997         1998         1999
                                                                           ----------   ----------   ----------

Net income (loss)......................................................... $   3,005    $     433     $    (87)
                                                                           ----------   ----------   ----------
Other comprehensive income (loss), before income tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period.............     2,160        1,631       (3,633)
      Less: Reclassification adjustment for gains included in
         net income (loss)................................................      (790)      (1,036)         (57)
                                                                           ----------   ----------   ----------
Other comprehensive income (loss), before income tax......................     1,370          595       (3,690)

Income tax benefit (provision) related to items of other
   comprehensive income (loss)............................................      (466)        (203)       1,255
                                                                           ----------   ----------   ----------
Other comprehensive income (loss), net of income tax......................       904          392       (2,435)
                                                                           ----------   ----------   ----------
Comprehensive income (loss)............................................... $   3,909    $     825     $ (2,522)
                                                                           ==========   ==========   ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                              1997         1998         1999
                                                                           ----------   ----------   ----------
OPERATING ACTIVITIES
   Net income (loss)...................................................... $   3,005    $     433    $     (87)
   Add (deduct):
      Adjustments to reconcile net loss to cash provided by
         (applied to) operating activities:
         Realized investment gains, net...................................      (790)      (1,036)         (57)
         Net (gains) losses on sale of property and equipment.............         3         (137)          68
         Amortization and depreciation....................................     2,104        2,334        2,225
         Provision for non-collection of premiums.........................        52          152          210
         Provision for non-collection of reinsurance recoverables.........       527           50            -
      Net change in non-cash balances relating to operating activities:
         Premiums receivable..............................................    (1,246)      (1,038)     (19,459)
         Reinsurance recoverable on paid losses...........................       596         (160)        (672)
         Reinsurance recoverable on unpaid losses.........................     2,859      (18,679)      (8,522)
         Reinsurance recoverable on unpaid losses from related parties....     1,337       (1,997)       2,371
         Prepaid reinsurance premiums.....................................    (4,192)     (12,786)       2,488
         Prepaid reinsurance premiums to related parties..................    (1,332)      (1,275)      (2,436)
         Deferred policy acquisition costs................................        (5)       3,475       (3,134)
         Other assets.....................................................        25         (448)        (871)
         Unpaid losses and loss adjustment expenses.......................    (4,392)       6,980       17,759
         Unearned premiums................................................     6,379        8,258       17,122
         Policyholder deposits............................................       814          106          199
         Accrued taxes and other payables.................................       112       (1,956)       2,789
         Premiums payable.................................................     2,440        6,456       (3,647)
         Premiums payable to related parties..............................      (222)         980       (1,119)
                                                                           ----------   ----------   ----------
         Cash provided by (applied to) operating activities...............     8,074      (10,288)       5,227
                                                                           ----------   ----------   ----------
INVESTING ACTIVITIES
   Unrestricted fixed maturities available for sale:
      Purchases...........................................................   (32,518)     (47,602)     (21,844)
      Sales...............................................................    18,674       36,177        4,159
      Maturities..........................................................    10,074       24,331       10,605
   Unrestricted fixed maturities held to maturity:
      Maturities..........................................................       310          100          265
   Equity securities available for sale:
      Sales...............................................................     2,459            -            -
   Cost of property and equipment purchased...............................      (884)      (3,481)      (3,912)
   Proceeds from sale of property and equipment...........................        45          369          121
                                                                           ----------   ----------   ----------
         Cash provided by (applied to) investing activities...............    (1,840)       9,894      (10,606)
                                                                           ----------   ----------   ----------

FINANCING ACTIVITIES
   Proceeds from notes payable & debentures...............................         -        8,548       24,000
   Payments on notes payable..............................................    (1,595)      (1,934)      (9,410)
   Debt issue costs.......................................................         -            -       (1,689)
   Proceeds on borrowing from affiliate...................................     6,754        9,543        3,805
   Payments on borrowing from affiliate...................................    (7,802)     (17,242)     (15,491)
                                                                           ----------   ----------   ----------
      Cash provided by (applied to) financing activities..................    (2,643)      (1,085)       1,215
                                                                           ----------   ----------   ----------
   Increase (decrease) in cash and cash equivalents during the period.....     3,591       (1,479)      (4,164)
   Cash and cash equivalents at beginning of period.......................     7,192       10,783        9,304
                                                                           ----------   ----------   ----------
   Cash and cash equivalents at end of period............................. $  10,783    $   9,304    $   5,140
                                                                           ==========   ==========   ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                      PAGE F-6
                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (Amounts in thousands)


                                                                       Accumulated
                                                                          other         Total
                                  Common     Paid-in    Accumulated   comprehensive  shareholder's
                                   stock     surplus      deficit     income (loss)     equity
                                ----------  ----------  ------------  -------------  -------------
Balance, January 1, 1997....... $       2   $  60,584   $   (15,478) $        (581) $      44,527

Net income.....................         -           -         3,005              -          3,005

Change in unrealized gain on
   investments available for
   sale, net of income tax.....         -           -             -            904            904
                                ----------  ----------  ------------  -------------  -------------

Balance, December 31,1997......         2      60,584       (12,473)           323         48,436

Net income.....................         -           -           433              -            433

Change in unrealized gain on
  investments available for
  sale, net of income tax......         -           -             -            392            392
                                ----------  ----------  ------------  -------------  -------------

Balance, December 31, 1998....          2      60,584       (12,040)           715         49,261

Net loss......................          -           -           (87)             -            (87)

Change in unrealized loss on
  investments available for
  sale, net of income tax......         -           -             -         (2,435)        (2,435)
                                ----------  ----------  ------------  -------------  -------------

Balance, December 31, 1999..... $       2   $  60,584   $   (12,127)  $     (1,720)  $     46,739
                                ==========  ==========  ============  =============  =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1998 AND 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

  (A)  BASIS OF PRESENTATION

            Chandler (U.S.A.), Inc. ("Chandler USA") is a holding company organized and domiciled in Oklahoma. Chandler USA's wholly owned subsidiaries are engaged in various property and casualty insurance operations. The insurance products offered by Chandler USA through its subsidiary, National American Insurance Company, include property and casualty insurance coverage primarily for businesses in various industries, political subdivisions, surety bonds for small contractors and group accident and health insurance in the United States of America ("U.S."). A substantial part of the business is conducted through individual independent insurance agencies and underwriting managers, primarily in the Southwest and Midwest areas of the U.S.
       One of Chandler USA's subsidiaries, LaGere and Walkingstick Insurance Agency, Inc., operates as an independent insurance agency based in Chandler, Oklahoma, and represents various insurance companies that provide a variety of property and casualty, life and accident and health coverages, and acts as a surplus lines broker specializing in risk management and brokering insurance for commercial enterprises.

            The Company is wholly owned by Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") which, in turn, is wholly owned by Chandler Insurance Company, Ltd. ("Chandler Insurance"), a Cayman Islands company.

            The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

  (B)  PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries. The following represents the significant subsidiaries:

       -  National American Insurance Company ("NAICO").

       -  LaGere and Walkingstick Insurance Agency, Inc. ("L&W").

       All significant intercompany accounts and transactions have been eliminated in consolidation.

  (C)  IMPAIRMENT OF LONG-LIVED ASSETS

            Chandler USA periodically evaluates the carrying value of long-lived assets, including the excess of cost over net assets acquired, to be held and used when changes in events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the separately identifiable anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs.

  (D)  REVENUE RECOGNITION

            Premiums are generally recognized as earned on a pro rata basis over the policy period, which is in proportion to the insurance protection provided. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. Amounts recorded for ceded reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to the amount of the insurance protection provided. Commission revenues are generally recognized when coverage is effective and premiums are billed.

  (E)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

            Losses and loss adjustment expenses are charged to income as incurred. The reserve for unpaid losses and loss adjustment expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported based on data available at this time. The methods of determining such estimates and establishing resulting reserves are periodically reviewed and updated, and adjustments therefrom are necessary to maintain an adequate reserve for unpaid losses and loss adjustment expenses. As more fully explained in Note 3, such estimates are management's best estimates of the expected values. The actual results may vary from these values because the evaluation of losses is inherently subjective and susceptible to significant changing factors.

  (F)  DEFERRED POLICY ACQUISITION COSTS

            Policy acquisition costs that vary with and are primarily related to the acquisition of new and renewal business (such as premium taxes, agent commissions, commissions received from reinsurers and a portion of other underwriting expenses) are deferred and amortized over the terms of the policies. Recoverability of such deferred costs is dependent on the related unearned premiums on the policies being more than expected claim losses. NAICO considers anticipated interest income in determining if a premium deficiency exists. Due to NAICO's purchase of additional reinsurance during 1998, NAICO's deferred ceding commissions exceeded the deferred policy acquisition costs related to direct and assumed business by approximately $80,000 at December 31, 1998 and was recorded in accrued taxes and other payables. Certain policy acquisition costs, such as policyholder dividends, are expensed directly. NAICO expensed $1.2 million, $242,000 and $324,000 during 1997, 1998 and 1999, respectively, for dividends to policyholders primarily on participating workers compensation policies. Gross written premiums for participating policies were $3.6 million, $2.3 million and $1.9 million in 1997, 1998 and 1999, respectively.

  (G)  PROPERTY AND EQUIPMENT

            Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 to 31 years. Property and equipment consisted of the following at December 31:

                                                          1998       1999
                                                       ---------- ----------
                                                           (In thousands)
               Real estate and improvements............ $  5,760  $   8,151
               Other property and equipment............   10,142     11,230
                                                        --------- ----------
                                                          15,902     19,381
               Accumulated depreciation................   (7,831)    (8,662)
                                                        --------- ----------
                                                        $  8,071  $  10,719
                                                        ========= ==========

            Depreciation expense was approximately $858,000, $1,047,000 and $1,074,000 for 1997, 1998 and 1999, respectively.

  (H)  INTANGIBLE ASSETS

            The cost of insurance licenses acquired is amortized over 40 years using the straight-line method. The excess of cost over net assets acquired is amortized by the straight-line method over 15-17 years. Intangible assets included the following at December 31:

                                                          1998       1999
                                                       ---------- ----------
                                                           (In thousands)

           Licenses................................... $   5,991  $   5,991
           Excess of cost over net assets acquired....    10,748     10,748
                                                       ---------- ----------
                                                          16,739     16,739
           Accumulated amortization...................    (7,941)    (8,739)
                                                       ---------- ----------
                                                       $   8,798  $   8,000
                                                       ========== ==========

  (I) POLICYHOLDER DEPOSITS

            NAICO requires certain policyholders to pay a deposit at inception of coverage to secure payment of future premiums and deductibles on claims incurred. It is expressly agreed between NAICO and the policyholder that the funds will be used by NAICO only in the event the policyholder fails to pay any premiums, deductibles or other charges when due. NAICO has established a liability for these deposits in an amount equal to that due the policyholders based on insurance premiums reported as of the balance sheet date.

  (J)  INVESTMENTS

            At the time of purchase, investments in debt securities that Chandler USA has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. Chandler USA has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of income tax as a component of other comprehensive income until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

  (K)  INCOME TAXES

            Chandler USA uses an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if it is more likely than not that some portion of the deferred tax asset will not be realized.

  (L)  CASH AND CASH EQUIVALENTS

            For purposes of the consolidated statements of cash flows, Chandler USA considers all highly liquid investments with original maturities of 14 days or less to be cash equivalents. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

  (M)  SUPPLEMENTAL CASH FLOW INFORMATION

            Cash payments for interest and income taxes, and noncash investing activities were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                     1997       1998       1999
                                                  ---------- ---------- ----------
                                                           (In thousands)
     Cash payments during the year for:
        Interest................................. $     504  $     941  $     549
        Income taxes.............................     1,855        170        857

     Transfers from restricted securities, net... $   1,597  $     299  $     892


            In January 1997, NAICO received publicly traded common stock valued at approximately $2.2 million at the settlement date as a result of settling certain legal disputes with a former underwriting manager for a portion of the surety bond program.

            During 1997, NAICO received shares of common stock with a fair value of approximately $124,000 in connection with an unaffiliated entity's conversion to a for-profit corporation.

            During 1997, L&W acquired 494,617 shares of Chandler Insurance's common stock from two former agents of NAICO and L&W as payment for debts owed to NAICO and L&W. L&W transferred those shares during 1997 to Chandler Insurance Management, Ltd. ("CIM"), a wholly owned subsidiary of Chandler Insurance who, in turn assumed debt of L&W to Chandler Barbados in the amount of approximately $2.5 million, the fair value of the shares.

  (N)  REINSURANCE

            Management believes all of NAICO's reinsurance contracts with reinsurers meet the criteria for risk transfer and the revenue and cost recognition provisions in order to be accounted for as reinsurance. As more fully explained in Note 11, reinsurance contracts do not relieve NAICO from its obligation to policyholders. In addition, failure of reinsurers to honor their obligations could result in losses to Chandler USA.

  (O)  ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS
       No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that Chandler USA recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Chandler USA will adopt SFAS No. 133 when required. Management of Chandler USA does not expect that adoption of SFAS No. 133 will have a material impact on Chandler USA's consolidated financial condition or results of operations.

NOTE 2. INVESTMENTS AND INTEREST INCOME

       Net interest income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.

                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                       1997       1998       1999
                                                    ---------- ---------- ----------
                                                             (In thousands)
Interest on fixed-maturity investments............. $   5,888  $   4,963  $   4,631
Interest on cash equivalents.......................       598        622        501
Investment expenses................................      (356)      (681)    (1,173)
                                                    ---------- ---------- ----------
   Interest income, net............................     6,130      4,904      3,959
                                                    ---------- ---------- ----------
Realized gains - fixed-maturity investments, net...       487      1,036         57
Realized gains - equities, net.....................       303          -          -
                                                    ---------- ---------- ----------
   Realized investment gains, net..................       790      1,036         57
                                                    ---------- ---------- ----------
                                                    $   6,920  $   5,940  $   4,016
                                                    ========== ========== ==========


     Investment expenses include $72,000, $399,000 and $851,000 for the years ended December 31, 1997, 1998 and 1999, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

     The amortized cost of fixed maturities or cost of equity securities, gross unrealized gains or losses, fair value and carrying value of investments are as follows:

                                                        GROSS     GROSS
                                                     UNREALIZED UNREALIZED   FAIR      CARRYING
DECEMBER 31, 1998                            COST       GAINS     LOSSES     VALUE       VALUE
----------------------------------------- ---------- ---------- ---------- ---------- ----------
                                                              (In thousands)
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $  39,650  $     233  $     (58) $  39,825  $  39,825
Debt securities issued by
   foreign governments...................     1,510          9          -      1,519      1,519
Obligations of states and political
   subdivisions..........................    12,178        318          -     12,496     12,496
Corporate obligations....................    23,092        289        (45)    23,336     23,336
Public utilities.........................     6,221        141        (18)     6,344      6,344
Mortgage-backed securities...............       725         24          -        749        749
                                          ---------- ---------- ---------- ---------- ----------
                                          $  83,376  $   1,014  $    (121) $  84,269  $  84,269
                                          ========== ========== ========== ========== ==========

FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $   1,183  $     149  $       -  $   1,332  $   1,183
                                          ========== ========== ========== ========== ==========
EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock.......................... $       -  $     191  $       -  $     191  $     191
                                          ========== ========== ========== ========== ==========
DECEMBER 31, 1999
-----------------------------------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $  42,677  $       7  $  (1,194) $  41,490  $  41,490
Debt securities issued by
   foreign governments...................     1,503          -         (5)     1,498      1,498
Obligations of states and political
   subdivisions..........................    10,188          -       (274)     9,914      9 914
Corporate obligations....................    28,963          -     (1,055)    27,908     27,908
Public utilities.........................     6,194          -       (402)     5,792      5,792
Mortgage-backed securities...............       624         12         (2)       634        634
                                          ---------- ---------- ---------- ---------- ----------
                                          $  90,149  $      19  $  (2,932) $  87,236  $  87,236
                                          ========== ========== ========== ========== ==========

FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $     984  $      55  $       -  $   1,039  $     984
                                          ========== ========== ========== ========== ==========
EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock.......................... $       -  $     306  $       -  $     306  $     306
                                          ========== ========== ========== ========== ==========

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at December 31, 1999 are shown below:

                                              AVAILABLE FOR SALE    HELD TO MATURITY
                                            --------------------- ---------------------
                                             AMORTIZED             AMORTIZED
                                               COST    FAIR VALUE    COST    FAIR VALUE
                                            ---------- ---------- ---------- ----------
                                                           (In thousands)
Due in one year or less.................... $  22,728  $  22,622  $       -  $       -
Due after one year through five years......    33,344     32,676        984      1,039
Due after five years through ten years.....    33,453     31,304          -          -
Due after ten years........................         -          -          -          -
                                            ---------- ---------- ---------- ----------
                                               89,525     86,602        984      1,039
Mortgage-backed securities.................       624        634          -          -
                                            ---------- ---------- ---------- ----------
                                            $  90,149  $  87,236  $     984  $   1,039
                                            ========== ========== ========== ==========

     Realized gains and losses from sales of fixed maturities and equity securities are shown below:

                                             GROSS REALIZED GAINS  GROSS REALIZED LOSSES
                                             --------------------  ---------------------
                                                           (In thousands)
          1997.............................. $               829  $                 39
          1998..............................               1,081                    45
          1999..............................                  63                     6


     NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. As of December 31, 1998 and 1999, the carrying value of these deposits totaled approximately $8.2 million and $7.2 million, respectively.

NOTE 3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     NAICO provides a reserve for estimated losses (reported and unreported) and loss adjustment expenses based on historical experience and payment reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and such estimates are periodically reviewed by independent professional actuaries. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that define and expand insurance coverage subsequent to the time that the insurance policy was priced and sold. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from NAICO's net liability for unpaid losses and loss adjustment expenses were approximately $4.3 million and $3.2 million at December 31, 1998 and 1999, respectively. Although such estimates are management's best estimates of the expected values, the ultimate liability for unpaid claims may vary from these values. NAICO does not discount the liability for unpaid losses and loss adjustment expenses.

     The following table sets forth a reconciliation of the beginning and ending unpaid losses and loss adjustment expenses which are net of reinsurance deductions.

                                                                             YEAR ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                            1997       1998       1999
                                                                        ---------- ---------- ----------
                                                                                 (In thousands)
Net balance before provision for uncollectible reinsurance
   at beginning of year................................................ $  53,313  $  53,345  $  39,570
                                                                        ---------- ---------- ----------
Net losses and loss adjustment expenses incurred related to:
   Current year........................................................    46,645     34,313     65,139
   Prior years.........................................................     1,868      1,737      3,520
                                                                        ---------- ---------- ----------
      Total............................................................    48,513     36,050     68,659
                                                                        ---------- ---------- ----------
Net paid losses and loss adjustment expenses related to:
   Current year........................................................   (19,909)   (19,495)   (33,210)
   Prior years.........................................................   (28,572)   (30,330)   (23,896)
                                                                        ---------- ---------- ----------
      Total............................................................   (48,481)   (49,825)   (57,106)
                                                                        ---------- ---------- ----------
Balance before provision for uncollectible reinsurance at end of year..    53,345     39,570     51,123
Adjustments to reinsurance recoverables on
   unpaid losses for uncollectible reinsurance.........................       690        351        255
                                                                        ---------- ---------- ----------
Net balance at end of year............................................. $  54,035  $  39,921  $  51,378
                                                                        ========== ========== ==========


     NAICO does not ordinarily insure against environmental matters as that term is commonly used. However, in some cases, regulatory filings made by NAICO on behalf of an insured can make NAICO directly liable to the regulatory authority for property damage which could include environmental pollution. In those cases, NAICO ordinarily has recourse against the insured or the surety bond principal for amounts paid. NAICO has insured certain trucking companies and pest control operators that are required to provide proof of insurance which in some cases assures payment for clean-up and remediation of damage resulting from sudden and accidental release or discharge of contaminants or other substances which may be classified as pollutants. NAICO also provides surety bonds for construction contractors that use or have control of such substances and for contractors that remove and dispose of asbestos as a part of their contractual obligations. NAICO also insures independent oil and gas producers that may purchase coverage for the escape of oil, saltwater, or other substances which may be harmful to persons or property, but may not generally be classified as pollutants. NAICO maintains claims records which segregate this type of risk for the purpose of evaluating environmental risk exposure. Based upon the nature of such lines of business with insureds of NAICO, and current data regarding the limited severity and infrequency of such matters, it appears that potential environmental risks are not a significant portion of claims reserves and therefore would not likely have a material impact, if any, on the consolidated financial condition, results of operations or cash flows of Chandler USA.

NOTE 4. NOTES PAYABLE

     During 1996, Chandler USA borrowed $4.5 million from a bank for a three year term. During the fourth quarter of 1997, the related loan agreement was amended to provide for additional borrowings up to $8.5 million and to revise the term to five years with interest payable at a floating rate equal to 1% over the prime rate published in the Wall Street Journal. The principal balance of the note was approximately $7,397,000 at December 31, 1998. Proceeds from the note were used to repay amounts due to Chandler Barbados. The bank note was collateralized by the shares of NAICO stock owned by Chandler USA. In July 1999, the note was repaid from the proceeds of a debenture offering. See Note 5.

     At December 31, 1998, Chandler USA had a note payable related to the acquisition of Network Administrators, Inc., an inactive subsidiary of Chandler USA, with a balance of $75,000. The note had an interest rate of 7% per annum and was repaid during 1999.

     In February 1998, Chandler USA entered into a five year loan agreement with a bank having a principal amount of $2.3 million and an interest rate of 7.75% per annum. Effective September 28, 1998, the interest rate was reduced to 7.5% per annum. The outstanding balance of the note was approximately $1,938,000 at December 31, 1998. The loan was collateralized by certain equipment which was purchased with the proceeds of the loan. The equipment had previously been leased by Chandler USA. In July, 1999, the note was repaid from the proceeds of a debenture offering. See Note 5.

NOTE 5. DEBENTURE OFFERING

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to its parent, Chandler Barbados, and for general corporate purposes. Chandler USA has capitalized $1.7 million related to debt issuance costs for the debentures. These costs are being amortized as interest expense over the term of the debentures. Chandler USA's subsidiaries and affiliates are not obligated by the debentures. Accordingly, the debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. The indenture governing the debentures contains certain restrictive covenants, including covenants that limit subsidiary debt, issuance or sale of subsidiary stock, incurring of liens, sale-leaseback transactions, mergers, consolidations and sales of assets. At December 31, 1999, Chandler USA was in compliance with all covenants.

NOTE 6. SHAREHOLDER'S EQUITY

CAPITAL STOCK

     In addition to the regulatory oversight of NAICO by the Nebraska Department of Insurance, Chandler Insurance and Chandler USA are also subject to regulation under the Nebraska Insurance Holding Company Systems Act (the "Holding Company Act"). In addition to various reporting requirements imposed on Chandler Insurance and Chandler USA, the Holding Company Act requires any person who seeks to acquire or exercise control over NAICO (which is presumed to exist if any person owns 10% or more of Chandler Insurance's or Chandler USA's outstanding voting stock) to file and obtain approval of certain applications with the Nebraska Department of Insurance regarding their proposed ownership of such shares.

STATUTORY FINANCIAL INFORMATION AND MINIMUM CAPITAL REQUIREMENTS

     NAICO is required to file financial statements with state regulatory authorities prepared on a statutory basis which differs from GAAP. Statutory net income (loss) and statutory capital and surplus of NAICO are as follows:

                                                1997         1998         1999
                                             ----------   ----------   ----------
                                                        (In thousands)
            Statutory net income (loss)..... $   6,737    $   6,877    $  (1,455)
            Statutory capital and surplus... $  45,283    $  45,327    $  44,638


     The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for domestic property and casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 1998 and 1999.

     At periodic intervals, various insurance regulatory authorities routinely examine the required statutory financial statements of NAICO as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

     The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Nebraska Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year (statutory net income excluding realized capital gains from the second and third preceding years, less any dividends paid, may be carried forward), or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria the maximum shareholder dividend NAICO may pay in 2000 without the approval of the Nebraska Department of Insurance is approximately $4.9 million. Prior to 1998, NAICO (during the ownership by Chandler USA) had not paid any cash shareholder dividends. During 1998, NAICO paid a cash shareholder dividend of $6.0 million to Chandler USA. In January 2000, NAICO paid a cash shareholder dividend of $1,250,000 to Chandler USA.

     The future payment of shareholder dividends also depends upon the earnings, financial position and cash requirements of Chandler USA, as well as regulatory limitations and such other factors as the board of directors may deem relevant.

     NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $11.9 million as of December 31, 1999). NAICO paid approximately $423,000, $561,000 and $465,000 in policyholder dividends during 1997, 1998 and 1999, respectively.

NOTE 7. INCOME TAXES

     Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differ from those expected using U.S. Federal enacted income tax rates as noted by the following:

                                                          1997          1998          1999
                                                      ------------  ------------- ------------
                                                                    (In thousands)
Computed income tax provision at 34%................. $     1,797   $        267  $        95
Increase (decrease) in income taxes resulting from:
   Amortization of licenses and other intangibles....         380            362          271
   Interest income on tax exempt securities..........         (32)          (298)        (140)
   Other, net........................................         136             22          139
                                                      ------------  ------------- ------------
Federal income tax provision......................... $     2,281   $        353  $       365
                                                      ============  ============= ============


U.S. Federal income tax provision (benefit) consists of:

                                                         CURRENT       DEFERRED      TOTAL
                                                      ------------  -------------- ------------
                                                                    (In thousands)
1997................................................. $     2,389   $        (108) $     2,281
1998.................................................          52             301          353
1999.................................................       1,127            (762)         365


     Deferred income tax provision (benefit) relating to temporary differences includes the following components:

                                                                1997        1998        1999
                                                             ----------  ----------  ----------
                                                                      (In thousands)

Loss reserve discounts...................................... $     (97)  $     921   $    (500)
Unearned premiums...........................................       (58)        395      (1,168)
Deferred policy acquisition costs...........................         1      (1,209)      1,093
Reserve for uncollectible premiums receivable
   and reinsurance recoverables.............................       188          (9)        (63)
Depreciation and lease expense..............................      (164)        (60)        (46)
Other.......................................................        22         263         (78)
                                                             ----------  ----------  ----------
                                                             $    (108)  $     301   $    (762)
                                                             ==========  ==========  ===========

     The tax effect of temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:

                                                                                   1998        1999
                                                                                ----------  ----------
                                                                                    (In thousands)
Deferred tax assets:
   Loss reserve discounts...................................................... $   2,832   $   3,410
   Unearned premiums...........................................................     1,430       2,598
   Reserve for uncollectible premiums receivable and reinsurance recoverables..       180         243
   Unrealized loss on investments available for sale...........................         -         886
   Net operating loss carryforwards - state....................................     1,670       1,774
   Other.......................................................................       253         263
   Valuation allowance.........................................................    (1,670)     (1,774)
                                                                                ----------  ----------
Total deferred tax assets......................................................     4,695       7,400
                                                                                ----------  ----------
Deferred tax liabilities:
   Deferred policy acquisition costs...........................................       (27)      1,066
   Depreciation and lease expense..............................................       693         646
   Unrealized gain on investments available for sale...........................       368           -
   Other.......................................................................       590         601
                                                                                ----------  ----------
Total deferred tax liabilities.................................................     1,624       2,313
                                                                                ----------  ----------
Net deferred tax assets........................................................ $   3,071   $   5,087
                                                                                ==========  ==========


     At December 31, 1999, Chandler USA had net operating loss carryforwards available for Oklahoma state tax purposes totaling approximately $29.6 million which expire in the years 2006 through 2015. A valuation allowance has been provided for the tax effect of the state net operating loss carryforwards since realization of such amounts is not considered more likely than not.

NOTE 8. EMPLOYEE BENEFITS

     Chandler USA and its subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Internal Revenue Code. All full time employees who have completed one year of service and attained age 21 may elect to participate in the 401(k) plan. Participants may contribute up to 15% of compensation, not to exceed the statutory limitations which for 1999 was $10,000. Chandler USA matches 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25% of the remaining employee contributions up to a maximum employer contribution of $3,600 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions was $254,000, $259,000 and $276,000 for 1997,
1998 and 1999, respectively.

NOTE 9. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by Chandler USA, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates of fair values presented herein are not necessarily indicative of the amounts that Chandler USA could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums, licenses and excess of cost over net assets acquired) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, notes payable and premiums payable, approximates their fair value as of December 31, 1998 and 1999. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 2. At December 31, 1999, Chandler USA maintained custody of letters of credit from policyholders totaling $12.3 million, which is a reasonable estimate of their fair value.

NOTE 10. LITIGATION

     Chandler Insurance and certain of its subsidiaries and affiliates, including Chandler USA, have been involved in various matters of litigation with CenTra, Inc. ("CenTra") and certain of its affiliates, officers and directors (the "CenTra Group") since 1992. The CenTra Group has been a significant shareholder in Chandler Insurance owning 49.2% of Chandler Insurance's stock in July 1992. Three present or former executive officers of CenTra, Norman E. Harned, Ronald W. Lech and M. J. Moroun were directors of Chandler Insurance until November 1999.

     On March 25, 1997, the U.S. District Court for the District of Nebraska ("Nebraska Court") ordered CenTra and certain of its affiliates to divest all Chandler Insurance shares owned by them. The CenTra defendants owned or controlled 3,133,450 Chandler Insurance shares. The Nebraska Court approved a divestiture plan submitted by NAICO (the "NAICO Plan") which called for Chandler Insurance to acquire and cancel the shares of Chandler Insurance stock owned by the CenTra Group. During December 1999, Chandler Insurance acquired 1,989,200 shares of its stock in exchange for payment of $15,204,758. These shares were canceled upon acquisition by Chandler Insurance. The Nebraska Court continues to hold 1,142,625 shares pending the outcome of CenTra's appeal of a judgment by the U.S. District Court in Oklahoma City, Oklahoma ("Oklahoma Court") regarding these shares. Following the conclusion of the appeal, the Nebraska Court will determine the method of divestiture of these shares. Chandler Insurance cannot predict when the appellate court will rule on the appeal.

     On April 1, 1997, the Oklahoma Court entered judgment in favor of NAICO on CenTra's claims for alleged wrongful cancellation of CenTra's insurance with NAICO and its affiliate NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity") in 1992. The remaining issues were submitted to a jury. On April 22, 1997, the Oklahoma Court entered judgments on the jury verdicts. One judgment against Chandler Insurance required the CenTra Group to return stock it purchased in 1990 to Chandler Insurance in return for a payment of $5,099,133 from Chandler Insurance. Payment was made and the stock was returned to Chandler Insurance and canceled in December 1999 as a part of the acquisition of shares described previously. Another judgment was against both Chandler Insurance and Chandler Barbados. CenTra and an affiliate, Ammex, Inc., were awarded $6,882,500 in connection with a 1988 stock purchase agreement. On March 10, 1998, the Oklahoma Court modified its judgment to require CenTra and its affiliates to deliver 1,142,625 shares of Chandler Insurance stock they owned upon payment of the $6,882,500 judgment which was entered in April 1997. Both of these judgments related to an alleged failure by Chandler Insurance to adequately disclose the fact that ownership of Chandler Insurance's stock may be subject to regulation by the Nebraska Department of Insurance under certain circumstances.

     Judgment was also entered in favor of CenTra and against certain officers and/or directors of Chandler Insurance on the securities claims relating to CenTra's 1990 stock purchases and the failure to disclose the application of Nebraska insurance law, but the judgments were $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra, the jury found in CenTra's favor on three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. These amounts are included in other assets in the accompanying consolidated balance sheets. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded $1 each against six officers and/or directors.

     Judgment was also entered in favor of NAICO and NAICO Indemnity on counterclaims against CenTra for CenTra's failure to pay insurance premiums. Judgment was for the amount of $788,625. During 1998, the judgment was paid by funds held by the Oklahoma Court aggregating, with interest, $820,185. DuraRock Underwriters, Ltd. ("DuraRock"), an affiliate of CenTra, claimed $725,000 was owed to it under certain reinsurance treaties. That claim was settled in January 2000 with NAICO paying $52,617 and NAICO Indemnity paying $84,883 to DuraRock.

     The Oklahoma Court's judgment also upheld a resolution adopted by Chandler Insurance's Board of Directors in August 1992 pursuant to Article XI of Chandler Insurance's Articles of Association preventing CenTra and its affiliates from voting their Chandler Insurance stock.

     As a result of the Oklahoma Court judgments and subsequent decisions, Chandler Insurance recorded a net charge for the litigation matters during 1997 totaling approximately $1.4 million ($1.6 million including provision for federal income tax). Chandler Insurance recorded the return of 1,660,125 shares of Chandler Insurance's stock in connection with the rescission judgments as a decrease to shareholders' equity in the amount of approximately $12.0 million. On April 21, 1998, the Oklahoma Court denied the CenTra Group's request for costs and attorney fees. The CenTra Group did not appeal this decision within the time permitted by applicable law. Accordingly, Chandler Insurance reduced the previous 1997 net charge for litigation matters by $3.8 million during the second quarter of 1998.

     On March 23, 1998, the CenTra Group filed a formal notice of intent to appeal certain orders of the Oklahoma Court, and filed the initial appellate brief on September 9, 1998. The appeals are being considered by the U.S. Court of Appeals for the 10th Circuit. The CenTra Group's appeals are based upon the Oklahoma Court's failure to award prejudgment interest, the Oklahoma Court's refusal to permit the CenTra Group to amend certain pleadings to assert new claims, the Oklahoma Court's modification of the judgment for $6,882,500 to require CenTra to return shares of Chandler Insurance's stock upon payment of the judgment, and the Oklahoma Court's denial of attorney fees. Chandler Insurance believes the appeal of this issue is untimely and therefore barred by law. Chandler Insurance elected not to appeal any of the judgments. The individual officers and directors against whom judgments were entered have all filed appeals.

     Chandler Insurance's board of directors appointed a committee of the board (the "Committee") to deal with all matters arising from the Oklahoma litigation. The members of the Committee are Messrs. Jacoby, Maestri and Davis, all of whom are non-parties to the CenTra litigation. The Committee is empowered by the board to make decisions on behalf of Chandler Insurance regarding issues relating to litigation strategy, officer and director indemnification and claims made under Chandler Insurance's director and officer liability insurance policy (the "D&O Insurer"). A similar committee composed of Chandler USA directors is authorized to deal with those same issues regarding Chandler USA.

     In 1997, NAICO learned that several CenTra affiliates had filed two lawsuits against NAICO, NAICO Indemnity and certain NAICO officers asserting some of the same claims made and tried in the Oklahoma lawsuit described previously. Those claims were purportedly prosecuted by CenTra on its own behalf and on behalf of its subsidiaries and were based upon alleged wrongful cancellation of their insurance policies by NAICO and NAICO Indemnity. The Oklahoma Court entered a judgment against CenTra on these claims. NAICO and NAICO Indemnity contend that the Oklahoma Court's adjudication is conclusive as to all claims. The lawsuits have been consolidated and have been assigned to the same judge who presided over the action in the Oklahoma Court. Dispositive motions filed by NAICO, NAICO Indemnity and the other defendants are currently under consideration by the Oklahoma Court.

     In the CenTra litigation, certain officers and directors of Chandler
USA and Chandler Insurance were named as defendants. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. Chandler Barbados has paid expenses on behalf of these officers and directors totaling approximately $2.3 million as of December
31, 1999. A portion of these expenses relate to claims which have been dismissed or which were decided in favor of the officers and directors.
These expenses together with certain other expenses may be recovered from the D&O Insurer. As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance is included in other assets in Chandler Barbados' and Chandler USA's balance sheets. Chandler Insurance and its subsidiaries are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. Chandler Insurance is negotiating with the insurer for payment of the policy balance. Chandler Insurance and its subsidiaries could recover the remaining policy limits or could compromise their claim, and could incur significant costs in either case.

     The ultimate outcome of the appeals of the various parties as described above could have a material adverse effect on Chandler USA and Chandler Insurance and could negatively impact future earnings. Chandler USA's management believes that adequate financial resources are available to pay the judgments as they currently exist or as they may be modified on appeal. As a holding company, Chandler USA may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends. A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payments of these judgments would reduce investment earnings or increase operating expenses in future periods.

     At the present time Chandler USA and its affiliates are actively participating in court proceedings and rights of appeal concerning these legal proceedings; therefore, Chandler USA and its affiliates are unable to predict the outcome of such litigation with certainty or the effect of such ongoing litigation on future operations. Chandler USA and its affiliates are also unable to predict the effect of the remaining divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of Chandler Insurance's common stock, or the effect on the market price of Chandler Insurance's stock.

OTHER LITIGATION

     Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

NOTE 11. COMMITMENTS AND CONTINGENCIES

REINSURANCE

     In the ordinary course of business, NAICO cedes insurance to other insurers and reinsurers under various reinsurance treaties that cover individual risks (facultative reinsurance) or entire classes of business (treaty reinsurance). Reinsurance provides greater diversification of business written and also reduces NAICO's exposure arising from high limits of liability or from hazards of an unusual nature. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

     NAICO has structured separate reinsurance programs for construction surety bonds, property, workers compensation, casualty (including automobile liability and physical damage, general liability, umbrella liability and related professional liability) and group accident and health. Chandler Barbados reinsures NAICO for a portion of the risk on the construction surety bonds, workers compensation and casualty reinsurance programs.

     In July 1997, NAICO purchased additional reinsurance for the California portion of the nonstandard private-passenger automobile program. During the first quarter of 1998, NAICO purchased additional reinsurance under its workers compensation and casualty reinsurance programs that substantially reduced the combined net retentions in these lines of business. During the second quarter of 1998, NAICO purchased additional reinsurance under its construction surety bond reinsurance program. The purchase of the additional reinsurance coverages in 1997 and 1998 substantially reduced the per occurrence retention for NAICO's workers compensation, casualty, surety bond and private-passenger automobile lines of business, but resulted in significantly lower net premiums earned, losses and loss adjustment expenses and policy acquisition costs. The purchase of additional reinsurance also resulted in an increase in reinsurance recoverables on unpaid losses, prepaid reinsurance premiums and premiums payable and a decrease in deferred policy acquisition costs. During the fourth quarter of 1999, NAICO agreed to rescind reinsurance treaties which covered a portion of its workers compensation business and which had been in effect since January 1, 1999.

     In addition, NAICO purchases catastrophe protection to limit its retention for single loss occurrences involving multiple policies and/or policyholders, such as floods, winds and severe storms. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers underwriting results and NAICO's desired retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 or July 1 of each year. NAICO renewed all January 1, 2000 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on April 1 and July 1, 2000.

     In formulating its reinsurance programs, NAICO considers numerous factors, the most important of which are the financial stability of the reinsurer, including its ability to provide sufficient collateral if required, reinsurance coverage offered and price.

     NAICO periodically reviews certain prospective single year reinsurance treaties, subject to commutation provisions therein, to determine if it is advantageous to assume the estimated loss exposure on expired insurance policies covered by such treaties in exchange for return premiums. Commutation of such reinsurance treaties will be determined in future periods based on timely review of all available data. NAICO reviews the historical results for reinsurance contracts with similar commutation provisions and accrues for such commutations where a commutation election is considered probable, which resulted in an increase in net premiums earned of $918,000 and $931,000 in 1997 and 1998, respectively, and a decrease in net premiums earned of $877,000 in 1999.

     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.3 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 1999. NAICO is seeking arbitration in order to enforce the terms of the reinsurance treaties.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, allowances are established for amounts deemed uncollectible. NAICO charged $527,000 and $50,000 to policy acquisition costs during 1997 and 1998, respectively, for estimated uncollectible reinsurance recoverables from certain unaffiliated reinsurers. NAICO did not incur any charges for uncollectible reinsurance recoverables from unaffiliated reinsurers in 1999.

     The effect of reinsurance on premiums written and earned was as follows:

                                          1997                 1998                 1999
                                  -------------------- -------------------- --------------------
                                   WRITTEN     EARNED   WRITTEN     EARNED   WRITTEN     EARNED
                                  ---------  --------- ---------  --------- ---------  ---------
                                                          (In thousands)
Direct........................... $123,014   $116,101  $134,436   $126,017  $169,449   $152,314
Assumed..........................       74        608      (143)        17       120        133
Ceded............................  (41,531)   (36,007)  (87,671)   (73,610)  (65,297)   (65,349)
                                  ---------  --------- ---------  --------- ---------  ---------
Net premiums..................... $ 81,557   $ 80,702  $ 46,622   $ 52,424  $104,272   $ 87,098
                                  =========  ========= =========  ========= =========  =========


     Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $18.0 million, $54.9 million and $70.4 million for 1997, 1998 and 1999, respectively.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     NAICO conducts its business through individual independent insurance agencies and underwriting managers. Certain of these underwriting managers have provided collateral to NAICO to secure a portion of the premiums receivable. Substantially all of the principal shareholders of the independent agencies and underwriting managers have provided personal guarantees for payment of premiums to NAICO. NAICO also requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums or other policy related obligations. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 1998 and 1999 were $28.5 million and $47.7 million, respectively. The 1999 amount includes $12.9 million related to the rescission of the reinsurance treaties. This amount was collected in January 2000. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 1999, NAICO maintained custody of such letters of credit securing these and other transactions totaling approximately $12.3 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 1997, 1998 or 1999.

     NAICO's largest underwriting manager was responsible for underwriting $12.3 million and $4.0 million of NAICO's direct written and assumed premiums for the California and Arizona portions of the nonstandard private-passenger automobile program in 1997 and 1998, respectively. The program underwritten by this underwriting manager was discontinued in 1998. NAICO's bail bond underwriting manager was responsible for gross written premiums of $2.6 million, $2.8 million and $2.8 million during 1997, 1998 and 1999, respectively.

     Approximately $8.7 million, or 14% of NAICO's reinsurance recoverables and prepaid reinsurance premiums at December 31, 1999 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. Chandler USA believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 1999.

                                                                          CEDED REINSURANCE
                                                                NET          PREMIUMS FOR      A.M.
                                                            REINSURANCE     THE YEAR ENDED   BEST CO.
NAME OF REINSURER                                         RECOVERABLE (1) DECEMBER 31, 1999   RATING
--------------------------------------------------------  --------------- -----------------  --------
                                                                (Dollars in thousands)
Chandler Barbados.......................................  $       19,145  $         23,599      -(3)
First Excess and Reinsurance Corporation................          16,528            10,709      A
Swiss Reinsurance America Corporation...................          10,801            12,909      A+
SCOR Reinsurance Company................................           8,544             9,479      A+
Reliance Insurance Company (2)..........................           5,253            (5,484)     A-
                                                          --------------- -----------------
   Top five reinsurers..................................  $       60,271  $         51,212
                                                          =============== =================
   All reinsurers.......................................  $       79,927  $         65,297
                                                          =============== =================
Percentage of total represented by top five reinsurers..              75%               78%
--------------------------------------------------------

(1) Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 1999.

(2) Excludes premiums receivable of $12.9 million as of December 31, 1999 related to the rescission of two reinsurance treaties. NAICO collected this amount during January 2000.

(3) Chandler Barbados owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO. Although Chandler Barbados is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit. At December 31, 1999, Chandler Barbados had cash and investments with a fair value of $24.1 million deposited in a trust account for the benefit of NAICO.


     NAICO loaned funds to certain agents which are secured by the agent's stock in a Cayman Islands based reinsurance company. The outstanding loan balances at December 31, 1999 consist of 21 individual loans totaling approximately $650,000 ($977,000 at December 31, 1998) and are included in other assets in the accompanying consolidated balance sheets.

OTHER

     See Note 10 regarding contingencies relating to litigation matters.

     Chandler USA has an employment agreement with W. Brent LaGere, Chairman of the Board and Chief Executive Officer of Chandler Insurance and its subsidiaries. Under this agreement, Mr. LaGere's base compensation is established at not less than $250,000 per year. In the event that Mr. LaGere is terminated without cause, as defined in the agreement, he is entitled to receive his base compensation for the remainder of the term of the agreement, but in no event for more than 60 months. The agreement will terminate upon Mr. LaGere attaining age 70, unless earlier terminated by Chandler USA for cause. In addition to his base compensation, Mr. LaGere is eligible to receive certain benefits and to participate in certain incentive bonus plans offered by Chandler USA and its subsidiaries.

     Chandler USA has an employment agreement with Brenda B. Watson, a director and executive officer of Chandler Insurance and L&W, and an executive officer of NAICO. Under this agreement, Ms. Watson's base compensation is established at not less than $125,000 per year. The agreement terminates on December 31, 2003, unless earlier terminated by Chandler USA for cause, as defined in the agreement. In the event that Ms. Watson is terminated without cause, she is entitled to receive her base compensation through the termination date. In addition to her base compensation, Ms. Watson is eligible to receive certain benefits and to participate in certain incentive bonus plans offered by Chandler USA and its subsidiaries.

     In addition, certain executives are eligible to participate in bonus plans based upon premium production and/or profitability.

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments was approximately $851,000 and $667,000 at December 31, 1998 and 1999, respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables in the amount that it expects to recover of approximately $54,000 and $67,000 at December 31, 1998 and 1999, respectively.

     At December 31, 1999, Chandler USA's subsidiaries were committed under noncancellable operating leases for certain equipment and office space. Rental payments under these leases were $1.1 million, $503,000 and $454,000 in 1997, 1998 and 1999, respectively. Future minimum lease payments are as follows:

                                                  (In thousands)

                               2000.............. $         376
                               2001..............           266
                               2002..............           143
                               2003..............            91
                               2004..............             -
                                                  --------------
                                                  $         876
                                                  ==============


NOTE 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     NAICO and NAICO Indemnity provided insurance coverage and risk management services for CenTra and certain of its affiliates (see Note 10). All such policies were canceled effective September 5, 1992 or expired as of September 30, 1992. As of December 31, 1997, the unpaid premiums and other amounts due from CenTra to the Company's subsidiaries were $788,625, as reflected by the April 22, 1997 jury verdicts. Chandler USA's subsidiaries had recorded a receivable of $302,000 related to the judgment. During 1998, the judgment was paid by funds held by the Oklahoma Court aggregating, with interest, $820,185. Chandler USA's subsidiaries received $313,862 of the funds paid by the Oklahoma Court. DuraRock, a CenTra affiliate, claimed $725,000 was owed to it by NAICO and NAICO Indemnity under certain reinsurance treaties. In January 2000, the parties agreed to settle the matter and NAICO and NAICO Indemnity agreed to pay DuraRock a total of $137,500, which was recorded in the fourth quarter of 1999. NAICO recorded $52,617 in litigation expenses in the fourth quarter of 1999 for the settlement. Liberty Bell Agency, Inc. ("Liberty Bell"), an affiliate of CenTra, has administered claims under the CenTra insurance program. NAICO and NAICO Indemnity reimburse Liberty Bell for their share of claim payments, but are not obligated for DuraRock's share.

     DuraRock reinsured NAICO and NAICO Indemnity for substantially all CenTra risks underwritten by them. As a part of a settlement of certain related litigation, National Union Fire Insurance Company of Pittsburgh ("National Union") agreed to assume the reinsurance obligations of DuraRock effective March 31, 1993. Reinsurance recoverables from National Union totaled approximately $1.5 million and $755,000 as of December 31, 1998 and 1999, respectively. The reduction in reinsurance recoverables as well as to the corresponding liabilities for unpaid losses and loss adjustment expenses is based upon information provided by Liberty Bell and National Union. Although NAICO's and NAICO Indemnity's risks are fully reinsured, they are ultimately liable as the policy-issuing company. If National Union does not meet its obligations, such failure could adversely affect NAICO and Chandler USA (see Notes 10 and 11).

OTHER

     Chandler USA leases and has made certain improvements to a rural property in which certain directors and/or officers of Chandler USA own interests. Under the lease, no cash rental is paid, but a subsidiary of Chandler USA drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of Chandler USA's subsidiaries. Chandler USA incurred approximately $159,000, $217,000 and $202,000 in expenses associated with its use of this property during 1997, 1998 and 1999, respectively, including $9,000, $7,000 and $8,000 paid to Davenport Farms for reimbursement of certain expenses, such as utility and similar expenses, for the years 1997, 1998 and 1999, respectively.

NOTE 13. SEGMENT INFORMATION

     Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold.

     The property and casualty segment accounted for 90.6%, 87.1% and 91.3% of 1997, 1998 and 1999 consolidated revenues before intersegment eliminations, respectively. The insurance products are underwritten by NAICO and are marketed through independent insurance agencies, including L&W.
NAICO underwrites various lines of property and casualty insurance, including surety bonds and workers compensation insurance. NAICO's main areas of concentration include the construction, manufacturing, oil and gas, wholesale, service and retail industries along with political subdivisions. The property and casualty segment operates primarily in Oklahoma and Texas, and other surrounding states. Oklahoma accounted for approximately 55%, 55% and 48% of gross written premiums in 1997, 1998 and 1999, respectively, while Texas accounted for approximately 18%, 28% and 37% of gross written premiums during the same years. Management evaluates the property and casualty segment's performance on the basis of growth in gross written premiums and income before income taxes.

     The agency segment accounted for 9.4%, 12.9% and 8.7% of 1997, 1998 and 1999 consolidated revenues before intersegment eliminations, respectively. L&W is appointed by insurers to solicit applications for policies of insurance, primarily in Oklahoma. L&W represents personal and commercial lines insurance companies, and markets property and casualty, individual and group life, medical and disability income coverages. Major target classes of business are political subdivisions, healthcare facilities, transportation companies, manufacturers, contractors, oil & gas, retailers, wholesalers and service organizations. A large portion of certain classes of business produced by L&W is placed with NAICO. L&W also acts as a surplus lines broker specializing in risk management and brokering insurance for commercial enterprises. L&W acts as the underwriter for a significant portion of NAICO's construction surety bond program. L&W places direct agency business as well as business from other agents with specialty insurance companies. Management evaluates the agency segment's performance on the basis of commission income generated and income before income taxes.

     Chandler USA accounts for intercompany sales and transactions as if they were to third parties and attempts to set fees consistent with those that would apply in arm's length transactions with a nonaffiliate. There can be no assurance the rates charged reflect those that would have been agreed upon following an arm's length negotiation.

     The following table presents a summary of Chandler USA's operating segments for the years ended December 31:

                                                                          PROPERTY
                                                                             AND          ALL       INTERSEGMENT    REPORTED
                                                             AGENCY       CASUALTY       OTHER      ELIMINATIONS    BALANCES
                                                          ------------  ------------  ------------  ------------  ------------
                                                                                     (In thousands)
1997
Revenues from external customers......................... $     1,763   $    81,284   $         -   $         -   $    83,047
Intersegment revenues....................................       7,277           201             -        (7,478)            -
Interest income, net.....................................          56         6,074             -             -         6,130
Interest expense.........................................           1           441             -             -           442
Segment profit (loss) before income taxes (1)............         167         7,089        (1,970)            -         5,286
Segment assets...........................................       6,177       203,125             -        (6,515)      202,787
Depreciation and amortization............................         121           936         1,047             -         2,104

1998
Revenues from external customers......................... $     1,561   $    52,607   $         -   $         -   $    54,168
Intersegment revenues....................................       7,088           197             -        (7,285)            -
Interest income, net.....................................          55         4,849             -             -         4,904
Interest expense.........................................           2           885             -             -           887
Segment profit (loss) before income taxes (1)............         227         1,963        (1,404)            -           786
Segment assets...........................................       5,323       222,620             -        (4,592)      223,351
Depreciation and amortization............................         107         1,179         1,048             -         2,334

1999
Revenues from external customers......................... $     1,495   $    97,084   $         -   $         -   $    98,579
Intersegment revenues....................................       8,171           178             -        (8,349)            -
Interest income, net.....................................          32         3,927             -             -         3,959
Interest expense.........................................           1         1,495             -             -         1,496
Segment profit (loss) before income taxes (1)............         119         1,015          (856)            -           278
Segment assets...........................................       4,604       261,364             -        (9,132)      256,836
Depreciation and amortization............................          83         1,494           648             -         2,225
--------------------------------------------------


(1)  Includes net realized investment gains.


     Net premiums earned and losses and loss adjustment expenses within the property and casualty segment can be identified to Chandler USA designated insurance programs. Chandler USA's chief operating decision makers review net premiums earned and losses and loss adjustment expenses in assessing the performance of an insurance program. In addition, Chandler USA's chief operating decision makers consider many other factors such as the lines of business offered within an insurance program and the states in which the insurance programs are offered. Certain discrete financial information is not readily available by insurance program, including assets, interest income, and investment gains or losses, allocated to each insurance program. Chandler USA does not consider its insurance programs to be reportable segments, however, the following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
INSURANCE PROGRAM                                                          1997           1998           1999
--------------------------------------------------------------------- -------------- -------------- --------------
                                                                                     (In thousands)
NET PREMIUMS EARNED
Standard property and casualty....................................... $      44,887  $      29,234  $      56,673
Political subdivisions...............................................        12,416         10,435         14,320
Surety bonds.........................................................        10,533          7,456          7,835
Group accident and health............................................         2,303          4,610          8,195
Nonstandard private-passenger automobile.............................         8,841            482              4
Other................................................................         1,722            207             71
                                                                      -------------- -------------- --------------
                                                                      $      80,702  $      52,424  $      87,098
                                                                      ============== ============== ==============

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty....................................... $      30,709  $      22,318  $      46,099
Political subdivisions...............................................         7,218          8,403         14,734
Surety bonds.........................................................           828          1,335            310
Group accident and health............................................           998          4,126          8,584
Nonstandard private-passenger automobile.............................         6,386           (182)          (409)
Other................................................................         2,374             50           (659)
                                                                      -------------- -------------- --------------
                                                                      $      48,513  $      36,050  $      68,659
                                                                      ============== ============== ==============


     The following table shows the detail of intersegment eliminations for segment assets shown in the previous table:

                                                                            1997           1998           1999
                                                                       -------------- -------------- --------------
                                                                                      (In thousands)
Segment asset eliminations
   Investment in subsidiaries......................................... $         365  $         365  $       5,565
   Other consolidating adjustments....................................         6,150          4,227          3,568
                                                                       -------------- -------------- --------------
                                                                       $       6,515  $       4,592  $       9,133
                                                                       ============== ============== ==============



                           *   *   *   *   *   *   *

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of Chandler (U.S.A), Inc.:

We have audited the accompanying consolidated balance sheets of Chandler (U.S.A.), Inc. and subsidiaries ("Chandler USA") as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of Chandler USA's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chandler (U.S.A.), Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, Chandler
USA is involved in various legal proceedings, the outcome of which is uncertain.



/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
February 11, 2000

                                                                      PAGE F-26
                                                                    SCHEDULE I


                             CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                                  SUMMARY OF INVESTMENTS - OTHER
                               THAN INVESTMENTS IN RELATED PARTIES
                                     AS OF DECEMBER 31, 1999

                                         (In thousands)

                                                                                                         AMOUNT AT WHICH
                                                                                                          SHOWN IN THE
TYPE OF INVESTMENT                                                            COST          FAIR VALUE    BALANCE SHEET
---------------------------------------------------------------------- ------------------ -------------- ---------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies............................... $          42,677  $      41,490  $       41,490
Debt securities issued by foreign governments.........................             1,503          1,498           1,498
Obligations of states and political subdivisions......................            10,188          9,914           9,914
Corporate obligations.................................................            28,963         27,908          27,908
Public utilities......................................................             6,194          5,792           5,792
Mortgage-backed securities............................................               624            634             634
                                                                       ------------------ -------------- ---------------
                                                                                  90,149         87,236          87,236
FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies...............................               984          1,039             984

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock.......................................................                 -            306             306
                                                                       ------------------ -------------- ---------------
   Total investments.................................................. $          91,133  $      88,581  $       88,526
                                                                       ================== ============== ===============


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                       (In thousands except share amounts)



                                                                                                DECEMBER 31,
                                                                                      --------------------------------
                                                                                            1998             1999
                                                                                      ---------------- ----------------
ASSETS

Amounts due from subsidiaries........................................................ $         2,693    $       1,649
Property and equipment, net..........................................................           2,494            2,367
Other assets.........................................................................           2,346            4,926
Excess of cost over net assets acquired, net.........................................           4,603            3,956
Investment in subsidiaries, net......................................................          55,783           60,866
                                                                                      ---------------- ----------------
Total assets......................................................................... $        67,919  $        73,764
                                                                                      ================ ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Notes payable..................................................................... $         9,410  $             -
   Accrued taxes and other payables..................................................           2,194            2,492
   Amounts due to affiliate..........................................................           7,054              533
   Debentures........................................................................               -           24,000
                                                                                      ---------------- ----------------
Total liabilities....................................................................          18,658           27,025
                                                                                      ---------------- ----------------
Shareholder's equity
   Common stock, $1.00 par value, 50,000 shares authorized;
         2,484 shares issued and outstanding.........................................               2                2
   Paid-in surplus...................................................................          60,584           60,584
   Accumulated deficit...............................................................         (12,040)         (12,127)
   Accumulated other comprehensive income (loss):
   Unrealized gain (loss) on investments held by subsidiary and available
         for sale, net of deferred income taxes......................................             715           (1,720)
                                                                                      ---------------- ----------------
Total shareholder's equity...........................................................          49,261           46,739
                                                                                      ---------------- ----------------
Total liabilities and shareholder's equity........................................... $        67,919  $        73,764
                                                                                      ================ ================


SEE INDEPENDENT AUDITORS' REPORT.

                                                                  SCHEDULE II

                             CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                          CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                      CHANDLER (U.S.A.), INC.
                                       (PARENT COMPANY ONLY)

                                     STATEMENTS OF OPERATIONS

                                          (In thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                           1997           1998           1999
                                                                      -------------- -------------- --------------
Revenues
   Interest income, net.............................................. $          28  $          20  $          20
   Commissions, fees and other income................................           494            449            696
                                                                      -------------- -------------- --------------
      Total revenues.................................................           522            469            716
                                                                      -------------- -------------- --------------
Operating costs and expenses
   General and administrative expenses...............................         3,184          2,585          2,309
   Interest expense..................................................           407            809          1,439
   Litigation expenses, net..........................................           768            324            142
                                                                      -------------- -------------- --------------
      Total operating costs and expenses.............................         4,359          3,718          3,890
                                                                      -------------- -------------- --------------
Loss before income tax benefit.......................................        (3,837)        (3,249)        (3,174)
Federal income tax benefit...........................................           903            716            771
                                                                      -------------- -------------- --------------
Net loss before equity in net income of subsidiaries.................        (2,934)        (2,533)        (2,403)
Equity in net income of subsidiaries.................................         5,939          2,966          2,316
                                                                      -------------- -------------- --------------
Net income (loss).................................................... $       3,005  $         433  $         (87)
                                                                      ============== ============== ==============


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CHANDLER (U.S.A.), INC.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                           1997           1998           1999
                                                                      -------------- -------------- --------------
OPERATING ACTIVITIES
   Net income (loss)................................................. $       3,005  $         433  $         (87)
   Add (deduct):
      Adjustments to reconcile net loss to cash provided by
         (applied to) operating activities:
      Net income of subsidiaries not distributed to parent...........        (5,939)        (2,966)        (2,316)
      Net (gains) losses on sale of property and equipment...........             1              -            (16)
      Amortization and depreciation expense..........................         1,151          1,188            915
      Net change in non-cash balances relating to
         operating activities:
         Premiums receivable.........................................         1,784              -              -
         Amounts due from subsidiaries...............................         1,846           (310)         1,044
         Other assets................................................          (673)           147           (942)
         Accrued taxes and other payables............................           732            413            298
                                                                      -------------- -------------- --------------
      Cash provided by (applied to) operating activities.............         1,907         (1,095)        (1,104)
                                                                      -------------- -------------- --------------
INVESTING ACTIVITIES
   Cost of property and equipment purchased..........................          (237)        (2,453)          (168)
   Proceeds from sale of property and equipment......................            20            133             92
                                                                      -------------- -------------- --------------
      Cash applied to investing activities...........................          (217)        (2,320)           (76)
                                                                      -------------- -------------- --------------
FINANCING ACTIVITIES
   Shareholder dividend from subsidiary..............................             -          6,000              -
   Proceeds from notes payable and debentures........................             -          8,548         24,000
   Repayment of notes payable........................................        (1,595)        (1,934)        (9,410)
   Debt issue costs..................................................             -              -         (1,689)
   Proceeds from borrowing from affiliate............................         6,707          6,043          3,805
   Payments on borrowing from affiliate..............................        (6,802)       (15,242)       (15,526)
                                                                      -------------- -------------- --------------
      Cash provided by (applied to) financing activities.............        (1,690)         3,415          1,180
                                                                      -------------- -------------- --------------
Increase (decrease) in cash and cash equivalents.....................             -              -              -
Cash and cash equivalents at beginning of year.......................             -              -              -
                                                                      -------------- -------------- --------------
Cash and cash equivalents at end of year............................. $           -  $           -  $           -
                                                                      ============== ============== ==============

SEE INDEPENDENT AUDITORS' REPORT.

                                                                      PAGE F-30
                                                                   SCHEDULE III

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                                 (In thousands)

                                     FUTURE
                                     POLICY                                                       AMORTI-
                                    BENEFITS,           OTHER                                    ZATION OF               NET
                          DEFERRED   LOSSES,            POLICY                        CLAIMS,    DEFERRED             PREMIUMS
                           POLICY    CLAIMS           CLAIMS AND             NET     LOSSES AND   POLICY      OTHER    WRITTEN
                        ACQUISITION AND LOSS UNEARNED  BENEFITS   PREMIUM  INTEREST  SETTLEMENT ACQUISITION OPERATING    AND
                           COSTS    EXPENSES PREMIUMS   PAYABLE   REVENUE   INCOME    EXPENSES     COSTS    EXPENSES   ASSUMED
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- ---------
YEAR ENDED
DECEMBER 31, 1997
Property and casualty.. $    3,475  $73,721  $42,389  $   4,830  $ 80,702  $  6,074  $  48,513  $   15,738  $  9,482  $ 81,557
Agency.................          -        -        -          -         -        56          -       7,081     1,896         -
Other..................          -        -        -          -         -         -          -           -     1,971         -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- ---------
Total.................. $    3,475  $73,721  $42,389  $   4,830  $ 80,702  $  6,130  $  48,513  $   22,819  $ 13,349  $ 81,557
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= =========

YEAR ENDED
DECEMBER 31, 1998
Property and casualty.. $      (80) $80,701  $50,647  $   4,936  $ 52,424  $  4,849  $  36,050  $    3,751  $  9,643  $ 46,622
Agency.................          -        -        -          -         -        55          -       6,934     1,540         -
Other..................          -        -        -          -         -         -          -           -     1,404         -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- ---------
Total.................. $      (80) $80,701  $50,647  $   4,936  $ 52,424  $  4,904  $  36,050  $   10,685  $ 12,587  $ 46,622
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= =========

YEAR ENDED
DECEMBER 31, 1999
Property and casualty.. $    3,134  $98,460  $67,769  $   5,135  $ 87,098  $  3,927  $  68,659  $   13,096  $ 10,129  $104,272
Agency.................          -        -        -          -         -        32          -       8,064     1,514         -
Other..................          -        -        -          -         -         -          -           -       855         -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- ---------
Total.................. $    3,134  $98,460  $67,769  $   5,135  $ 87,098  $  3,959  $  68,659  $   21,160  $ 12,498  $104,272
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= =========


SEE INDEPENDENT AUDITORS' REPORT.

                                                                   SCHEDULE IV

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                                   REINSURANCE

                              (Dollars in thousands)

                                                                     ASSUMED                    PERCENTAGE
                                                       CEDED TO        FROM                      OF AMOUNT
                                          GROSS         OTHER         OTHER          NET          ASSUMED
                                          AMOUNT      COMPANIES     COMPANIES       AMOUNT        TO NET
                                       ------------  ------------  ------------  ------------  ------------
Year ended December 31, 1997
   Property and casualty.............. $  123,014   $   (41,531)  $        74   $    81,557         0.09 %
                                       ===========  ============  ============  ============   ===========
Year ended December 31, 1998
   Property and casualty.............. $  134,436   $   (87,671)  $      (143)  $    46,622        (0.31)%
                                       ===========  ============  ============  ============   ===========
Year ended December 31, 1999
   Property and casualty.............. $  169,449   $   (65,297)  $       120   $   104,272         0.12 %
                                       ===========  ============  ============  ============   ===========


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE V

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES


                         VALUATION AND QUALIFYING ACCOUNTS


                                   (In thousands)

                                                          BALANCE AT       PROVISION                           BALANCE
                                                          BEGINNING           FOR                               AT END
                                                          OF PERIOD      NON-COLLECTION      WRITE-OFFS        OF PERIOD
                                                      ----------------  ----------------  ----------------  ----------------
Allowance for non-collection of
   premiums receivable:

      1997........................................... $           177   $            52   $          (114)  $           115
                                                      ================  ================  ================  ================
      1998........................................... $           115   $           152   $           (67)  $           200
                                                      ================  ================  ================  ================
      1999........................................... $           200   $           210   $          (147)  $           263
                                                      ================  ================  ================  ================
Allowance for non-collection of reinsurance
   recoverables on paid and unpaid losses:


      1997........................................... $           491   $           527   $          (353)  $           665
                                                      ================  ================  ================  ================
      1998........................................... $           665   $            50   $          (110)  $           605
                                                      ================  ================  ================  ================
      1999........................................... $           605   $             -   $           (28)  $           577
                                                      ================  ================  ================  ================


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE VI

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                             SUPPLEMENTAL INFORMATION

                 (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                                 (In thousands)



                                                                DISCOUNT      PAID LOSSES AND
                                                                DEDUCTED      LOSS ADJUSTMENT
                                                              FROM RESERVES      EXPENSES
                                                             ---------------  ---------------
Year ended December 31, 1997
   Property-casualty........................................ $            -   $       48,481
                                                             ===============  ===============
Year ended December 31, 1998
   Property-casualty........................................ $            -   $       49,825
                                                             ===============  ===============
Year ended December 31, 1999
   Property-casualty........................................ $            -   $       57,106
                                                             ===============  ===============


SEE INDEPENDENT AUDITORS' REPORT.

                                                                   EXHIBIT 21.1

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES


                         SUBSIDIARIES OF THE REGISTRANT



1. National American Insurance Company, a Nebraska corporation ("NAICO") that is a wholly owned subsidiary of Chandler USA.

2. LaGere & Walkingstick Insurance Agency, Inc., an Oklahoma corporation ("L&W") that is a wholly owned subsidiary of Chandler USA.

3. Network Administrators, Inc., a Texas corporation ("Network") that is a wholly owned subsidiary of Chandler USA.