Form 10-Q
period 2000-03-31
CHANDLER USA INC
filed 2000-05-12
CIK 1083750

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

                    For the Quarterly Period Ended March 31, 2000

                                         OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from          to
                                                --------    --------

                          Commission File Number: 1-15135

                              CHANDLER (U.S.A.), INC.

               (Exact name of registrant as specified in its charter)


               OKLAHOMA                                  73-1325906
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

         1010 MANVEL AVENUE                               74834
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

     The number of common shares, $1.00 par value, of the registrant outstanding on April 30, 2000 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

===============================================================================

                                                                       PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------

Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.......1

Consolidated Statements of Operations for the three months
     ended March 31, 2000 and 1999...........................................2

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2000 and 1999....................................3

Consolidated Statements of Cash Flows for the three months
     ended March 31, 2000 and 1999...........................................4

Notes to Interim Consolidated Financial Statements...........................5

ITEM 2
------

Management's Discussion and Analysis of Financial Condition and
     Results of Operations..................................................10


PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings................................................14

Item 2     Changes in Securities............................................14

Item 3     Defaults Upon Senior Securities..................................14

Item 4     Submission of Matters to a Vote of Security Holders..............14

Item 5     Other Information................................................14

Item 6     Exhibits and Reports on Form 8-K.................................14

Signatures..................................................................15

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                March 31,    December 31,
                                                                                  2000           1999
                                                                              ------------- --------------
ASSETS                                                                         (Unaudited)
Investments
  Fixed maturities available for sale, at fair value
    Restricted............................................................... $      6,821  $       6,826
    Unrestricted.............................................................       85,471         80,410
  Fixed maturities held to maturity, at amortized cost
    Restricted (fair value $177 and $176 in 2000 and 1999, respectively).....          170            169
    Unrestricted (fair value $875 and $863 in 2000 and 1999, respectively)...          832            815
  Equity securities available for sale, at fair value........................          306            306
                                                                              ------------- --------------
    Total investments........................................................       93,600         88,526
Cash and cash equivalents....................................................        4,156          5,140
Premiums receivable, less allowance for non-collection
  of $310 and $263 at 2000 and 1999, respectively............................       36,249         47,717
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $275 at 2000 and 1999....................................        3,989          3,281
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $322 and $302 at 2000 and 1999, respectively.............       38,035         37,540
Reinsurance recoverable on unpaid losses from related parties................       11,511          9,542
Prepaid reinsurance premiums.................................................       23,387         19,960
Prepaid reinsurance premiums to related parties..............................       12,460          9,604
Deferred policy acquisition costs............................................        1,795          3,134
Property and equipment, net..................................................       11,592         10,719
Licenses, net................................................................        4,007          4,044
Excess of cost over net assets acquired, net.................................        3,794          3,956
Other assets.................................................................       14,688         13,673
                                                                              ------------- --------------
Total assets................................................................. $    259,263  $     256,836
                                                                              ============= ==============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses................................. $     99,870  $      98,460
  Unearned premiums..........................................................       68,935         67,769
  Policyholder deposits......................................................        5,215          5,135
  Accrued taxes and other payables...........................................        4,230          6,544
  Premiums payable...........................................................       10,883          7,313
  Premiums payable to related parties........................................          793            343
  Amounts due to affiliate...................................................            -            533
  Debentures.................................................................       24,000         24,000
                                                                              ------------- --------------
    Total liabilities........................................................      213,926        210,097
                                                                              ------------- --------------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding......................................            2              2
  Paid-in surplus............................................................       60,584         60,584
  Accumulated deficit........................................................      (13,520)       (12,127)
  Accumulated other comprehensive loss:
    Unrealized loss on investments, available for sale,
      net of deferred income taxes...........................................       (1,729)        (1,720)
                                                                              ------------- --------------
    Total shareholder's equity...............................................       45,337         46,739
                                                                              ------------- --------------
Total liabilities and shareholder's equity................................... $    259,263  $     256,836
                                                                              ============= ==============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                         For the three months
                                                                            Ended March 31,
                                                                       ------------ ------------
                                                                           2000         1999
                                                                       ------------ ------------
Premiums and other revenues
  Direct premiums written and assumed................................. $    45,121  $    35,098
  Reinsurance premiums ceded..........................................     (18,314)     (14,053)
  Reinsurance premiums ceded to related parties.......................     (11,008)      (4,563)
                                                                       ------------ ------------
    Net premiums written and assumed..................................      15,799       16,482
  Decrease (increase) in unearned premiums............................       5,116          (86)
                                                                       ------------ ------------
    Net premiums earned...............................................      20,915       16,396

Interest income, net..................................................       1,120        1,044
Realized investment gains, net........................................           -           52
Commissions, fees and other income....................................         350          365
                                                                       ------------ ------------
    Total premiums and other revenues.................................      22,385       17,857
                                                                       ------------ ------------
Operating costs and expenses
  Losses and loss adjustment expenses net of amounts ceded to related parties of $5,027 and $2,931 in 2000 and
      1999, respectively..............................................      15,753       10,521
  Policy acquisition costs, net of ceding commissions received from related parties of $3,790 and $1,636 in 2000
    and 1999, respectively............................................       4,827        3,365
  General and administrative expenses.................................       3,217        2,660
  Interest expense....................................................         562          216
  Litigation expenses, net............................................           8           57
                                                                       ------------ ------------
    Total operating costs and expenses................................      24,367       16,819
                                                                       ------------ ------------
Income (loss) before income taxes.....................................      (1,982)       1,038
Federal income tax benefit (provision)................................         589         (422)
                                                                       ------------ ------------
Net income (loss)..................................................... $    (1,393) $       616
                                                                       ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                            (Amounts in thousands)

                                                                         For the three months
                                                                            Ended March 31,
                                                                       ------------ ------------
                                                                           2000         1999
                                                                       ------------ ------------
Net income (loss)..................................................... $    (1,393) $       616
                                                                       ------------ ------------
Other comprehensive loss, before income tax:
  Unrealized losses on securities:
    Unrealized holding losses arising during period...................         (13)      (1,170)
    Less: Reclassification adjustment for gains included in
      net income (loss)...............................................           -          (52)
                                                                       ------------ ------------
Other comprehensive loss, before income tax...........................         (13)      (1,222)
Income tax benefit related to items of other
  comprehensive loss..................................................           4          415
                                                                       ------------ ------------
Other comprehensive loss, net of income tax...........................          (9)        (807)
                                                                       ------------ ------------
Comprehensive loss.................................................... $    (1,402) $      (191)
                                                                       ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)

                                                                         For the three months
                                                                            Ended March 31,
                                                                       ------------ ------------
                                                                           2000         1999
                                                                       ------------ ------------
OPERATING ACTIVITIES
Net income (loss)..................................................... $    (1,393) $       616
  Add (deduct):
  Adjustments to reconcile net income (loss) to cash provided by
    (applied to) operating activities:
    Realized investment gains, net....................................           -          (52)
    Net (gains) losses on sale of equipment...........................           3           (8)
    Amortization and depreciation.....................................         545          517
    Provision for non-collection of premiums..........................          42           30
    Net change in non-cash balances relating to operating activities:
      Premiums receivable.............................................      11,425       (2,634)
      Reinsurance recoverable on paid losses..........................        (725)         775
      Reinsurance recoverable on unpaid losses........................        (478)      (4,171)
      Reinsurance recoverable on unpaid losses from related parties...      (1,969)         876
      Prepaid reinsurance premiums....................................      (3,427)        (105)
      Prepaid reinsurance premiums to related parties.................      (2,856)          67
      Deferred policy acquisition costs...............................       1,339            -
      Other assets....................................................      (1,006)         (84)
      Unpaid losses and loss adjustment expenses......................       1,410        2,281
      Unearned premiums...............................................       1,166          125
      Policyholder deposits...........................................          80           77
      Accrued taxes and other payables................................      (2,314)      (1,003)
      Premiums payable................................................       3,570         (841)
      Premiums payable to related parties.............................         450       (1,202)
                                                                       ------------ ------------
    Cash provided by (applied to) operating activities................       5,862       (4,736)
                                                                       ------------ ------------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases.........................................................      (6,590)      (4,044)
    Sales.............................................................           -        3,048
    Maturities........................................................       1,432        2,124
  Cost of property and equipment purchased............................      (1,140)        (257)
  Proceeds from sale of property and equipment........................          18           46
                                                                       ------------ ------------
    Cash provided by (applied to) investing activities................      (6,280)         917
                                                                       ------------ ------------
FINANCING ACTIVITIES
  Payments on notes payable...........................................           -         (476)
  Proceeds from borrowing from affiliate..............................         100        1,568
  Payments on borrowing from affiliate................................        (666)        (638)
                                                                       ------------ ------------
    Cash provided by (applied to) financing activities................        (566)         454
                                                                       ------------ ------------
Decrease in cash and cash equivalents during the period...............        (984)      (3,365)
Cash and cash equivalents at beginning of period......................       5,140        9,304
                                                                       ------------ ------------
Cash and cash equivalents at end of period............................ $     4,156  $     5,939
                                                                       ============ ============

See accompanying Notes to Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments and an unusual significant litigation liability adjustment described in Note 2) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year.

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

NOTE 2.  LITIGATION

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

     Judgment was also entered in favor of NAICO and NAICO Indemnity on counterclaims against CenTra for CenTra's failure to pay insurance premiums. Judgment was for the amount of $788,625. During 1998, the judgment was paid by funds held by the Oklahoma Court aggregating, with interest, $820,185. DuraRock Underwriters, Ltd. ("DuraRock"), an affiliate of CenTra, claimed $725,000 was owed to it under certain reinsurance treaties. That claim was settled in January 2000 with NAICO paying $52,617 and NAICO Indemnity paying $84,883 to DuraRock. The settlement was accrued for by NAICO and NAICO Indemnity in 1999.

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

     On March 23, 1998, the CenTra Group filed a formal notice of intent to appeal certain orders of the Oklahoma Court, and filed the initial appellate brief on September 9, 1998. The appeals are being considered by the U.S. Court of Appeals for the 10th Circuit. The CenTra Group's appeals are based upon the Oklahoma Court's failure to award prejudgment interest, the Oklahoma Court's refusal to permit the CenTra Group to amend certain pleadings to assert new claims, the Oklahoma Court's modification of the judgment for $6,882,500 to require CenTra to return shares of Chandler Insurance's stock upon payment of the judgment, and the Oklahoma Court's denial of attorney fees. Chandler Insurance believes the appeal of this last issue is untimely and therefore barred by law. Chandler Insurance elected not to appeal any of the judgments. The individual officers and directors against whom judgments were entered have all filed appeals.

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

     In the CenTra litigation, certain officers and directors of Chandler
USA and Chandler Insurance were named as defendants. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. Chandler Barbados has paid expenses on behalf of these officers and directors totaling approximately $2.3 million as of March 31, 2000. A portion of these expenses relate to claims which have been dismissed or which were decided in favor of the officers and directors. These expenses together with certain other expenses may be recovered from the D&O Insurer. As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance is included in other assets in Chandler Barbados' and Chandler USA's balance sheets. Chandler Insurance and its subsidiaries are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. Chandler Insurance is negotiating with the insurer for payment of the policy balance. Chandler Insurance and its subsidiaries could recover the remaining policy limits or could compromise their claim, and could incur significant costs in either case.

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

NOTE 3.  ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS No. 133 when required. Management of the Company does not expect that adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 4.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three-month periods ended March 31, 2000 and 1999:


                                                  Property
                                                    and        All    Intersegment  Reported
                                         Agency   casualty    Other   eliminations  balances
                                       --------- ---------- --------- ------------ ----------
                                                         (In thousands)
THREE MONTHS ENDED MARCH 31, 2000
Revenues from external customers (1).. $    314  $  20,951  $      -  $         -  $ 21,265
Intersegment revenues.................    1,792         37         -       (1,829)         -
Segment profit (loss) before
  income taxes (2)....................     (256)    (1,556)     (170)           -     (1,982)
Segment assets........................ $  5,121  $ 263,504  $      -  $    (9,362) $ 259,263

THREE MONTHS ENDED MARCH 31, 1999
Revenues from external customers (1).. $    350  $ 16,411  $       -  $         -  $ 16,761
Intersegment revenues.................    1,653         54         -       (1,707)         -
Segment profit (loss) before
  income taxes (2)....................     (113)     1,369      (218)           -      1,038
Segment assets........................ $  5,069  $ 227,602  $      -  $    (9,620) $ 223,051

--------------------------------------


(1)  Consists of net premiums earned and commissions, fees and other income.

(2)  Includes net realized investment gains.

     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
                                                                 (In thousands)
INSURANCE PROGRAM
-----------------
NET PREMIUMS EARNED
Standard property and casualty........................... $    14,697     $     8,774
Political subdivisions...................................       3,337           3,042
Surety bonds.............................................       1,865           2,344
Group accident and health................................         946           2,286
Other....................................................          70             (50)
                                                          ------------    ------------
                                                          $    20,915     $    16,396
                                                          ============    ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty........................... $    10,928     $     6,881
Political subdivisions...................................       2,846           2,373
Surety bonds.............................................         427             305
Group accident and health................................       1,682           1,556
Other....................................................        (130)           (594)
                                                          ------------    ------------
                                                          $    15,753     $    10,521
                                                          ============    ============

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-Q Report, as well as statements made by Chandler (U.S.A.), Inc. ("Chandler USA" or the "Company") in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; (vii) the ability of the Company to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii) the ability of National American Insurance Company ("NAICO") to maintain favorable insurance company ratings; (ix) the ability of the Company and its third party providers, agents and reinsurers to adequately address year 2000 issues; (x) other factors including the ongoing litigation matters involving a significant concentration of ownership of the Company's indirect parent's common stock.

RESULTS OF OPERATIONS

NET PREMIUMS EARNED

     The following table sets forth net premiums earned for the three month periods ended March 31, 2000 and 1999:

                                            GROSS PREMIUMS EARNED    NET PREMIUMS EARNED
                                            ---------------------   ---------------------
     THREE MONTHS ENDED MARCH 31,              2000       1999         2000       1999
     ----------------------------           ---------- ----------   ---------- ----------
                                                           (In thousands)
     Standard property and casualty........ $  30,707  $  21,635    $  14,697  $   8,774
     Political subdivisions................     8,152      7,181        3,337      3,042
     Surety bonds..........................     4,009      3,555        1,865      2,344
     Group accident and health.............     1,002      2,596          946      2,286
     Other.................................        84          6           70        (50)
                                            ---------- ----------   ---------- ----------
     TOTAL................................. $  43,954  $  34,973    $  20,915  $  16,396
                                            ========== ==========   ========== ==========

     Gross premiums earned, before reductions for premiums ceded to reinsurers, increased $9.0 million or 26% in the first quarter of 2000 compared to the first quarter of 1999. The increase is primarily attributable to increased written premium production in Texas and Oklahoma, as NAICO continues to expand its programs in these states. Net premiums earned, after such reductions, increased $4.5 million or 28% in the first quarter of 2000 compared to the first quarter of 1999 due to the increase in written premium production, and to an increase in the amount of risk retained in the 2000 quarter for the Company's workers compensation line of business.

     Gross premiums earned in the standard property and casualty program increased $9.1 million or 42% in the first quarter of 2000 compared to the first quarter of 1999. The increase is primarily attributable to increased written premium production in Texas. Net premiums earned increased $5.9 million or 68% in the first quarter of 2000 versus the first quarter of 1999 due to the increase in written premium production, and to the increase in the amount of risk retained for the workers compensation portion of the program.

     Gross premiums earned in the political subdivisions program increased $971,000 or 14% in the first quarter of 2000 compared to the first quarter of 1999. The increase is primarily attributable to increased written premium production in the school districts portion of the program in Oklahoma. Net premiums earned in the political subdivisions program increased $295,000 or 10% in the first quarter of 2000 versus the first quarter of 1999.

     Gross premiums earned in the surety bond program increased $454,000 or 13% in the first quarter of 2000 compared to the first quarter of 1999. Approximately $629,000 of the gross premiums earned in the first quarter of 2000 relates to a new program that is 100% reinsured by an unaffiliated reinsurer. Excluding this new program, gross premiums earned decreased $175,000 or 5% from the 1999 quarter. Net premiums earned in the surety bond program decreased $479,000 or 20% in the first quarter of 2000 versus the first quarter of 1999.

     Gross premiums earned in the group accident and health program decreased $1.6 million or 61% in the first quarter of 2000 versus the first quarter of 1999. Net premiums earned for this program decreased $1.3 million or 59% in the first quarter of 2000 versus the first quarter of 1999. NAICO discontinued writing new policies for the excess portion of the group accident and health program effective April 1, 1999. NAICO is currently evaluating the fully insured portion of the program and may modify or discontinue it during 2000.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At March 31, 2000, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 4% invested in cash and money market instruments. The Company's portfolio contains no junk bonds or real estate investments.

     Net interest income increased $76,000 or 7% in the first quarter of 2000 versus the first quarter of 1999 due primarily to an increase in invested assets. Invested assets increased from $89.2 million at March 31, 1999 to $97.8 million at March 31, 2000 due primarily to the collection of $12.9 million in January 2000 related to two reinsurance treaties which were rescinded in the fourth quarter of 1999. The Company had no net realized investment gains or losses during the first quarter of 2000, compared to a net realized gain of $52,000 in the first quarter of 1999.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income decreased $15,000 or 4% in the first quarter of 2000 versus the first quarter of 1999. The majority of the Company's income from commissions, fees and other income are from LaGere and Walkingstick Insurance Agency, Inc. ("L&W").

     L&W's brokerage commissions and fees before intercompany eliminations were $2.1 million in the first quarter of 2000 versus $2.0 million in the first quarter of 1999. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 75.3% for the first quarter of 2000 versus 64.2% in the first quarter of 1998. The increase in the 2000 loss ratio was primarily the result of adverse loss experience in the group accident and health program. Excluding the underwriting results of the group accident program, the loss ratio for the first quarter of 2000 was 70.5% versus 63.5% in the year ago quarter. In addition, a lower proportion of net premiums earned in the surety bond program resulted in a higher loss ratio in the 2000 quarter. Surety bonds have historically had a lower loss ratio than the Company's other lines of business, which is normal for the industry. Weather-related losses from wind and hail totaled $594,000 in the first quarter of 2000 and increased the loss ratio by 2.8 percentage points. Weather-related losses totaled $441,000 in the first quarter of 1999, and increased the 1999 loss ratio by 2.7 percentage points.

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

     The following table sets forth the Company's policy acquisition costs for each of the three month periods ended March 31, 2000 and 1999:

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
                                                                 (In thousands)
       Commissions expense............................... $     5,258     $     4,436
       Other premium related assessments.................         403             400
       Premium taxes.....................................         975             426
       Excise taxes......................................         110              46
       Dividends to policyholders........................         101              87
       Other expense.....................................          42              30
                                                          ------------    ------------
       Total direct expenses.............................       6,889           5,425

       Indirect underwriting expenses....................       4,078           3,824
       Commission received from reinsurers...............      (7,479)         (5,852)
       Adjustment for deferred acquisition costs.........       1,339             (32)
                                                          ------------    ------------
       Net policy acquisition costs...................... $     4,827     $     3,365
                                                          ============    ============

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 24.3% for the first quarter of 2000 versus 26.4% for the first quarter of 1999. Commission expense as a percentage of gross written and assumed premiums was 11.7% for the first quarter of 2000 versus 12.6% for the 1999 quarter. Premium taxes increased $549,000 or 129% in the first quarter of 2000 compared to the 1999 quarter due to the increase in written premiums and to a refund of $392,000 which was received in the 1999 quarter for premium taxes paid in a prior year.

     Indirect underwriting expenses were 9.0% and 10.9% of total direct written and assumed premiums in the three month periods ended March 31, 2000
and 1999, respectively.   Indirect expenses include general overhead and
administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 7.3% and 7.5% of gross premiums earned and commissions, fees and other income in the first quarter of 2000 and 1999, respectively. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

INTEREST EXPENSE

     Interest expense increased $346,000 or 160% in the first quarter of 2000 versus the first quarter of 1999. The increase was primarily due to interest expense on the $24 million debenture offering which was completed on July
16, 1999 by the Company.

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the on-going legal proceedings involving CenTra, Inc. and certain of its affiliates
("CenTra"). Litigation expenses decreased $49,000 or 86% in the first quarter of 2000 compared to the first quarter of 1999. Increased or renewed activity could result in greater litigation expenses in 2000 or future years. See Note 2 to Interim Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 2000, the Company provided $5.9 million in cash from operations due primarily to the collection of certain receivables totaling approximately $12.9 million in the 2000 quarter that were related to the rescission of two reinsurance treaties during the fourth quarter of 1999. The cash flow from the collection of premiums receivable was partially offset by increases to reinsurance recoverables and prepaid reinsurance premiums, net of premiums payable to reinsurers, and by a reduction in accrued taxes and other payables. The increase in the respective reinsurance balances is due primarily to the increase in ceded written premiums in the first quarter of 2000 in comparison to the fourth quarter of 1999. In the first quarter of 1999, the Company used $4.7 million in cash from operations due primarily to increases in premiums receivable and reinsurance recoverables, less an increase in unpaid losses and loss adjustment expenses, which generally correspond to the increase in written premiums in the 1999 quarter and to the purchase of additional reinsurance coverages in 1998.

YEAR 2000 READINESS DISCLOSURES

     The Company began work in 1995 to prepare its financial, information and other computer-based systems for the year 2000, including updating existing legacy systems, and such work was completed prior to the end of 1999.
Through the first four months of the year 2000, the Company had not experienced any significant problems or disruptions related to year 2000 problems. The Company is currently not aware of any significant disruptions experienced by its customers, vendors and service providers that would materially affect their ability to do business with the Company. While it is possible that certain year 2000 problems may exist but have not yet materialized, the Company does not currently expect any year 2000 problems to be encountered in the future that would have a material adverse effect on the operating results of the Company.

     The Company continues to study the complex issues related to insurance coverage for losses arising from the myriad potential fact situations connected with year 2000 problems and NAICO's liability to its insureds.
The Company believes that the coverages NAICO provides do not extend to the types of losses which are most likely to occur as a result of year 2000 problems. No claims for year 2000 problems have been reported to NAICO and NAICO has made no provisions for loss reserves based on potential year 2000 problems. It is possible that future court interpretations of policy language based on specific facts, or legislation mandating coverage, could result in coverage for losses attributable to year 2000 problems. Such decisions or legislation could have a material adverse impact on the Company. It is also possible that NAICO may incur expenses defending claims for which it is ultimately determined there is no insurance coverage.

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

Item 2.  Changes in Securities
         ---------------------

         Omitted

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Omitted

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Omitted

Item 5.  Other Information
         -----------------

         At its March 7, 2000 board meeting, the Company's board of directors voted to increase its total membership from 7 to 8 and appointed W. Scott Martin to serve as a director.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2000                      CHANDLER (U.S.A.), INC.

                                       By: /s/ W. Brent LaGere
                                          ------------------------------------
                                          W. Brent LaGere
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                       By /s/ Mark C. Hart
                                          ------------------------------------
                                          Mark C. Hart
                                          Vice President - Finance & Treasurer
                                          (Principal Accounting Officer)