Form 10-Q
period 2000-06-30
CHANDLER USA INC
filed 2000-08-09
CIK 1083750

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

                    For the Quarterly Period Ended June 30, 2000

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

     The number of common shares, $1.00 par value, of the registrant outstanding on July 31, 2000 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.

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

                                                                       PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------
Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999......1

Consolidated Statements of Operations for the three months
     ended June 30, 2000 and 1999..........................................2

Consolidated Statements of Operations for the six months
     ended June 30, 2000 and 1999..........................................3

Consolidated Statements of Comprehensive Income for the three months ended June 30, 2000 and 1999...................................4

Consolidated Statements of Comprehensive Income for the six
     months ended June 30, 2000 and 1999...................................5

Consolidated Statements of Cash Flows for the six months
     ended June 30, 2000 and 1999..........................................6

Notes to Interim Consolidated Financial Statements.........................7

ITEM 2
------
Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................11


PART II - OTHER INFORMATION
---------------------------
Item 1     Legal Proceedings..............................................16

Item 2     Changes in Securities..........................................16

Item 3     Defaults Upon Senior Securities................................16

Item 4     Submission of Matters to a Vote of Security Holders............16

Item 5     Other Information..............................................16

Item 6     Exhibits and Reports on Form 8-K...............................16

Signatures................................................................17

                             CHANDLER (U.S.A.), INC.
                           Consolidated Balance Sheets
                   (Amounts in thousands except share amounts)

                                                                    June 30,    December 31,
                                                                      2000          1999
                                                                  ------------  ------------
ASSETS                                                            (Unaudited)
Investments
  Fixed maturities available for sale, at fair value
    Restricted ...................................................$     5,656   $     6,826
    Unrestricted .................................................     78,745        80,410
  Fixed maturities held to maturity, at amortized cost
    Restricted (fair value $179 and $176 in 2000
      and 1999, respectively) ....................................        171           169
    Unrestricted (fair value $895 and $863 in 2000
      and 1999, respectively) ....................................        849           815
  Equity securities available for sale, at fair value.............        306           306
                                                                  ------------  ------------
    Total investments ............................................     85,727        88,526
Cash and cash equivalents ........................................      4,027         5,140
Premiums receivable, less allowance for non-collection
  of $409 and $263 at 2000 and 1999, respectively ................     35,447        47,717
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $275 at 2000 and 1999 ........................      7,170         3,281
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $355 and $302 at 2000 and 1999, respectively..     40,273        37,540
Reinsurance recoverable on unpaid losses from related parties.....     12,257         9,542
Prepaid reinsurance premiums .....................................     22,233        19,960
Prepaid reinsurance premiums to related parties ..................     12,757         9,604
Deferred policy acquisition costs ................................      2,442         3,134
Property and equipment, net ......................................     12,607        10,719
Licenses, net ....................................................      3,969         4,044
Excess of cost over net assets acquired, net .....................      3,632         3,956
Other assets .....................................................     15,833        13,673
                                                                  ------------  ------------
Total assets .....................................................$   258,374   $   256,836
                                                                  ============  ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses .....................$   102,077   $    98,460
  Unearned premiums ..............................................     68,994        67,769
  Policyholder deposits ..........................................      5,307         5,135
  Accrued taxes and other payables ...............................      6,519         6,544
  Premiums payable ...............................................      6,942         7,313
  Premiums payable to related parties ............................        103           343
  Amounts due to affiliate .......................................        463           533
  Debentures .....................................................     24,000        24,000
                                                                  ------------  ------------
    Total liabilities ............................................    214,405       210,097
                                                                  ------------  ------------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares
    authorized; 2,484 shares issued and outstanding ..............          2             2
  Paid-in surplus ................................................     60,584        60,584
  Accumulated deficit ............................................    (15,041)      (12,127)
  Accumulated other comprehensive loss:
    Unrealized loss on investments available for sale,
      net of deferred income taxes ...............................     (1,576)       (1,720)
                                                                  ------------  ------------
    Total shareholder's equity ...................................     43,969        46,739
                                                                  ------------  ------------
Total liabilities and shareholder's equity .......................$   258,374   $   256,836
                                                                  ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                       PAGE 2
                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                            For the three months
                                                               ended June 30,
                                                          ------------------------
                                                             2000          1999
                                                          ----------    ----------
Premiums and other revenues
  Direct premiums written and assumed ....................$  46,798     $  39,684
  Reinsurance premiums ceded .............................  (15,457)      (17,474)
  Reinsurance premiums ceded to related parties ..........   (9,036)       (5,324)
                                                          ----------    ----------
    Net premiums written and assumed .....................   22,305        16,886
  Increase in unearned premiums ..........................     (915)       (1,231)
                                                          ----------    ----------
    Net premiums earned ..................................   21,390        15,655

Interest income, net .....................................      972           987
Commissions, fees and other income .......................      315           357
                                                          ----------    ----------
    Total premiums and other revenues ....................   22,677        16,999
                                                          ----------    ----------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $4,585 and $2,614 in
    2000 and 1999, respectively ..........................   16,648        12,047
  Policy acquisition costs, net of ceding commissions
    received from related parties of $3,155 and $1,922 in
    2000 and 1999, respectively ..........................    4,875         4,479
  General and administrative expenses ....................    2,795         2,639
  Interest expense .......................................      562           204
  Litigation expenses, net ...............................       17           (12)
                                                          ----------    ----------
    Total operating costs and expenses ...................   24,897        19,357
                                                          ----------    ----------
Loss before income taxes .................................   (2,220)       (2,358)
Federal income tax benefit ...............................      699           739
                                                          ----------    ----------
Net loss .................................................$  (1,521)    $  (1,619)
                                                          ==========    ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                             For the six months
                                                               ended June 30,
                                                          ------------------------
                                                             2000          1999
                                                          ----------    ----------
Premiums and other revenues
  Direct premiums written and assumed ....................$  91,919     $  74,782
  Reinsurance premiums ceded .............................  (33,771)      (31,527)
  Reinsurance premiums ceded to related parties ..........  (20,044)       (9,887)
                                                          ----------    ----------
    Net premiums written and assumed .....................   38,104        33,368
  Decrease (increase) in unearned premiums ...............    4,201        (1,317)
                                                          ----------    ----------
    Net premiums earned ..................................   42,305        32,051

Interest income, net .....................................    2,092         2,031
Realized investment gains, net ...........................        -            52
Commissions, fees and other income .......................      665           722
                                                          ----------    ----------
    Total premiums and other revenues ....................   45,062        34,856
                                                          ----------    ----------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $9,612 and $5,545 in
    2000 and 1999, respectively ..........................   32,401        22,568
  Policy acquisition costs, net of ceding commissions
    received from related parties of $6,945 and $3,558 in
    2000 and 1999, respectively ..........................    9,702         7,844
  General and administrative expenses ....................    6,012         5,299
  Interest expense .......................................    1,124           420
  Litigation expenses, net ...............................       25            45
                                                          ----------    ----------
    Total operating costs and expenses ...................   49,264        36,176
                                                          ----------    ----------
Loss before income taxes .................................   (4,202)       (1,320)
Federal income tax benefit ...............................    1,288           317
                                                          ----------    ----------
Net loss .................................................$  (2,914)    $  (1,003)
                                                          ==========    ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)

                                                                 For the three months
                                                                    ended June 30,
                                                               ------------------------
                                                                  2000          1999
                                                               ----------    ----------

Net loss ......................................................$  (1,521)    $  (1,619)
                                                               ----------    ----------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ...      231        (1,376)
                                                               ----------    ----------
Other comprehensive income (loss), before income tax ..........      231        (1,376)
Income tax benefit (provision) related to items of other
  comprehensive income (loss) .................................      (78)          468
                                                               ----------    ----------
Other comprehensive income (loss), net of income tax ..........      153          (908)
                                                               ----------    ----------
Comprehensive loss. ...........................................$  (1,368)    $  (2,527)
                                                               ==========    ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)

                                                                 For the six months
                                                                    ended June 30,
                                                               ------------------------
                                                                  2000          1999
                                                               ----------    ----------

Net loss ......................................................$  (2,914)    $  (1,003)
                                                               ----------    ----------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ...      218        (2,546)
    Less:  reclassification adjustment for gains
      included in net loss ....................................        -           (52)
                                                               ----------    ----------
Other comprehensive income (loss), before income tax ..........      218        (2,598)
Income tax benefit (provision) related to items of other
  comprehensive income (loss) .................................      (74)          883
                                                               ----------    ----------
Other comprehensive income (loss), net of income tax ..........      144        (1,715)
                                                               ----------    ----------
Comprehensive loss. ...........................................$  (2,770)    $  (2,718)
                                                               ==========    ==========


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                         For the six months
                                                                           ended June 30,
                                                                      ------------------------
                                                                         2000          1999
                                                                      ----------    ----------
OPERATING ACTIVITIES:
Net loss .............................................................$  (2,914)    $  (1,003)
  Add (deduct):
  Adjustments to reconcile net loss to cash
    applied to operating activities:
    Realized investment gains, net ...................................        -           (52)
    Net losses on sale of property and equipment .....................        3             6
    Amortization and depreciation ....................................    1,114         1,063
    Provision for non-collection of premiums .........................       75            96
    Net change in non-cash balances relating to operating activities:
      Premiums receivable ............................................   12,195        (4,955)
      Reinsurance recoverable on paid losses .........................   (3,882)          591
      Reinsurance recoverable on unpaid losses .......................   (2,740)      (18,095)
      Reinsurance recoverable on unpaid losses from related parties ..   (2,715)        1,356
      Prepaid reinsurance premiums ...................................   (2,273)         (889)
      Prepaid reinsurance premiums to related parties ................   (3,153)         (282)
      Deferred policy acquisition costs ..............................      692             -
      Other assets ...................................................   (2,290)       (1,250)
      Unpaid losses and loss adjustment expenses .....................    3,617        14,511
      Unearned premiums ..............................................    1,225         2,488
      Policyholder deposits ..........................................      172           285
      Accrued taxes and other payables ...............................      (25)          383
      Premiums payable ...............................................     (371)           91
      Premiums payable to related parties ............................     (240)         (986)
                                                                      ----------    ----------
    Cash applied to operating activities .............................   (1,510)       (6,642)
                                                                      ----------    ----------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ........................................................   (9,262)       (4,044)
    Sales ............................................................        -         3,048
    Maturities .......................................................   12,147         2,155
  Cost of property and equipment purchased ...........................   (2,436)         (868)
  Proceeds from sale of property and equipment .......................       18            73
                                                                      ----------    ----------
    Cash provided by investing activities ............................      467           364
                                                                      ----------    ----------
FINANCING ACTIVITIES
  Payments on notes payable ..........................................        -          (959)
  Proceeds from borrowing from affiliate .............................      714         3,280
  Payments on borrowing from affiliate ...............................     (784)       (1,263)
                                                                      ----------    ----------
    Cash provided by (applied to) financing activities ...............      (70)        1,058
                                                                      ----------    ----------
Decrease in cash and cash equivalents during the period ..............   (1,113)       (5,220)
Cash and cash equivalents at beginning of period .....................    5,140         9,304
                                                                      ----------    ----------
Cash and cash equivalents at end of period ...........................$   4,027     $   4,084
                                                                      ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year.

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

     Chandler USA is wholly owned by Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") which in turn is wholly owned by Chandler Insurance Company, Ltd. ("Chandler Insurance"), a Cayman Islands company.

NOTE 2.  LITIGATION

CENTRA LITIGATION

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

     In 1997, NAICO learned that several CenTra affiliates had filed two lawsuits against NAICO, NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity"), a wholly owned subsidiary of Chandler Insurance, and certain NAICO officers asserting some of the same claims made and tried in the Oklahoma lawsuit described previously. Those claims were purportedly prosecuted by CenTra on its own behalf and on behalf of its subsidiaries and were based upon alleged wrongful cancellation of their insurance policies by NAICO and NAICO Indemnity. The Oklahoma Court entered a judgment against CenTra on these claims. NAICO and NAICO Indemnity contend that the Oklahoma Court's adjudication is conclusive as to all claims. The lawsuits have been consolidated and have been assigned to the same judge who presided over the action in the Oklahoma Court. Dispositive motions filed by NAICO, NAICO Indemnity and the other defendants are currently under consideration by the Oklahoma Court.

     In the CenTra litigation, certain officers and directors of Chandler USA and Chandler Insurance were named as defendants. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. Chandler Barbados has paid expenses on behalf of these officers and directors totaling approximately $2.3 million as of June 30, 2000. A portion of these expenses relate to claims which have been dismissed or which were decided in favor of the officers and directors. These expenses together with certain other expenses may be recovered from Chandler Insurance's director and officer liability insurance policy (the "D&O Insurer"). As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance is included in other assets in Chandler Barbados' and Chandler USA's balance sheets. Chandler Insurance and its subsidiaries are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. Chandler Insurance is negotiating with the insurer for payment of the policy balance. Chandler Insurance and its subsidiaries could recover the remaining policy limits or could compromise their claim, and could incur significant costs in either case.

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

GOING PRIVATE LITIGATION

     On June 1, 2000, Brent LaGere, Chairman and CEO of Chandler Insurance, announced a plan led by senior company management and key stockholders of Chandler Insurance which would result in Chandler Insurance becoming privately held. At a regularly scheduled meeting of Chandler Insurance's board of directors held on June 5, 2000, Robert L. Rice, James M. Jacoby and Paul A. Maestri were appointed as a special committee of the board for the purpose of considering the concept and fairness of the announced plan.
On June 30, 2000, the Company announced that three civil lawsuits were filed against Chandler Insurance, Chandler USA and all of Chandler Insurance's directors on June 5 and 6, 2000. The suits allege that the plans announced on June 1, 2000 to take Chandler Insurance private are detrimental to the public shareholders. The suits also request that they be certified as class actions and that the court enter a temporary restraining order to prevent completion of the announced plan. The suits also allege that all defendants have breached and are breaching fiduciary duties owed to the plaintiffs and other shareholders. Neither the Company nor Chandler Insurance have responded to these lawsuits but plan to file timely responses denying the allegations. On June 12, 2000, CenTra made similar allegations in an already pending lawsuit in the Nebraska Court involving a court-ordered divestiture of Chandler Insurance's shares owned by CenTra. CenTra requested that the court enjoin and restrain Mr. LaGere and others from completing the announced plans. On July 20, 2000, the Nebraska Court denied CenTra's request. On June 27, 2000, CenTra filed a similar request in an already pending case in the Oklahoma Court. Chandler Insurance has responded, but the Oklahoma Court has not ruled.

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

NOTE 4.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three and six month periods ended June 30, 2000 and 1999:

                                                  Property
                                                    and        All    Intersegment  Reported
                                         Agency   casualty    Other   eliminations  balances
                                       --------- ---------- --------- ------------ ----------
                                                         (In thousands)
THREE MONTHS ENDED JUNE 30, 2000
Revenues from external customers (1)...$    298  $  21,407  $      -  $         -  $  21,705
Intersegment revenues..................   1,616         73         -       (1,689)         -
Segment profit (loss) before
  income taxes (2).....................     (77)    (1,963)     (180)           -     (2,220)

THREE MONTHS ENDED JUNE 30, 1999
Revenues from external customers (1)...$    356  $  15,656  $      -  $         -  $  16,012
Intersegment revenues..................   1,672         71         -       (1,743)         -
Segment profit (loss) before
  income taxes (2).....................       7     (2,215)     (150)           -     (2,358)

SIX MONTHS ENDED JUNE 30, 2000
Revenues from external customers (1)...$    612  $  42,358  $      -  $         -  $  42,970
Intersegment revenues..................   3,408        110         -       (3,518)         -
Segment profit (loss) before
  income taxes (2).....................    (333)    (3,519)     (350)           -     (4,202)
Segment assets.........................   5,439    262,826         -       (9,891)   258,374

SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers (1)...$    707  $  32,066  $      -  $         -  $  32,773
Intersegment revenues..................   3,325        121         -       (3,446)         -
Segment profit (loss) before
  income taxes (2).....................    (105)      (846)     (369)           -     (1,320)
Segment assets.........................   5,045    241,911         -       (8,493)   238,463

---------------------------------------
(1)  Consists of net premiums earned and commissions, fees and other income.

(2)  Includes net realized investment gains.


     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          --------------------------- --------------------------
                                              2000           1999         2000          1999
                                          ------------   ------------ ------------  ------------
                                                               (In thousands)
INSURANCE PROGRAM
------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ...........$    15,612    $     8,460  $    30,309   $    17,233
Political subdivisions ...................      3,187          2,962        6,524         6,004
Surety bonds .............................      1,639          1,976        3,504         4,320
Group accident and health ................        810          2,293        1,756         4,579
Other ....................................        142            (36)         212           (85)
                                          ------------   ------------ ------------  ------------
                                          $    21,390    $    15,655  $    42,305   $    32,051
                                          ============   ============ ============  ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ...........$    12,452    $     6,595  $    23,379   $    13,476
Political subdivisions ...................      2,803          4,084        5,649         6,457
Surety bonds .............................        379           (166)         806           139
Group accident and health ................      1,140          1,929        2,822         3,485
Other ....................................       (126)          (395)        (255)         (989)
                                          ------------   ------------ ------------  ------------
                                          $    16,648    $    12,047  $    32,401   $    22,568
                                          ============   ============ ============  ============

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-Q Report, as well as statements made by Chandler (U.S.A.), Inc. ("Chandler USA" or the "Company") in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things,
(i) general economic and business conditions; (ii) interest rate changes;
(iii) competition and regulatory environment in which the Company operates;
(iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; (vii) the ability of the Company to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii)
NAICO's ability to maintain favorable insurance company ratings; and
(ix) other factors including the ongoing litigation matters involving a significant concentration of ownership of the Company's indirect parent's common stock.

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and six month periods ended June 30, 2000 and 1999:

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
THREE MONTHS ENDED JUNE 30,               2000           1999           2000          1999
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    33,887    $    24,004    $    15,612   $     8,460
Political subdivisions .............        8,527          7,314          3,187         2,962
Surety bonds .......................        3,313          3,399          1,639         1,976
Group accident and health ..........          858          2,576            810         2,293
Other ..............................          154             28            142           (36)
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    46,739    $    37,321    $    21,390   $    15,655
                                      ============   ============   ============  ============

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
SIX MONTHS ENDED JUNE 30,                 2000           1999           2000          1999
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    64,594    $    45,639    $    30,309   $    17,233
Political subdivisions .............       16,679         14,495          6,524         6,004
Surety bonds .......................        7,322          6,953          3,504         4,320
Group accident and health ..........        1,860          5,171          1,756         4,579
Other ..............................          238             36            212           (85)
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    90,693    $    72,294    $    42,305   $    32,051
                                      ============   ============   ============  ============

     Gross premiums earned, before reductions for premiums ceded to reinsurers, increased $9.4 million or 25% in the second quarter of 2000 compared to the second quarter of 1999. Gross premiums earned for the first six months of 2000 increased $18.4 million or 25% compared to the first six months of 1999. The increases are primarily attributable to increased written premium production in Texas and Oklahoma. Net premiums earned increased $5.7 million or 37% in the second quarter of 2000 compared to the second quarter of 1999, and increased $10.3 million or 32% for the six months ended June 30, 2000 compared to the 1999 period. The increase in net premiums earned was due to the increase in written premium production, and to an increase in the amount of risk retained in the 2000 periods for the Company's workers compensation line of business.

     Gross premiums earned in the standard property and casualty program increased $9.9 million or 41% in the second quarter of 2000 compared to the second quarter of 1999, and increased $19.0 million or 42% for the six months ended June 30, 2000 compared to the 1999 period. The increases are primarily attributable to increased written premium production in Texas along with rate increases. Net premiums earned in the standard property and casualty program increased $7.2 million or 85% in the second quarter of 2000 compared to the second quarter of 1999, and increased $13.1 million or 76% for the six months ended June 30, 2000 compared to the 1999 period. The increase in net premiums earned was due to the increase in written premium production, and to the increase in the amount of risk retained for the workers compensation portion of the program along with rate increases.

     Gross premiums earned in the political subdivisions program increased $1.2 million or 17% in the second quarter of 2000 compared to the second quarter of 1999, and increased $2.2 million or 15% for the six months ended June 30, 2000 compared to the 1999 period. The increases are primarily attributable to increased written premium production resulting from new business as well as rate increases in the school districts portion of the program in Oklahoma. Net premiums earned in the political subdivisions program increased $225,000 or 8% in the second quarter of 2000 compared to the second quarter of 1999, and increased $520,000 or 9% for the six months ended June 30, 2000 compared to the 1999 period.

                                                                       PAGE 13
     Gross premiums earned in the surety bond program decreased $86,000 or 2.5% in the second quarter of 2000 compared to the second quarter of 1999, and increased $369,000 or 5.3% for the six months ended June 30, 2000 compared to the 1999 period. Approximately $140,000 and $769,000 of the gross premiums earned in the second quarter and first six months of 2000, respectively, relates to a new program that is 100% reinsured by an unaffiliated reinsurer. Excluding this new program, gross premiums earned decreased $226,000 and $400,000 in the second quarter and first six months of 2000, respectively, compared to the corresponding 1999 periods. Net premiums earned in the surety bond program were $1.6 million and $2.0 million in the second quarter of 2000 and 1999, respectively, and were $3.5 million and $4.3 million for the six month periods ended June 30, 2000 and 1999, respectively.

     Gross premiums earned in the group accident and health program decreased $1.7 million or 67% in the second quarter of 2000 compared to the second quarter of 1999, and decreased $3.3 million or 64% for the six months ended June 30, 2000 compared to the 1999 period. Net premiums earned in this program decreased $1.5 million or 65% in the second quarter of 2000 compared to the second quarter of 1999, and decreased $2.8 million or 62% for the six months ended June 30, 2000 compared to the 1999 periods. NAICO discontinued writing new policies for the excess portion of the group accident and health program effective April 1, 1999. NAICO is continuing to monitor this program and will increase rates and may discontinue the program.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At June 30, 2000, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 4% invested in cash and money market instruments. The Company's portfolio contains no non-investment grade bonds or real estate investments.

     Net interest income decreased $15,000 or 2% in the second quarter of 2000 compared to the second quarter of 1999, and increased $61,000 or 3% for the six months ended June 30, 2000. The Company had no net realized investment gains or losses in the second quarter of 2000 and 1999, and had no net realized investment gains in the first six months of 2000 compared to $52,000 in the first six months of 1999.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income decreased $42,000 or 12% in the second quarter of 2000 compared to the second quarter of 1999, and decreased $57,000 or 8% for the six months ended June 30, 2000 compared to the 1999 period. The majority of the Company's income from commissions, fees and other income are from the Company's subsidiary LaGere & Walkingstick Insurance Agency, Inc. ("L&W").

     L&W's brokerage commissions and fees before intercompany eliminations were $1.9 million and $4.0 million in the second quarter and first six months of 2000, respectively, compared to $2.0 million and $4.0 million in the year ago periods. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 77.8% and 76.6% for the quarter and six months ended June 30, 2000, compared to 77.0% and 70.4% in the comparable 1999 periods. Weather-related losses from wind and hail totaled $1.2 million and $1.8 million for the second quarter and first six months of 2000, respectively, and increased the respective loss ratios by 5.6 and 4.2 percentage points. Weather-related losses totaled $2.8 million and $3.2 million for the second quarter and first six months of 1999, respectively, and increased the respective loss ratios by 17.7 and 10.0 percentage points. The 1999 periods included $1.9 million in weather-related losses which resulted from the tornadoes, strong winds and hail that caused significant damage in Oklahoma on May 3, 1999. The decrease in weather-related losses in the 2000 periods was largely offset by the adverse loss experience in the group accident and health program and higher than normal losses in the Company's surety bond program.

POLICY ACQUISITION COSTS

     Policy acquisition costs consist of costs associated with the acquisition of new and renewal business and generally include direct costs such as premium taxes, commissions to agents and ceding companies and premium-related assessments and indirect costs such as salaries and expenses of personnel who perform and support underwriting activities. NAICO also receives ceding commissions from the reinsurers who assume premiums from NAICO under certain reinsurance contracts and the ceding commissions are accounted for as a reduction of policy acquisition costs. Direct policy acquisition costs and ceding commissions are deferred and amortized over the terms of the policies. When the sum of anticipated losses, loss adjustment expenses and unamortized policy acquisition costs exceeds the related unearned premiums, including anticipated investment income, a provision for the indicated deficiency is recorded.

     The following table sets forth the Company's policy acquisition costs for each of the three and six month periods ended June 30, 2000 and 1999:

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                             ----------------------  ----------------------
                                                2000        1999        2000        1999
                                             ----------  ----------  ----------  ----------
                                                             (In thousands)
Commissions expense ........................ $   5,730   $   5,700   $  10,987   $  10,136
Other premium related assessments ..........       410         288         813         688
Premium taxes ..............................     1,240         941       2,215       1,367
Excise taxes ...............................        90          53         200          99
Dividends to policyholders .................       100          70         201         157
Other expense ..............................        30          55          72          85
                                             ----------  ----------  ----------  ----------
Total direct expenses ......................     7,600       7,107      14,488      12,532
Indirect underwriting expenses .............     3,975       3,970       8,053       7,794
Commissions received from reinsurers .......    (6,053)     (6,609)    (13,531)    (12,461)
Adjustment for deferred acquisition costs ..      (647)         11         692         (21)
                                             ----------  ----------  ----------  ----------
Net policy acquisition costs ............... $   4,875   $   4,479   $   9,702   $   7,844
                                             ==========  ==========  ==========  ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 24.7% and 24.5% for the second quarter and first six months of 2000, respectively, compared to 27.9% and 27.2% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 12.2% and 12.0% in the second quarter and the first six months of 2000, respectively, compared to 14.4% and 13.6% in the corresponding 1999 periods. Premium taxes increased $299,000 and $848,000 in the second quarter and six months ended June 30, 2000, respectively, over the corresponding 1999 periods due to the increase in written premiums and to a refund of $392,000 which was received in the first quarter of 1999 for premium taxes paid in a prior year.

     Indirect underwriting expenses were 8.5% and 8.8% of total direct written and assumed premiums in the second quarter and first six months of 2000, respectively, compared to 10.0% and 10.4% in the corresponding 1999 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 5.9% and 6.6% of gross premiums earned and commissions, fees and other income in the second quarter and first six months of 2000, respectively, compared to 7.0% and 7.3% for the corresponding 1999 periods. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

INTEREST EXPENSE

     Interest expense increased $358,000 or 175% in the second quarter of 2000 compared to the second quarter of 1999, and increased $704,000 or 168% for the first six months of 2000 compared to the 1999 period. The increase was primarily due to interest expense on the $24 million debenture offering which was completed on July 16, 1999 by Chandler USA.

LITIGATION AND LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving CenTra. Litigation expenses increased $29,000 or 242% in the second quarter of 2000 compared to the second quarter of 1999, and decreased $20,000 or 44% for the six months ended June 30, 2000 compared to the 1999 period. Increased or renewed activity could result in greater litigation expenses in 2000 or future years. See Note 2 to Interim Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2000, the Company used $1.5 million in cash from operations due primarily to the net loss in the first six months of 2000 and increases in reinsurance recoverables and prepaid reinsurance premiums less a decrease in premium receivables which was due to the collection of certain receivables totaling approximately $12.9 million in January of 2000 that were related to the rescission of two reinsurance treaties during the fourth quarter of 1999. The Company used $6.6 million in cash from operations during the first six months of 1999 due primarily to increases in premiums receivable and reinsurance recoverables, less an increase in unpaid losses, which generally resulted from the increase in written premiums in the 1999 period and to the purchase of additional reinsurance coverages in 1998.

REGULATION - NAICO REDOMESTICATION

     Effective May 19, 2000, NAICO transferred its domicile from Nebraska to Oklahoma. NAICO's executive and administrative offices have been located in Chandler, Oklahoma since its acquisition by the Company in January 1987. Approximately 48% and 42% of NAICO's written premiums during 1999 and the first six months of 2000, respectively, were in the state of Oklahoma. As an Oklahoma corporation, NAICO and any person controlling NAICO, directly or indirectly, are subject to the insurance laws of Oklahoma including laws concerning the change or acquisition of control and payment of shareholder and policyholder dividends by NAICO, which are similar to the insurance laws of Nebraska. See Regulation in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

YEAR 2000 READINESS DISCLOSURES

     Through the first six months of the year 2000, the Company has not experienced any significant problems or disruptions related to year 2000 problems. The Company is currently not aware of any significant disruptions experienced by its customers, vendors and service providers that would materially affect their ability to do business with the Company. While it is possible that certain year 2000 problems may exist but have not yet materialized, the Company does not currently expect any year 2000 problems to be encountered in the future that would have a material adverse effect on the operating results of the Company.

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

         Omitted

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The Company filed one current report on Form 8-K dated June 30, 2000 responding to Item 5 of Form 8-K.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 8, 2000             CHANDLER (U.S.A.), INC.


                                  By: /s/ W. Brent LaGere
                                      ----------------------------------------
                                      W. Brent LaGere
                                      Chairman of the Board, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

                                  By: /s/ Mark C. Hart
                                      ----------------------------------------
                                      Mark C. Hart
                                      Vice President - Finance & Treasurer
                                      (Principal Accounting Officer)