Form 10-Q
period 2000-09-30
CHANDLER USA INC
filed 2000-11-13
CIK 1083750

=============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                        ----------------------------------


                                    FORM 10-Q


             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---            SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended September 30, 2000

                                        OR


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---              SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from         to
                                               -------    -------

                         Commission File Number:  1-15135


                              CHANDLER (U.S.A.), INC.
             (Exact name of registrant as specified in its charter)


               OKLAHOMA                               73-1325906
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

          1010 MANVEL AVENUE                            74834
             CHANDLER, OK                             (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code:  405-258-0804

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

     The number of common shares, $1.00 par value, of the registrant outstanding on October 31, 2000 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler
Insurance Company, Ltd.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

=============================================================================

                                                                     PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------

Consolidated Balance Sheets as of September 30, 2000 and
  December 31, 1999 ......................................................1

Consolidated Statements of Operations for the three months
  ended September 30, 2000 and 1999.......................................2

Consolidated Statements of Operations for the nine months
  ended September 30, 2000 and 1999.......................................3

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2000 and 1999................................4

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2000 and 1999................................5

Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2000 and 1999.......................................6

Notes to Interim Consolidated Financial Statements........................7

ITEM 2
------

Management's Discussion and Analysis of Financial Condition and
  Results of Operations..................................................11


PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings.............................................16

Item 2     Changes in Securities.........................................16

Item 3     Defaults Upon Senior Securities...............................16

Item 4     Submission of Matters to a Vote of Security Holders...........16

Item 5     Other Information.............................................16

Item 6     Exhibits and Reports on Form 8-K..............................16

Signatures...............................................................17

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share amounts)

                                                                   September 30,  December 31,
                                                                       2000           1999
                                                                   -------------  ------------
                                                                    (Unaudited)
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted ................................................... $      5,450   $     6,826
    Unrestricted .................................................       82,247        80,410
  Fixed maturities held to maturity, at amortized cost
    Restricted (fair value $181 and $176 in 2000
      and 1999, respectively) ....................................          173           169
    Unrestricted (fair value $916 and $863 in 2000
      and 1999, respectively) ....................................          865           815
  Equity securities available for sale, at fair value....... .....          442           306
                                                                   -------------  ------------
    Total investments ............................................       89,177        88,526
Cash and cash equivalents ........................................        7,603         5,140
Premiums receivable, less allowance for non-collection
  of $463 and $263 at 2000 and 1999, respectively ................       44,012        47,717
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $275 at 2000 and 1999 ........................        2,363         3,281
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $355 and $302 at 2000 and 1999, respectively..       38,025        37,540
Reinsurance recoverable on unpaid losses from related parties.....       13,608         9,542
Prepaid reinsurance premiums .....................................       27,702        19,960
Prepaid reinsurance premiums to related parties ..................       14,849         9,604
Deferred policy acquisition costs ................................        2,343         3,134
Property and equipment, net ......................................       12,575        10,719
Licenses, net ....................................................        3,932         4,044
Excess of cost over net assets acquired, net .....................        3,296         3,956
Other assets .....................................................       15,754        13,673
                                                                   -------------  ------------
Total assets ..................................................... $    275,239   $   256,836
                                                                   =============  ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ..................... $     99,748   $    98,460
  Unearned premiums ..............................................       83,366        67,769
  Policyholder deposits ..........................................        5,329         5,135
  Accrued taxes and other payables ...............................        5,505         6,544
  Premiums payable ...............................................       11,583         7,313
  Premiums payable to related parties ............................          789           343
  Amounts due to affiliate .......................................          465           533
  Debentures .....................................................       24,000        24,000
                                                                   -------------  ------------
    Total liabilities ............................................      230,785       210,097
                                                                   -------------  ------------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares
    authorized; 2,484 shares issued and outstanding ..............            2             2
  Paid-in surplus ................................................       60,584        60,584
  Accumulated deficit ............................................      (15,257)      (12,127)
  Accumulated other comprehensive loss:
    Unrealized loss on investments available for sale,
      net of income tax ..........................................         (875)       (1,720)
                                                                   -------------  ------------
    Total shareholder's equity ...................................       44,454        46,739
                                                                   -------------  ------------
Total liabilities and shareholder's equity ....................... $    275,239   $   256,836
                                                                   =============  ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)
                              (Amounts in thousands)

                                                                      For the three months
                                                                       ended September 30,
                                                                   ---------------------------
                                                                       2000           1999
                                                                   -------------  ------------

Premiums and other revenues
  Direct premiums written and assumed ............................ $     65,258  $     50,203
  Reinsurance premiums ceded .....................................      (23,027)      (19,382)
  Reinsurance premiums ceded to related parties ..................      (12,065)       (6,951)
                                                                   -------------  ------------

    Net premiums written and assumed .............................       30,166        23,870
Increase in unearned premiums ....................................       (6,811)       (6,725)
                                                                   -------------  ------------

    Net premiums earned ..........................................       23,355        17,145

Interest income, net .............................................        1,062           897
Realized investment gains, net ...................................          142             5
Commissions, fees and other income ...............................          431           450
                                                                   -------------  ------------

    Total premiums and other revenues ............................       24,990        18,497
                                                                   -------------  ------------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $5,317 and $2,674 in
    2000 and 1999, respectively ..................................       16,722        13,780
  Policy acquisition costs, net of ceding commissions
    received from related parties of $4,207 and $2,374 in
    2000 and 1999, respectively ..................................        4,566         3,070
  General and administrative expenses ............................        3,253         2,799
  Interest expense ...............................................          565           507
  Litigation expenses, net .......................................           25            28
                                                                   -------------  ------------
    Total operating costs and expenses ...........................       25,131        20,184
                                                                   -------------  ------------
Loss before income taxes .........................................         (141)       (1,687)
Federal income tax benefit (provision) ...........................          (75)          513
                                                                   -------------  ------------
Net loss ......................................................... $       (216)  $    (1,174)
                                                                   =============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)
                              (Amounts in thousands)

                                                                      For the nine months
                                                                      ended September 30,
                                                                   ---------------------------
                                                                       2000           1999
                                                                   -------------  ------------

Premiums and other revenues
  Direct premiums written and assumed ............................ $    157,177   $   124,985
  Reinsurance premiums ceded .....................................      (56,798)      (50,909)
  Reinsurance premiums ceded to related parties ..................      (32,109)      (16,838)
                                                                   -------------  ------------

    Net premiums written and assumed .............................       68,270        57,238
  Increase in unearned premiums ..................................       (2,610)       (8,042)
                                                                   -------------  ------------
    Net premiums earned ..........................................       65,660        49,196

Interest income, net .............................................        3,154         2,928
Realized investment gains, net ...................................          142            57
Commissions, fees and other income ...............................        1,096         1,172
                                                                   -------------  ------------
    Total premiums and other revenues ............................       70,052        53,353
                                                                   -------------  ------------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $14,929 and $8,219 in
    2000 and 1999, respectively ..................................       49,123        36,348
  Policy acquisition costs, net of ceding commissions
    received from related parties of $11,152 and $5,932 in
    2000 and 1999, respectively ..................................       14,268        10,914
  General and administrative expenses ............................        9,265         8,098
  Interest expense ...............................................        1,689           927
  Litigation expenses, net .......................................           50            73
                                                                   -------------  ------------
    Total operating costs and expenses ...........................       74,395        56,360
                                                                   -------------  ------------
Loss before income taxes .........................................       (4,343)       (3,007)
Federal income tax benefit .......................................        1,213           830
                                                                   -------------  ------------
Net loss ......................................................... $     (3,130)  $    (2,177)
                                                                   =============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                      For the three months
                                                                       ended September 30,
                                                                   ---------------------------
                                                                       2000           1999
                                                                   -------------  ------------

Net loss ......................................................... $       (216)  $    (1,174)
                                                                   -------------  ------------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ......        1,204          (205)
    Less:  Reclassification adjustment for gains included
      in net loss ................................................         (142)           (5)
                                                                   -------------  ------------
Other comprehensive income (loss), before income tax .............        1,062          (210)
Income tax benefit (provision) related to items of other
  comprehensive income (loss) ....................................         (361)           72
                                                                   -------------  ------------
Other comprehensive income (loss), net of income tax .............          701          (138)
                                                                   -------------  ------------
Comprehensive income (loss) ...................................... $        485   $    (1,312)
                                                                   =============  ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                       For the nine months
                                                                          September 30,
                                                                   ---------------------------
                                                                       2000           1999
                                                                   -------------  ------------

Net loss ......................................................... $     (3,130)  $    (2,177)
                                                                   -------------  ------------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ......        1,422        (2,751)
    Less: Reclassification adjustment for gains
      included in net loss .......................................         (142)          (57)
                                                                   -------------  ------------
Other comprehensive income (loss), before income tax .............        1,280        (2,808)

Income tax benefit (provision) related to items of other
  comprehensive income (loss) ....................................         (435)          955
                                                                   -------------  ------------
Other comprehensive income (loss), net of income tax .............          845        (1,853)
                                                                   -------------  ------------
Comprehensive loss ............................................... $     (2,285)  $    (4,030)
                                                                   =============  ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)
                              (Amounts in thousands)

                                                                         For the nine months
                                                                         ended September 30,
                                                                       ----------------------
                                                                          2000        1999
                                                                       ----------  ----------
OPERATING ACTIVITIES
Net loss ............................................................. $  (3,130)  $  (2,177)
  Add (deduct):
  Adjustments to reconcile net loss to cash provided by
    operating activities:
    Realized investment gains, net ...................................      (142)        (57)
    Net losses on sale of property and equipment .....................         5           1
    Amortization and depreciation ....................................     1,856       1,643
    Provision for non-collection of premiums .........................       249         166
    Net change in non-cash balances relating to operating activities:
      Premiums receivable ............................................     3,456      (8,474)
      Reinsurance recoverable on paid losses .........................       903         351
      Reinsurance recoverable on unpaid losses .......................      (470)    (20,692)
      Reinsurance recoverable on unpaid losses from related parties...    (4,066)      2,262
      Prepaid reinsurance premiums ...................................    (7,742)     (4,731)
      Prepaid reinsurance premiums to related parties ................    (5,245)     (2,028)
      Deferred policy acquisition costs ..............................       791           -
      Other assets ...................................................    (2,600)     (1,185)
      Unpaid losses and loss adjustment expenses .....................     1,288      15,893
      Unearned premiums ..............................................    15,597      14,801
      Policyholder deposits ..........................................       194         756
      Accrued taxes and other payables ...............................    (1,039)        256
      Premiums payable ...............................................     4,270       4,499
      Premiums payable to related parties ............................       446      (1,021)
                                                                       ----------  ----------
    Cash provided by operating activities ............................     4,621         263
                                                                       ----------  ----------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ........................................................   (25,776)     (7,568)
    Sales ............................................................     7,142       4,159
    Maturities .......................................................    19,241       4,477
  Unrestricted fixed maturities held to maturity:
    Maturities .......................................................         -       1,000
  Cost of property and equipment purchased ...........................    (2,718)     (1,837)
  Proceeds from sale of property and equipment .......................        21          96
                                                                       ----------  ----------
    Cash provided by (applied to)  investing activities ..............    (2,090)        327
                                                                       ----------  ----------
FINANCING ACTIVITIES
  Proceeds from debentures ...........................................         -      24,000
  Payments on notes payable ..........................................         -      (9,410)
  Debt issue costs ...................................................         -      (1,692)
  Proceeds from borrowing from affiliate .............................       834       3,432
  Payments on borrowing from affiliate ...............................      (902)    (15,380)
                                                                       ----------  ----------
    Cash provided by (applied to) financing activities ...............       (68)        950
                                                                       ----------  ----------
Increase in cash and cash equivalents during the period ..............     2,463       1,540
Cash and cash equivalents at beginning of period .....................     5,140       9,304
                                                                       ----------  ----------
Cash and cash equivalents at end of period ........................... $   7,603   $  10,844
                                                                       ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year.

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

NOTE 2.  LITIGATION

CENTRA LITIGATION

     Chandler Insurance and certain of its subsidiaries and affiliates, including Chandler USA, have been involved in various matters of litigation with CenTra, Inc. ("CenTra") and certain of its affiliates, officers and directors (the "CenTra Group") since 1992. The CenTra Group has been a significant shareholder in Chandler Insurance owning 49.2% of Chandler Insurance's stock in July 1992. Three present or former executive officers of CenTra, Norman E. Harned, Ronald W. Lech and M. J. Moroun were directors of Chandler Insurance until November 1999. On April 22, 1997, the U.S. District Court in Oklahoma City, Oklahoma (the "Oklahoma Federal Court") entered judgments in that litigation. Various appeals were taken from those judgments, but the judgments were affirmed on appeal.

     On March 25, 1997, the U.S. District Court for the District of Nebraska ("Nebraska Court") ordered CenTra and certain of its affiliates to divest all Chandler Insurance shares owned by them. The CenTra defendants owned or controlled 3,133,450 Chandler Insurance shares. The Nebraska Court approved a divestiture plan submitted by NAICO (the "NAICO Plan") which called for Chandler Insurance to acquire and cancel the shares of Chandler Insurance stock owned by the CenTra Group. During December 1999, Chandler Insurance acquired 1,989,200 shares of its stock in exchange for payment of $15,204,758. These shares were canceled upon acquisition by Chandler Insurance. On November 1, 2000, the Nebraska Court ordered that all remaining shares owned by CenTra be transferred to Chandler Insurance by November 15, 2000 and that Chandler Insurance simultaneously pay $6,882,500 in exchange for the shares. Chandler Insurance previously recorded the return of the 1,142,625 shares as a decrease to shareholders' equity during 1997.

     In 1997, NAICO learned that several CenTra affiliates had filed two lawsuits against NAICO, NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity"), a wholly owned subsidiary of Chandler Insurance, and certain NAICO officers asserting some of the same claims made and tried in the Oklahoma lawsuit described previously. Those claims were purportedly prosecuted by CenTra on its own behalf and on behalf of its subsidiaries and were based upon alleged wrongful cancellation of their insurance policies by NAICO and NAICO Indemnity. The Oklahoma Federal Court entered a judgment against CenTra on these claims. NAICO and NAICO Indemnity contend that the Oklahoma Federal Court's adjudication is conclusive as to all claims. The lawsuits have been consolidated and have been assigned to the same judge who presided over the action in the Oklahoma Federal Court. Dispositive motions filed by NAICO, NAICO Indemnity and the other defendants are currently under consideration by the Oklahoma Federal Court.

     In the CenTra litigation, certain officers and directors of Chandler USA and Chandler Insurance were named as defendants. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. Chandler Barbados has paid expenses on behalf of these officers and directors totaling approximately $2.3 million as of September 30, 2000. Some of these expenses relate to claims decided adversely to the officers and directors and a portion of these expenses relate to claims which are pending, have been dismissed or which were decided in favor of the officers and directors. These expenses together with certain other expenses may be recovered from Chandler Insurance's director and officer liability insurance policy (the "D&O Insurer"). As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance is included in other assets in Chandler Barbados' and Chandler USA's balance sheets. Chandler Insurance and its subsidiaries are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. Chandler Insurance is negotiating with the insurer for payment of the policy balance. Chandler Insurance and its subsidiaries could recover the remaining policy limits or could compromise their claim, and could incur significant costs in either case.

     The ultimate outcome of the litigation described above could have a material adverse effect on Chandler USA and Chandler Insurance and could negatively impact future earnings. Chandler USA's management believes that adequate financial resources are available to pay the judgments as they currently exist or as they may be modified on appeal. As a holding company, Chandler USA may receive cash through equity sales, borrowings and dividends from its subsidiaries. Chandler Barbados and NAICO are subject to various regulations which restrict their ability to pay shareholder dividends. A reduction in the amount of invested assets, or an increase in borrowings resulting from potential payments of these judgments would reduce investment earnings or increase operating expenses in future periods.

     At the present time Chandler USA and its affiliates are actively participating in court proceedings and rights of appeal concerning these legal proceedings; therefore, Chandler USA and its affiliates are unable to predict the outcome of such litigation with certainty or the effect of such ongoing litigation on future operations. Chandler USA and its affiliates are also unable to predict the effect of the divestiture order on the rights, limitations or other regulation of ownership of the stock of any existing or prospective holders of Chandler Insurance's common stock, or the effect on the market price of Chandler Insurance's stock.

GOING PRIVATE LITIGATION

     On June 1, 2000, Brent LaGere, Chairman and CEO of Chandler Insurance, announced a plan led by senior company management and key stockholders of Chandler Insurance which would result in Chandler Insurance becoming privately held. At a regularly scheduled meeting of Chandler Insurance's board of directors held on June 5, 2000, Robert L. Rice, James M. Jacoby and Paul A. Maestri were appointed as a special committee of the board for the purpose of considering the concept and fairness of the announced plan. On June 30, 2000, the Company announced that three civil lawsuits were filed against Chandler Insurance, Chandler USA and all of Chandler Insurance's directors on June 5 and 6, 2000. The suits allege that the plans announced on June 1, 2000 to take Chandler Insurance private are detrimental to the public shareholders. The suits also request that they be certified as class actions and that the court enter a temporary restraining order to prevent completion of the announced plan. The suits also allege that all defendants have breached and are breaching fiduciary duties owed to the plaintiffs and other shareholders. All three suits have been consolidated into a single action pending before a State District Judge in Oklahoma City. The plaintiffs, who are represented by one law firm, have been granted leave to amend their claims and are expected to do so by November 13, 2000. The Company and Chandler Insurance will file a timely response and will vigorously defend the suit. On June 12, 2000, CenTra made similar allegations in an already pending lawsuit in the Nebraska Court involving a court-ordered divestiture of Chandler Insurance's shares owned by CenTra. CenTra requested that the court enjoin and restrain Mr. LaGere and others from completing the announced plans. On July 20, 2000, the Nebraska Court denied CenTra's request. On June 27, 2000, CenTra filed a similar request in an already pending case in the Oklahoma Federal Court. Chandler Insurance has responded, but the Oklahoma Federal Court has not ruled.

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

NOTE 4.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three and nine month periods ended September 30, 2000 and 1999:

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

THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers (1)... $    399  $  23,387  $      -  $         -  $  23,786
Intersegment revenues..................    2,917         44         -       (2,961)         -
Segment profit (loss) before
  income taxes (2).....................       (5)       223      (359)           -       (141)

THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers (1)... $    441  $  17,154  $      -  $         -  $  17,595
Intersegment revenues..................    2,720         35         -       (2,755)         -
Segment profit (loss) before
  income taxes (2).....................      106     (1,603)     (190)           -     (1,687)

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers (1)... $  1,011  $  65,745  $      -  $         -  $  66,756
Intersegment revenues..................    6,325        155         -       (6,480)         -
Segment profit (loss) before
  income taxes (2).....................     (338)    (3,296)     (709)           -     (4,343)
Segment assets.........................    6,636    279,641         -      (11,038)   275,239

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers (1)... $  1,148  $  49,220  $      -  $         -  $  50,368
Intersegment revenues..................    6,046        156         -       (6,202)         -
Segment profit (loss) before
  income taxes (2).....................        1     (2,449)     (559)           -     (3,007)
Segment assets.........................    6,127    261,492         -      (10,473)   257,146

---------------------------------------
(1)  Consists of net premiums earned and commissions, fees and other income.

(2)  Includes net realized investment gains.


     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                           -----------------------  -----------------------
                                              2000         1999        2000         1999
                                           ----------   ----------  ----------   ----------
                                                          (In thousands)
INSURANCE PROGRAM
------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ........... $  17,950    $  10,120   $  48,258    $  27,353
Political subdivisions ...................     3,228        3,132       9,752        9,135
Surety bonds .............................     1,446        1,828       4,951        6,148
Group accident and health ................       762        2,040       2,519        6,620
Other ....................................       (31)          25         180          (60)
                                           ----------   ----------  ----------   ----------
                                           $  23,355    $  17,145   $  65,660    $  49,196
                                           ==========   ==========  ==========   ==========
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ........... $  12,885    $   8,104   $  36,264    $  21,579
Political subdivisions ...................     2,478        3,728       8,127       10,185
Surety bonds .............................       335           (6)      1,141          133
Group accident and health ................     1,065        2,047       3,887        5,532
Other ....................................       (41)         (93)       (296)      (1,081)
                                           ----------   ----------  ----------   ----------
                                           $  16,722    $  13,780   $  49,123    $  36,348
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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and nine month periods ended September 30, 2000 and 1999:

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
THREE MONTHS ENDED SEPTEMBER 30,          2000           1999           2000          1999
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    37,913    $    24,536    $    17,950   $    10,120
Political subdivisions .............        8,760          7,669          3,228         3,132
Surety bonds .......................        3,405          3,430          1,446         1,828
Group accident and health ..........          828          2,218            762         2,040
Other ..............................          (20)            37            (31)           25
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    50,886    $    37,890    $    23,355   $    17,145
                                      ============   ============   ============  ============

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
NINE MONTHS ENDED SEPTEMBER 30,           2000           1999           2000          1999
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $   102,507    $    70,175    $    48,258   $    27,353
Political subdivisions .............       25,439         22,164          9,752         9,135
Surety bonds .......................       10,727         10,384          4,951         6,148
Group accident and health ..........        2,688          7,389          2,519         6,620
Other ..............................          218             72            180           (60)
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $   141,579    $   110,184    $    65,660   $    49,196
                                      ============   ============   ============  ============


     Gross premiums earned, before reductions for premiums ceded to reinsurers, increased $13.0 million or 34% in the third quarter of 2000 compared to the third quarter of 1999. Gross premiums earned for the first nine months of 2000 increased $31.4 million or 28% compared to the first nine months of 1999. The increases are primarily attributable to increases in premium rates and premium production in Texas and Oklahoma. Net premiums earned increased $6.2 million or 36% in the third quarter of 2000 compared to the third quarter of 1999, and increased $16.5 million or 33% for the nine months ended September 30, 2000 compared to the 1999 period. The increase in net premiums earned was due to the increases in premium rates and premium production, and to an increase in the amount of risk retained in the 2000 periods for the Company's workers compensation line of business.

     Gross premiums earned in the standard property and casualty program increased $13.4 million or 55% in the third quarter of 2000 compared to the third quarter of 1999, and increased $32.3 million or 46% for the nine months ended September 30, 2000 compared to the 1999 period. The increases are primarily attributable to increases in premium rates and premium production. Net premiums earned in the standard property and casualty program increased $7.8 million or 77% in the third quarter of 2000 compared to the third quarter of 1999, and increased $20.9 million or 76% for the nine months ended September 30, 2000 compared to the 1999 period. The increase in net premiums earned was due to the increases in premium rates and premium production, and to the increase in the amount of risk retained for the workers compensation portion of the program.

     Gross premiums earned in the political subdivisions program increased $1.1 million or 14% in the third quarter of 2000 compared to the third quarter of 1999, and increased $3.3 million or 15% for the nine months ended September 30, 2000 compared to the 1999 period. The increases are primarily attributable to rate increases in the school districts portion of the program. Net premiums earned in the political subdivisions program increased $96,000 or 3% in the third quarter of 2000 compared to the third quarter of 1999, and increased $617,000 or 7% for the nine months ended September 30, 2000 compared to the 1999 period.

     Gross premiums earned in the surety bond program decreased $25,000 or 1% in the third quarter of 2000 compared to the third quarter of 1999, and increased $343,000 or 3% for the nine months ended September 30, 2000 compared to the 1999 period. Approximately $227,000 and $995,000 of the gross premiums earned in the third quarter and first nine months of 2000, respectively, relates to a new program that is 100% reinsured by an unaffiliated reinsurer. Excluding this new program, gross premiums earned decreased $252,000 and $652,000 in the third quarter and first nine months of 2000, respectively, compared to the corresponding 1999 periods. Net premiums earned in the surety bond program decreased $382,000 or 21% in the third quarter of 2000 compared to the third quarter of 1999, and decreased $1.2 million or 19% for the nine months ended September 30, 2000 compared to the 1999 period.

     Gross premiums earned in the group accident and health program decreased $1.4 million or 63% in the third quarter of 2000 compared to the third quarter of 1999, and decreased $4.7 million or 64% for the nine months ended September 30, 2000 compared to the 1999 period. Net premiums earned in this program decreased $1.3 million or 63% in the third quarter of 2000 compared to the third quarter of 1999, and decreased $4.1 million or 62% for the nine months ended September 30, 2000 compared to the 1999 periods. NAICO plans to discontinue this program during the first quarter of 2001.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At September 30, 2000, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 8% invested in cash and money market instruments. The Company's portfolio contains no non-investment grade bonds or real estate investments.

     Net interest income increased $165,000 or 18% in the third quarter of 2000 compared to the third quarter of 1999, and increased $226,000 or 8% for the nine months ended September 30, 2000. The increase in net interest income is due primarily to an increase in average invested assets and an increase in the average net yield on the portfolio. The average annualized net yield, excluding net realized investment gains, for the three months ended September 30, 2000 and 1999 was 4.5% and 4.0%, respectively. For the nine months ended September 30, 2000 and 1999, the average annualized net yield was 4.4% and 4.3%, respectively. The Company had net realized investment gains of $142,000 and $5,000 in the third quarter of 2000 and 1999, respectively, and had net realized investment gains in the first nine months of 2000 of $142,000 compared to $57,000 in the first nine months of 1999.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income decreased $19,000 or 4% in the third quarter of 2000 compared to the third quarter of 1999, and decreased $76,000 or 6% for the nine months ended September 30, 2000 compared to the 1999 period. The majority of the Company's income from commissions, fees and other income are from the Company's subsidiary LaGere & Walkingstick Insurance Agency, Inc. ("L&W").

     L&W's brokerage commissions and fees before intercompany eliminations were $3.3 million and $7.3 million in the third quarter and first nine months of 2000, respectively, compared to $3.2 million and $7.2 million in the year ago periods. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 71.6% and 74.8% for the quarter and nine months ended September 30, 2000, compared to 80.4% and 73.9% in the comparable 1999 periods. Weather-related losses from wind and hail totaled $579,000 and $2.4 million for the third quarter and first nine months of 2000, respectively, and increased the respective loss ratios by 2.5 and 3.6 percentage points. Weather-related losses totaled $803,000 and $4.0 million for the third quarter and first nine months of 1999, respectively, and increased the respective loss ratios by 4.7 and 8.2 percentage points. The nine month period ending September 30, 1999 included $1.8 million in weather-related losses which resulted from the tornadoes, strong winds and hail that caused significant damage in Oklahoma on May 3, 1999. The decrease in weather-related losses in the 2000 periods was largely offset by adverse loss experience in the group accident and health program and higher than normal losses in the Company's surety bond program.

                                                                     PAGE 14
POLICY ACQUISITION COSTS

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

     The following table sets forth the Company's policy acquisition costs for each of the three and nine month periods ended September 30, 2000 and 1999:

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                             ----------------------  ----------------------
                                                2000        1999        2000        1999
                                             ----------  ----------  ----------  ----------
                                                             (In thousands)
Commissions expense ........................ $   6,840   $   4,804   $  17,828   $  14,940
Other premium related assessments ..........       334         378       1,147       1,065
Premium taxes ..............................     1,101         814       3,316       2,181
Excise taxes ...............................       121          70         321         169
Dividends to policyholders .................        (1)         90         200         247
Other expense ..............................       173          70         245         155
                                             ----------  ----------  ----------  ----------
Total direct expenses ......................     8,568       6,226      23,057      18,757
Indirect underwriting expenses .............     5,230       4,582      13,283      12,377
Commissions received from reinsurers .......    (9,331)     (7,702)    (22,863)    (20,162)
Adjustment for deferred acquisition costs ..        99         (36)        791         (58)
                                             ----------  ----------  ----------  ----------
Net policy acquisition costs ............... $   4,566   $   3,070   $  14,268   $  10,914
                                             ==========  ==========  ==========  ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 21.1% and 23.1% for the third quarter and first nine months of 2000, respectively, compared to 21.5% and 24.9% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 10.5% and 11.3% in the third quarter and the first nine months of 2000, respectively, compared to 9.6% and 12.0% in the corresponding 1999 periods. Premium taxes increased $287,000 and $1.1 million in the third quarter and nine months ended September 30, 2000, respectively, over the corresponding 1999 periods due to the increase in written premiums and to a refund of $392,000 which was received in the first quarter of 1999 for premium taxes paid in a prior year.
     Indirect underwriting expenses were 8.0% and 8.5% of total direct written and assumed premiums in the third quarter and first nine months of 2000, respectively, compared to 9.1% and 9.9% in the corresponding 1999 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 6.3% and 6.5% of gross premiums earned and commissions, fees and other income in the third quarter and first nine months of 2000, respectively, compared to 7.3% for both the corresponding 1999 periods. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

INTEREST EXPENSE

     Interest expense increased $58,000 or 11% in the third quarter of 2000 compared to the third quarter of 1999, and increased $762,000 or 82% for the first nine months of 2000 compared to the 1999 period. The increase was primarily due to interest expense on the $24 million debenture offering which was completed on July 16, 1999 by Chandler USA.

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving CenTra, Inc. and certain of its affiliates. Litigation expenses decreased $3,000 or 11% in the third quarter of 2000 compared to the third quarter of 1999, and decreased $23,000 or 32% for the nine months ended September 30, 2000 compared to the 1999 period. Increased or renewed activity could result in greater litigation expenses in the future. See Note 2 to Interim Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2000, the Company provided $4.6 million in cash from operations due primarily to the collection of certain receivables totaling approximately $12.9 million in January 2000 that were related to the rescission of two reinsurance treaties during the fourth quarter of 1999. Cash provided from operations also increased due to an increase in unearned premiums and premiums payable, less increases in prepaid reinsurance premiums, reinsurance recoverable on unpaid losses from related parties, and premiums receivable other than the collections described above, which generally resulted from the increase in written premiums. The Company provided $263,000 in cash from operations during the first nine months of 1999.

A.M. BEST RATING

     On November 3, 2000, the Company learned that A.M. Best Company had downgraded its rating of NAICO from "A- (Excellent)" to "B+ (Very Good)". Premium growth and slippage in the Company's underwriting results created greater financial leverage which was the primary basis for the downgrade. NAICO is rated "A (Strong)" by Standard and Poor's rating agency.

REGULATION - NAICO REDOMESTICATION

     Effective May 19, 2000, NAICO transferred its domicile from Nebraska to Oklahoma. NAICO's executive and administrative offices have been located in Chandler, Oklahoma since its acquisition by the Company in January 1987. Approximately 48% and 47% of NAICO's written premiums during 1999 and the first nine months of 2000, respectively, were in the state of Oklahoma. As an Oklahoma corporation, NAICO and any person controlling NAICO, directly or indirectly, are subject to the insurance laws of Oklahoma including laws concerning the change or acquisition of control and payment of shareholder and policyholder dividends by NAICO, which are similar to the insurance laws of Nebraska. See Regulation in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

YEAR 2000 READINESS DISCLOSURES

     Through the first nine months of the year 2000, the Company has not experienced any significant problems or disruptions related to year 2000 problems. The Company is currently not aware of any significant disruptions experienced by its customers, vendors and service providers that would materially affect their ability to do business with the Company. While it is possible that certain year 2000 problems may exist but have not yet materialized, the Company does not currently expect any year 2000 problems to be encountered in the future that would have a material adverse effect on the operating results of the Company.

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

         Omitted

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The Company filed one current report on Form 8-K dated September 14, 2000 responding to Item 5 of Form 8-K.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 9, 2000             CHANDLER (U.S.A.), INC.


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
