Form 10-K405
period 2000-12-31
CHANDLER USA INC
filed 2001-03-29
CIK 1083750

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


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

Aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2001: None.

The number of common shares, $1.00 par value, of the registrant outstanding on February 28, 2001 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.

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

===============================================================================

                                   PART I

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K report, as well as statements made by Chandler (U.S.A.), Inc. ("Chandler USA") in periodic press releases, oral statements made by Chandler USA's officials to analysts and shareholders in the course of presentations about Chandler USA and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Chandler USA to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things,
(i) general economic and business conditions; (ii) interest rate changes;
(iii) competition and regulatory environment in which Chandler USA operates;
(iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by Chandler USA's agents; (vii) the ability of National American Insurance Company ("NAICO") to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii) the ability of NAICO to maintain favorable insurance company ratings; and (ix) other factors including the ongoing litigation matters involving Chandler USA's indirect parent.

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

     NAICO is one of the leading commercial business insurance writers in Oklahoma, providing property and casualty coverage for businesses in various industries. NAICO has a network of independent agents, totaling approximately 190 at December 31, 2000, that market NAICO's insurance products. Independent agents originate substantially all of NAICO's business. NAICO is licensed to write property and casualty coverage in 45 states and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects. Currently, NAICO is rated as "B+ (Very Good)" by A.M. Best Company, an insurance rating agency. NAICO is also rated "A (Strong)" by Standard & Poor's rating agency. These ratings are independent opinions of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

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

GOING PRIVATE TRANSACTION - PARENT COMPANY

     A special meeting of shareholders of Chandler USA's indirect parent, Chandler Insurance was held on March 5, 2001. Three proposals which constitute a going private transaction were approved at the meeting. Together these proposals constitute the "Recapitalization Plan." Chandler Insurance intends to file a Form 15 with the Securities and Exchange Commission ("SEC") to terminate their Exchange Act registration once the Recapitalization Plan is consummated. As a result, Chandler Insurance will no longer be required to file reports with the SEC.

     Chandler Insurance will finance the Recapitalization Plan through (i) a $2.4 million sale of Chandler Insurance Class A Common Shares to Messrs. LaGere and Paden, (ii) up to an $11.8 million intercompany loan from Chandler Barbados, and (iii) proceeds of approximately $735,000 from the exercise of outstanding Chandler Insurance options. Chandler USA will loan up to $11.8 million to Chandler Barbados. Up to $8.0 million of Chandler USA's intercompany loan to Chandler Barbados will be from a dividend declared by NAICO and approximately $3.8 million will be from a sale and leaseback transaction for certain equipment owned by Chandler USA. Management believes that the use of the intercompany loan will not impair the financial position of Chandler Insurance, Chandler USA or its subsidiaries.

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

POLITICAL SUBDIVISIONS PROGRAM

     Under the political subdivisions program, NAICO writes insurance policies for school districts, counties and municipalities. As of December 31, 2000, NAICO insured 640 school districts including 497 school districts in Oklahoma and 99 school districts in Texas. The coverages offered include workers compensation, automobile liability, automobile physical damage, general liability, property and school board legal liability.

     NAICO also writes property and casualty insurance for municipalities and counties in Oklahoma, Texas and Missouri. The coverages offered include workers compensation, automobile and general liability, automobile physical damage, property and public officials liability insurance. As of December
31, 2000, NAICO insured 229 municipalities and counties in Oklahoma, Texas and Missouri.

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

GROUP ACCIDENT AND HEALTH PROGRAM

     In 1996, NAICO began offering excess accident and health coverage for small to medium sized employers that self-insure a portion of their company medical plans. During 1999, NAICO began offering fully insured accident and health coverage primarily to Oklahoma employers and discontinued the excess portion of the program. NAICO discontinued the fully insured portion of the program in 2000.

     The following table shows gross premiums earned and net premiums earned by insurance program for the years 1998, 1999 and 2000. The term "gross premiums earned" means gross premiums written (before reductions for premiums ceded to reinsurers) less the increases or plus the decreases in the gross unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. The term "net premiums earned" means gross premiums earned less reductions for earned premiums ceded to reinsurers. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                            GROSS PREMIUMS EARNED       NET PREMIUMS EARNED
                                         --------------------------  --------------------------
INSURANCE PROGRAMS                         1998     1999     2000      1998     1999     2000
---------------------------------------- -------- -------- --------  -------- -------- --------
                                                             (In thousands)

Standard property and casualty.......... $ 76,458 $ 99,512 $139,051  $ 29,234 $ 56,673 $ 62,823
Political subdivisions .................   25,091   29,994   34,353    10,435   14,320   12,826
Surety bonds ...........................   11,915   13,660   13,691     7,456    7,835    6,467
Group accident and health ..............    6,067    9,098    3,394     4,610    8,195    3,190
Other (1) ..............................    6,503      183      278       689       75      213
                                         -------- -------- --------  -------- -------- --------
TOTAL .................................. $126,034 $152,447 $190,767  $ 52,424 $ 87,098 $ 85,519
                                         ======== ======== ========  ======== ======== ========
-----------------------

(1)  This category is comprised primarily of the run-off of other discontinued programs and
     NAICO's participation in various mandatory workers compensation pools and assigned risks.


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


                                                               YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                      1996     1997     1998     1999     2000
                                                    -------- -------- -------- -------- --------
Workers compensation ..............................      45%      44%      19%      34%      25%
Other liability ...................................       9%      13%      22%      19%      25%
Automobile liability ..............................      21%      17%      22%      17%      20%
Automobile physical damage ........................       9%       7%       9%       8%      13%
Surety ............................................      12%      13%      14%       9%       8%
Accident and health ...............................       1%       3%       9%       9%       4%
Property ..........................................       2%       2%       4%       3%       4%
Inland marine .....................................       1%       1%       1%       1%       1%
                                                    -------- -------- -------- -------- --------
     Total ........................................     100%     100%     100%     100%     100%
                                                    ======== ======== ======== ======== ========


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

     NAICO has maintained a continuous contractual relationship with an underwriting manager for its bail bond program. During 1998, 1999 and 2000, the gross written premiums in this program were $2.8 million, $2.8 million and $2.5 million, respectively. This underwriting manager operates through a network of bail bond agents who submit applications to the underwriting manager. If the application meets the specific guidelines set by the underwriting manager, a bail bond is issued. This underwriting manager is an independent contractor and is responsible for collection of all premiums and payment of all commissions to bail bond agents. Additionally, it is responsible for all claims and recoveries and is required to maintain collateral security for each bond.

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

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased varies from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 or July 1 of each year. NAICO renewed all January 1, 2001 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on April 1 or July 1, 2001, as applicable.

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

     Under the 1998 workers compensation reinsurance program, NAICO's retention was 35% of the first $10,000 of loss per occurrence. NAICO's net retention for 1999 increased to 50% of the first $10,000 of loss per occurrence plus 75% of $490,000 excess of $10,000 of loss per occurrence for its workers compensation business. The increase resulted from the rescission of certain reinsurance treaties which had been in effect since the beginning of 1999. NAICO received a fee of $10.0 million as compensation for agreeing to rescind the reinsurance treaties and to assume the additional risk. Effective January 1, 2000, NAICO's net retention was reduced to 42.5% of the first $10,000 of loss per occurrence plus 37.5% of $90,000 excess of $10,000 of loss per occurrence. Effective October 1, 2000, NAICO purchased quota share reinsurance which reduced NAICO's net retention to 34% of the first $10,000 of loss per occurrence plus 30% of $90,000 excess of $10,000 of loss per occurrence.

     Under the 1998 and 1999 casualty reinsurance programs, NAICO retained 80% of the first $250,000 of loss per occurrence. Effective January 1, 2000, NAICO's retention was reduced to 80% of the first $100,000 of loss per occurrence. Effective October 1, 2000, NAICO purchased quota share reinsurance which reduced NAICO's net retention to 64% of the first $100,000 of loss per occurrence.

     Under the construction surety bond reinsurance program, NAICO's net retention was 50% of the first $250,000 per bond or per principal (e.g., contractor).

     Under the 1998, 1999 and 2000 property reinsurance program, NAICO retained 30% of the first $500,000 of risk for each loss per location. Effective January 1, 2001, NAICO retains 33% of the first $1,515,152 of risk for each loss per location.

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

     NAICO purchases catastrophe protection for its automobile physical damage and certain property coverages to limit its retention for single loss occurrences involving multiple policies and/or policyholders resulting from perils such as floods, winds and severe storms. This catastrophe protection is purchased primarily from Lloyd's of London. Under its 1998, 1999 and 2000 automobile physical damage reinsurance program, NAICO retained the first $250,000 of loss per occurrence, plus 5% of amounts exceeding $250,000 of loss per occurrence up to $1 million of loss per occurrence. Effective January
1, 2001, NAICO retains the first $500,000 of loss per occurrence, plus 5% of amounts exceeding $500,000 of loss per occurrence up to $1 million of loss per occurrence. NAICO has also purchased reinsurance which limits its net retained loss for both automobile physical damage and property losses to $1,000,000 for each loss occurrence. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2000.

                                                                           CEDED REINSURANCE
                                                                NET           PREMIUMS FOR        A.M.
                                                            REINSURANCE      THE YEAR ENDED     BEST CO.
NAME OF REINSURER                                         RECOVERABLE (1)  DECEMBER 31, 2000    RATING
--------------------------------------------------------- ---------------  ------------------  ----------
                                                                      (Dollars in thousands)
Swiss Reinsurance America Corporation ................... $       25,917   $          26,857      A++
Chandler Barbados .......................................         25,061              35,077      -(2)
GE Reinsurance Corporation ..............................         16,513              18,253      A++
SCOR Reinsurance Company ................................          8,232               9,904      A+
Red River Reinsurance, Ltd. .............................          4,104               6,072      -(3)
                                                          ---------------  ------------------  ----------
     Top five reinsurers ................................ $       79,827   $          96,163
                                                          ===============  ==================
     All reinsurers ..................................... $      100,430   $         118,751
                                                          ===============  ==================
Percentage of total represented by top five reinsurers...            79%                 81%

---------------------------------------------------------

(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2000.

(2)  Chandler Barbados owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO.  Although Chandler Barbados is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for
     NAICO's benefit.  At December 31, 2000, Chandler Barbados had cash and investments with a fair value of
     $26.9 million deposited in a trust account for the benefit of NAICO.

(3)  Red River Reinsurance, Ltd. ("Red River") is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2000, Red River's reinsurance recoverables were collateralized by cash and investments with a fair value of $3.3 million deposited in a trust account for the benefit of NAICO and by premiums payable to Red River of approximately $1.2 million.

     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.3 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 2000. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998 and 1999. During the fourth quarter of 1999, NAICO agreed to rescind two reinsurance treaties which had been in effect since January 1, 1999. At December 31, 2000, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses relating to the 1998 treaties of approximately $2.3 million. Reliance was placed under regulatory supervision in Pennsylvania during January 2001.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, allowances are established for amounts deemed uncollectible. During 1998, NAICO incurred charges of $50,000 in uncollectible reinsurance recoverables from unaffiliated reinsurers. NAICO did not incur any charges for uncollectible reinsurance recoverables from unaffiliated reinsurers in 1999 or 2000.

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


                                                          YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                             1996       1997       1998       1999       2000
                                          ---------- ---------- ---------- ---------- ----------
                                                          (Dollars in thousands)
Workers compensation (1):
     Net premiums earned ................ $  35,273  $  35,646  $   9,937  $  29,244  $  21,161
     Loss ratio .........................       61%        72%        66%        77%        70%
Other liability:
     Net premiums earned ................ $   7,022  $  10,014  $  11,357  $  15,785  $  20,992
     Loss ratio .........................       61%        47%        66%        70%        56%
Automobile liability:
     Net premiums earned ................ $  16,433  $  13,704  $  11,419  $  15,027  $  17,517
     Loss ratio .........................       90%        76%        75%        78%        78%
Automobile physical damage:
     Net premiums earned ................ $   6,788  $   5,726  $   4,702  $   7,039  $  11,434
     Loss ratio .........................       73%        60%        86%       104%        85%
Surety:
     Net premiums earned ................ $   9,495  $  10,671  $   7,619  $   8,061  $   6,760
     Loss ratio .........................       10%         8%        18%         6%        33%
Accident and health:
     Net premiums earned ................ $     564  $   2,529  $   4,610  $   8,195  $   3,190
     Loss ratio .........................       59%        43%        91%       104%       161%
Property:
     Net premiums earned ................ $   1,467  $   1,912  $   2,332  $   2,972  $   3,377
     Loss ratio .........................      114%        74%       136%       203%       179%
Inland marine:
     Net premiums earned ................ $   1,294  $     500  $     448  $     775  $   1,088
     Loss ratio .........................      113%       196%       126%       138%       142%
Total (1):
     Net premiums earned ................ $  78,336  $  80,702  $  52,424  $  87,098  $  85,519
     Loss ratio .........................       64%        60%        69%        79%        76%
     Underwriting expense ratio (2) .....       44%        38%        33%        32%        30%
                                          ---------- ---------- ---------- ---------- ----------
     Combined ratio (2) .................      108%        98%       102%       111%       106%
                                          ========== ========== ========== ========== ==========
-----------------------------------------

(1)  The rescission of two reinsurance treaties during 1999 increased net premiums earned for workers compensation by $19.6 million and increased the workers compensation loss ratio by 20 percentage points. The rescission of the reinsurance treaties also increased the total 1999 loss ratio by 2 percentage points and the 1999 combined ratio by 4 percentage points.

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

     NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO, and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses were approximately $3.2 million and $3.5 million at December 31, 1999 and 2000, respectively. NAICO's statutory-based reserves (reserves calculated in accordance with an insurer's domiciliary state insurance regulatory authorities) do not differ from its reserves reported on the basis of generally accepted accounting principles ("GAAP"). NAICO does not discount its reserves for unpaid losses or loss adjustment expenses.

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


                                                                    YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                       1996       1997       1998       1999       2000
                                                    ---------- ---------- ---------- ---------- ----------
                                                                        (In thousands)
Net balance before provision for uncollectible
     reinsurance at beginning of year ............. $  57,710  $  53,313  $  53,345  $  39,570  $  51,123
                                                    ---------- ---------- ---------- ---------- ----------
Net losses and loss adjustment expenses
     incurred related to:
          Current year ............................    48,568     46,645     34,313     65,139     60,020
          Prior years .............................     1,305      1,868      1,737      3,520      4,979
                                                    ---------- ---------- ---------- ---------- ----------
               Total ..............................    49,873     48,513     36,050     68,659     64,999
                                                    ---------- ---------- ---------- ---------- ----------
Net paid losses and loss adjustment expenses
     related to:
          Current year ............................   (22,502)   (19,909)   (19,495)   (33,210)   (33,525)
          Prior years .............................   (31,768)   (28,572)   (30,330)   (23,896)   (36,009)
                                                    ---------- ---------- ---------- ---------- ----------
               Total ..............................   (54,270)   (48,481)   (49,825)   (57,106)   (69,534)
                                                    ---------- ---------- ---------- ---------- ----------
Net balance before provision for uncollectible
     reinsurance at end of year ...................    53,313     53,345     39,570     51,123     46,588
Adjustments to reinsurance recoverables on
     unpaid losses for uncollectible reinsurance...       532        690        351        255        119
                                                    ---------- ---------- ---------- ---------- ----------
Net balance at end of year ........................ $  53,845  $  54,035  $  39,921  $  51,378  $  46,707
                                                    ========== ========== ========== ========== ==========


    The following table represents the development of net balance sheet reserves for 1991 through 2000. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date, including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability. The estimate for unpaid losses and loss adjustment expenses changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the revised estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative (deficiency) redundancy" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance for the last nine years presented.

     In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 1994 for claims that occurred in 1991 will be included in the cumulative deficiency amount for years 1991, 1992, 1993 and 1994. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

                                                                        PAGE 9

                                                                      DEVELOPMENT OF RESERVES
                                                                         AS OF DECEMBER 31,
                                 ---------------------------------------------------------------------------------------------------
                                    1991      1992     1993      1994      1995      1996      1997      1998      1999      2000
                                 --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
                                                                            (In thousands)
Net reserve for unpaid losses and
 loss adjustment expenses (1) ...$ 47,432  $ 46,604  $ 51,648  $ 64,308  $ 58,340  $ 53,845  $ 54,035  $ 39,921  $ 51,378  $ 46,707
Net paid (cumulative) as of
 One year later .................  27,588    26,849    26,469    30,771    31,768    28,572    30,330    23,896    36,009
 Two years later ................  40,797    39,770    38,655    45,321    44,471    40,857    42,934    34,966
 Three years later ..............  47,379    46,360    45,357    51,985    49,262    45,668    49,735
 Four years later ...............  50,798    49,400    48,385    54,825    51,101    47,995
 Five years later ...............  52,217    51,299    49,116    55,691    52,126
 Six years later ................  53,881    51,641    49,399    56,278
 Seven years later ..............  54,159    51,867    49,681
 Eight years later ..............  54,293    52,071
 Nine years later ...............  54,351

Net liability re-estimated as of (1)
 One year later .................  50,268    51,951    52,058    62,757    59,644    55,713    55,772    43,441    56,357
 Two years later ................  51,191    50,845    50,135    61,924    59,605    55,599    56,362    45,373
 Three years later ..............  51,908    51,076    50,492    62,737    59,155    54,528    58,176
 Four years later ...............  52,263    51,572    51,022    62,636    58,247    54,834
 Five years later ...............  53,341    52,309    50,981    62,195    58,445
 Six years later ................  54,516    52,275    50,954    62,295
 Seven years later ..............  54,597    52,381    50,832
 Eight years later ..............  54,618    52,315
 Nine years later ...............  54,566

Net cumulative (deficiency)
  redundancy ....................$ (7,134) $ (5,711) $    816  $  2,013  $   (105) $   (989) $ (4,141) $ (5,452) $ (4,979) $      -
Supplemental gross data:
 Gross liability after reclassification
   of pools - end of year ................ $210,892  $167,187  $143,437  $116,149  $ 78,114  $ 73,721  $ 80,701  $ 98,460  $100,173
 Reclassification of pool liabilities ....  (18,875)  (15,694)        -         -         -         -         -         -         -
                                           --------- --------- --------- --------- --------- --------- --------- --------- ---------
 Gross liability before reclassification
   of pools - end of year (1) ............ $192,017  $151,493  $143,437  $116,149  $ 78,114  $ 73,721  $ 80,701  $ 98,460  $100,173
 Reinsurance recoverable .................  145,413    99,845    79,129    57,809    24,269    19,686    40,780    47,082    53,466
                                           --------- --------- --------- --------- --------- --------- --------- --------- ---------
 Net liability - end of year (1) ......... $ 46,604  $ 51,648  $ 64,308  $ 58,340  $ 53,845  $ 54,035  $ 39,921  $ 51,378  $ 46,707
                                           ========= ========= ========= ========= ========= ========= ========= ========= =========
 Gross re-estimated liability - latest ... $192,739  $147,701  $141,553  $118,806  $ 90,140  $ 87,536  $ 97,459  $116,145
 Re-estimated recoverable - latest .......  140,424    96,869    79,258    60,361    35,306    29,360    52,086    59,788
                                           --------- --------- --------- --------- --------- --------- --------- ---------
 Net re-estimated liability - latest (1).. $ 52,315  $ 50,832  $ 62,295  $ 58,445  $ 54,834  $ 58,176  $ 45,373  $ 56,357
                                           ========= ========= ========= ========= ========= ========= ========= =========
 Gross cumulative (deficiency) redundancy. $   (722) $  3,792  $  1,884  $ (2,657) $(12,026) $(13,815) $(16,758) $(17,685)
                                           ========= ========= ========= ========= ========= ========= ========= =========
--------------------------------------------


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

     Fixed-maturity investments are purchased to support the investment strategies of Chandler USA and its subsidiaries, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and their mix of business. At the time of purchase, investments in debt securities that Chandler USA has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. Chandler USA has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of income tax as a separate component of other comprehensive income until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

     As of December 31, 2000, all of the investments of NAICO were in fixed-maturity investments (rated A1 or AA- or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts, a collateralized repurchase agreement and common stock received in connection with two unaffiliated entities' conversion to for-profit corporations. Approximately $85.7 million of NAICO's investment portfolio at December 31, 2000 is managed by Madison Scottsdale, L.C. The remainder is managed by the Investment Committee of its Board of Directors. For additional information, see Notes to Consolidated Financial Statements.

DEBENTURES

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

EMPLOYEES AND ADMINISTRATION

     At December 31, 2000, Chandler USA and its subsidiaries had approximately 424 full-time employees. Chandler USA and its subsidiaries generally have enjoyed good relations with their employees.

COMPETITION

     NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. Since the late 1980's, the industry has generally had excess underwriting capacity. This condition has resulted in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO continues to experience pricing competition as the conditions of heightened price competition and impaired underwriting performance continue in the industry as a whole. However, NAICO was able to increase its pricing for most coverages during 2000.

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

     In addition to the regulatory oversight of NAICO, Chandler Insurance is also subject to regulation under the laws of the Cayman Islands and Chandler USA and all of its affiliates are subject to regulation under the insurance laws of Oklahoma (the "Oklahoma Insurance Code"). The Oklahoma Insurance Code contains certain reporting requirements including those requiring Chandler Insurance, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and the general business operations of its insurance subsidiaries. The Oklahoma Insurance Code contains special reporting and prior approval requirements with respect to transactions among affiliates.

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

INSURANCE REGULATION CONCERNING CHANGE OR ACQUISITION OF CONTROL

     NAICO is a domestic property and casualty insurance company organized under the Oklahoma Insurance Code. Prior to May 19, 2000, NAICO was domiciled in Nebraska. The Oklahoma Insurance Code provides that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Oklahoma Department of Insurance. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control containing certain information required by statute and published regulations and provide a copy of such to the domestic insurer. In Oklahoma, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%.

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

     Any future transactions that would constitute a change in control of Chandler Insurance, Chandler Barbados or Chandler USA would also generally require prior approval by the Oklahoma Department of Insurance and would require pre-acquisition notification in those states which have adopted pre-acquisition notification provisions and in which the insurers are admitted. Because such requirements are primarily for the benefit of policyholders, they may deter, delay or prevent certain transactions that could be advantageous to the shareholders or creditors of Chandler USA. The Oklahoma Department of Insurance has approved the change of control resulting from the Recapitalization Plan.

RESTRICTIONS ON SHAREHOLDER DIVIDENDS

     A significant portion of Chandler USA's consolidated assets represents assets of NAICO that may not be immediately transferable to Chandler USA in the form of shareholder dividends, loans, advances or other payments.

     Statutes and regulations governing NAICO and other insurance companies domiciled in Oklahoma regulate the payment of shareholder dividends and other payments by NAICO to Chandler USA. Under applicable Oklahoma statutes and regulations, NAICO is permitted to pay shareholder dividends only out of statutory earned surplus. To the extent NAICO has statutory earned surplus, NAICO may pay shareholder dividends only to the extent that such dividends are not defined as extraordinary dividends or distributions. If the dividends are, under applicable statutes and regulations, extraordinary dividends or distributions, regulator approval must be obtained. Under the applicable Oklahoma statute, and subject to the availability of statutory earned surplus, the maximum shareholder dividend that may be declared (or cash or property distribution that may be made) by NAICO in any one calendar year without regulatory approval is the greater of (i) NAICO's statutory net income, excluding realized capital gains, for the preceding calendar year; or (ii)
10% of NAICO's statutory policyholders' surplus as of the preceding calendar year end, not to exceed NAICO's statutory earned surplus.

     As of December 31, 2000, NAICO had statutory earned surplus of $15.9 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2001 without the approval of the Oklahoma Department of Insurance is $4.9 million. In 2000, NAICO paid shareholder dividends totaling $2.5 million to Chandler USA. NAICO paid a shareholder dividend of $6.0 million to Chandler USA during 1998. On January 31, 2001, the Oklahoma Department of Insurance approved the payment of an extraordinary dividend by NAICO of up to $8.0 million to Chandler USA.

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

                                                 Ratio of Total Adjusted Capital to
                                                    Authorized Control Level RBC
                                                       (Less than or equal to)
                                                ------------------------------------
           Regulatory Event (1)
           --------------------
           Company Action Level (2)............                  2.0
           Regulatory Action Level (3).........                  1.5
           Authorized Control Level (4)........                  1.0
           Mandatory Control Level (5).........                  0.7

------------------------------------


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


The ratios of total adjusted capital to authorized control level RBC for NAICO were 4.4:1 and 5.2:1 at December 31, 1999 and 2000, respectively. Therefore, NAICO's capital exceeds the level that would trigger regulatory attention pursuant to the risk-based capital requirement.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

     The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the "usual values," which fluctuate annually, on four or more ratios generally leads to inquiries from individual state insurance commissioners. Although NAICO has not received the official IRIS test results for 2000, management believes that NAICO had three 2000 ratios that would have been outside of the "usual values."

     NAICO's "surplus aid to policyholders' surplus" ratio for 2000 was 18% compared to a usual value of less than 15%. This was due to an increase in ceding commissions during 2000 resulting from the purchase of additional quota share reinsurance in the fourth quarter of 2000.

     NAICO's "investment yield" as calculated using the IRIS formula was 3.16% during 2000 compared to a usual value of greater than 4.50% and less than 10.00%. NAICO maintains a high-quality investment portfolio, approximately 8% of which was invested in tax-exempt bonds as of December 31, 2000. Tax-exempt bonds generally have a lower pre-tax yield than taxable bonds. During 2000, NAICO incurred $1,365,000 in investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduced NAICO's investment yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans.

     NAICO's "estimated current reserve deficiency to policyholders' surplus" was 33% at December 31, 2000 compared to a usual value of less than 25%. The primary factors that affected this ratio were the changes in NAICO's net retention during 1998, 1999 and 2000, and increases in premium rates during 2000. NAICO purchased additional reinsurance during 2000 for its workers compensation and casualty lines of business which substantially reduced the per occurrence retention for these lines of business. The calculation of this ratio assumes that factors that led to past under reserving will cause current under reserving without regard to changes in premium volume, product mix, the amount of risk retained by NAICO and current reserving practices. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "Reinsurance."

CODIFICATION

     In 1998, the National Association of Insurance Commissioners adopted codified statutory accounting principles ("Codification"). Codification will change, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that NAICO uses to prepare its statutory financial statements. The state of Oklahoma has adopted Codification to be effective January 1, 2001. Management believes the most significant changes would be the elimination of the statutory liability for the "excess of statutory reserves over statement reserves", the recognition of a net deferred tax asset subject to an admissibility test and new criteria for the aging of premiums receivable. If Codification had been in effect at December 31, 2000, NAICO's statutory surplus would have increased by approximately $3.5 million.

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

ITEM 2.  PROPERTIES

     Chandler USA and its subsidiaries own and occupy four office buildings with approximately 127,000 square feet of usable space in Chandler, Oklahoma. Chandler USA's subsidiaries also lease approximately 2,300 square feet in the aggregate for its branch offices. Chandler USA believes such space is sufficient for its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

CENTRA LITIGATION

     Chandler Insurance and certain of its subsidiaries and affiliates have been involved in litigation with CenTra, Inc. ("CenTra") and certain of its affiliates, officers and directors (the "CenTra Group") since July 1992. See
Note 9 to Consolidated Financial Statements for a detailed discussion. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CenTra Litigation."

GOING PRIVATE LITIGATION

     On June 5 and 6, 2000, three civil lawsuits were filed against Chandler Insurance, its indirect subsidiary Chandler USA, and all of Chandler Insurance's directors. All three suits have now been consolidated into a single proceeding. The suit alleges that the plans announced on June 1, 2000 to take Chandler Insurance private are detrimental to certain shareholders of Chandler Insurance that would be subject to a reverse stock split under the Recapitalization Plan. Each suit also requests that it be certified as a class action and that the court enter a temporary restraining order to prevent completion of the announced plan. The suit also alleges that all defendants have breached and are breaching fiduciary duties owed to the plaintiffs and other shareholders. The plaintiffs have been granted leave to amend their petitions but have not yet amended them. As a result, Chandler Insurance has not yet responded to the lawsuit but plans to file timely responses denying the allegations. On June 12, 2000, CenTra made similar allegations in an already pending lawsuit in U.S. District Court for the District of Nebraska (the "Nebraska Court") involving a court-ordered divestiture of Chandler Insurance's shares owned by CenTra. CenTra requested that the court enjoin and restrain Mr. LaGere and others from completing the announced plans. On July 20, 2000, the Nebraska Court denied CenTra's request. On June 27, 2000, CenTra filed a similar request in an already pending case in the U.S. District Court for the Western District of Oklahoma (the "Oklahoma Court"). Chandler Insurance has responded, but the Oklahoma Court has not ruled.

OTHER LITIGATION

     Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     All of the common stock of Chandler USA, its sole class of common equity on the date hereof, is owned by Chandler Barbados, which is a wholly owned subsidiary of Chandler Insurance. See "Item 1. BUSINESS - Going Private Transaction - Parent Company." Chandler USA has never paid cash dividends on its common shares.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from the consolidated financial statements of Chandler USA and its subsidiaries, which appear in
Item 14(a). The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000 have been audited by Deloitte & Touche LLP, independent auditors, whose independent auditors report expresses an unqualified opinion and includes an explanatory paragraph relating to litigation. The Balance Sheet Data at December 31, 1996 was derived from Chandler USA and its subsidiaries financial accounts; such accounts having been included in the consolidated financial statements of Chandler Insurance. The selected financial data should be read in conjunction with "LEGAL PROCEEDINGS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of Chandler USA and the notes thereto appearing in Item 14(a). See Notes to Consolidated Financial Statements for various litigation and contingency matters.

                                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        1996         1997         1998         1999         2000
                                                     ----------   ----------   ----------   ----------   ----------
                                                                         (Dollars in thousands)
OPERATING DATA
Revenues
   Direct premiums written and assumed ............. $ 108,059    $ 123,088    $ 134,293    $ 169,569    $ 197,196
                                                     ==========   ==========   ==========   ==========   ==========
   Net premiums earned ............................. $  78,336    $  80,702    $  52,424    $  87,098    $  85,519
   Interest income, net ............................     5,663        6,130        4,904        3,959        4,335
   Realized investment gains, net ..................       157          790        1,036           57          144
   Fee for rescinded reinsurance treaties ..........         -            -            -       10,000            -
   Commissions, fees and other income ..............     3,413        2,345        1,744        1,481        1,409
                                                     ----------   ----------   ----------   ----------   ----------
Total revenues .....................................    87,569       89,967       60,108      102,595       91,407
                                                     ----------   ----------   ----------   ----------   ----------
Operating expenses
   Losses and loss adjustment expenses .............    49,873       48,513       36,050       68,659       64,999
   Policy acquisition costs ........................    25,833       22,819       10,685       21,160       17,155
   General and administrative expenses .............    14,044       11,984       11,277       10,795       12,398
   Interest expense ................................       146          442          887        1,496        2,255
   Litigation expenses, net ........................      (230)         923          423          207           71
                                                     ----------   ----------   ----------   ----------   ----------
Total operating expenses ...........................    89,666       84,681       59,322      102,317       96,878
                                                     ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes ..................    (2,097)       5,286          786          278       (5,471)
Federal income tax benefit (provision) .............       317       (2,281)        (353)        (365)       1,476
                                                     ----------   ----------   ----------   ----------   ----------
Net income (loss) .................................. $  (1,780)   $   3,005    $     433    $     (87)   $  (3,995)
                                                     ==========   ==========   ==========   ==========   ==========

Combined loss and underwriting expense ratio (1) ...      108%          98%         102%         111%         106%

BALANCE SHEET DATA
Cash and investments ............................... $  99,098    $ 107,957    $  94,947    $  93,666    $ 104,760
Total assets .......................................   198,972      202,787      223,351      256,836      273,498
Unpaid losses and loss adjustment expenses .........    78,114       73,721       80,701       98,460      100,173
Notes payable ......................................     4,391        2,796        9,410            -            -
Amounts due to affiliate ...........................    23,548       19,918       12,219          533          717
Debentures .........................................         -            -            -       24,000       24,000
Total liabilities ..................................   154,445      154,351      174,090      210,097      228,647
Shareholder's equity ...............................    44,527       48,436       49,261       46,739       44,851

----------------------------------------------------


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

     Chandler USA is engaged in various property and casualty insurance operations through its wholly owned subsidiaries, NAICO and L&W. NAICO writes various property and casualty insurance products through four separate marketing programs: standard property and casualty, political subdivisions, surety bonds (including both bail bonds and construction bonds) and group accident and health. The lines of insurance written by NAICO are commercial coverages consisting of automobile liability, workers compensation, surety, automobile physical damage, accident and health, property, inland marine and other liability lines, which include general and professional liability lines. L&W represents various personal and commercial lines insurance companies in marketing property and casualty insurance. L&W also markets individual and group life, medical and disability income coverage. L&W places the majority of its business with NAICO. Business produced by L&W and placed with NAICO constituted approximately 23% of NAICO's direct premiums written and assumed in 2000.

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

ECONOMIC CONDITIONS

     The impact of a recession on Chandler USA would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the Southwest and Midwest areas of the United States. Approximately $175 million, or 89%, of NAICO's direct written premiums in 2000 were in the states of Oklahoma and Texas. An economic downturn in these states could have a significant adverse impact on Chandler USA. A recession might also cause defaults on fixed-income securities owned by NAICO. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

     Periods of inflation have varying effects on Chandler USA and its subsidiaries as well as other companies in the insurance industry. Inflation contributes to higher claims and related costs and operating costs as well as higher interest rates which generally provide for potentially higher interest rates on investable cash flow and decreases in the market value of existing fixed-income securities. During 2000, the market value of NAICO's available for sale investments increased by $3.2 million due primarily to lower interest rates experienced during this time. Premium rates and commissions, however, are not significantly affected by inflation since competitive forces generally control such rates. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

     Effective May 19, 2000, NAICO transferred its domicile from Nebraska to Oklahoma. NAICO's executive and administrative offices have been located in Chandler, Oklahoma since its acquisition by the Company in January 1987. As an Oklahoma corporation, NAICO and any person controlling NAICO, directly or indirectly, are subject to the insurance laws of Oklahoma including laws concerning the change or acquisition of control and payment of shareholder and policyholder dividends by NAICO.

     In addition to the regulatory oversight of NAICO, Chandler Insurance is also subject to regulation under the laws of the Cayman Islands and Chandler USA and all of its affiliates are also subject to regulation under the Oklahoma Insurance Code. The Oklahoma Insurance Code contains certain reporting requirements including those requiring Chandler Insurance, as the ultimate parent company, to file information relating to its capital structure, ownership and financial condition and general business operations of its insurance subsidiaries. The Oklahoma Insurance Code contains special reporting and prior approval requirements with respect to transactions among affiliates. The Oklahoma Insurance Code also imposes certain requirements upon any person controlling or seeking to control an insurance company domiciled in Oklahoma. Control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%. Persons owning any securities of Chandler USA or Chandler Insurance must comply with the Oklahoma Insurance Code. See "BUSINESS - Regulation."

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

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. Since the late 1980's, the industry has generally had excess underwriting capacity. This condition has resulted in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO continues to experience pricing competition as the conditions of heightened price competition and impaired underwriting performance continue in the industry as a whole. However, NAICO was able to increase its pricing for most coverages during 2000.

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


                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1998           1999           2000
                                                -----------    -----------    -----------
                                                         (Dollars in thousands)
INSURANCE PROGRAMS
-----------------------------------------------
STANDARD PROPERTY AND CASUALTY
     Net premiums earned ...................... $    29,234     $   56,673     $   62,823
     Financial year loss ratio ................       76.3%          81.3%          76.6%
     Accident year loss ratio .................       76.2%          78.9%          72.9%
POLITICAL SUBDIVISIONS
     Net premiums earned ...................... $    10,435     $   14,320     $   12,826
     Financial year loss ratio ................       80.5%         102.9%          80.6%
     Accident year loss ratio .................       82.8%          94.5%          80.9%
SURETY BONDS
     Net premiums earned ...................... $     7,456     $    7,835     $    6,467
     Financial year loss ratio ................       17.9%           4.0%          35.1%
     Accident year loss ratio .................       18.3%          13.3%          12.7%
GROUP ACCIDENT AND HEALTH
     Net premiums earned ...................... $     4,610     $    8,195     $    3,190
     Financial year loss ratio ................       89.5%         104.7%         159.3%
     Accident year loss ratio .................      104.6%         107.7%          90.9%
OTHER
     Net premiums earned ...................... $      689     $       75     $      213
     Financial year loss ratio ................     (20.2)%     (1,398.7)%       (389.3)%
     Accident year loss ratio .................       39.4%         114.6%          47.9%
TOTAL
     Net premiums earned ...................... $    52,424     $   87,098     $   85,519
     Financial year loss ratio ................       68.8%          78.8%          76.0%
     Accident year loss ratio .................       71.3%          78.3%          70.2%



                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1998           1999           2000
                                                -----------    -----------    -----------
                                                         (Dollars in thousands)
LINES OF INSURANCE
-----------------------------------------------
WORKERS COMPENSATION
     Net premiums earned ...................... $     9,937     $   29,244     $   21,161
     Financial year loss ratio ................       66.4%          76.8%          70.4%
     Accident year loss ratio .................       65.3%          79.8%          71.7%
OTHER LIABILITY
     Net premiums earned ...................... $    11,357     $   15,785     $   20,992
     Financial year loss ratio ................       66.3%          70.0%          55.6%
     Accident year loss ratio .................       71.6%          56.3%          49.7%
AUTOMOBILE LIABILITY
     Net premiums earned ...................... $    11,419     $   15,027     $   17,517
     Financial year loss ratio ................       75.2%          78.2%          78.1%
     Accident year loss ratio .................       74.9%          76.5%          78.9%
AUTOMOBILE PHYSICAL DAMAGE
     Net premiums earned ...................... $     4,702     $    7,039     $   11,434
     Financial year loss ratio ................       85.8%         104.0%          85.5%
     Accident year loss ratio .................       83.7%         105.2%          85.8%
SURETY
     Net premiums earned ...................... $     7,619     $    8,061     $    6,760
     Financial year loss ratio ................       18.1%           5.7%          33.4%
     Accident year loss ratio .................       19.2%          13.4%          13.4%
ACCIDENT AND HEALTH
     Net premiums earned ...................... $     4,610     $    8,195     $    3,190
     Financial year loss ratio ................       91.1%         103.9%         160.9%
     Accident year loss ratio .................      104.6%         107.7%          90.9%
PROPERTY
     Net premiums earned ...................... $    2,332     $    2,972     $    3,377
     Financial year loss ratio ................      135.8%         202.7%         179.5%
     Accident year loss ratio .................      148.9%         204.4%         164.1%
INLAND MARINE
     Net premiums earned ...................... $       448     $      775     $    1,088
     Financial year loss ratio ................      125.9%         138.1%         141.9%
     Accident year loss ratio .................      110.3%         140.0%         132.0%
TOTAL
     Net premiums earned ...................... $    52,424     $   87,098     $   85,519
     Financial year loss ratio ................       68.8%          78.8%          76.0%
     Accident year loss ratio .................       71.3%          78.3%          70.2%


                                                                       PAGE 21
PREMIUMS EARNED

     The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance as of December 31 for each year presented:


            INSURANCE PROGRAMS                  GROSS PREMIUMS EARNED           NET PREMIUMS EARNED
------------------------------------------  -----------------------------  -----------------------------
                                               1998      1999      2000       1998      1999      2000
                                            --------- --------- ---------  --------- --------- ---------
                                                                   (In thousands)
Standard property and casualty............. $ 76,458  $ 99,512  $139,051   $ 29,234  $ 56,673  $ 62,823
Political subdivisions ....................   25,091    29,994    34,353     10,435    14,320    12,826
Surety bonds ..............................   11,915    13,660    13,691      7,456     7,835     6,467
Group accident and health .................    6,067     9,098     3,394      4,610     8,195     3,190
Other .....................................    6,503       183       278        689        75       213
                                            --------- --------- ---------  --------- --------- ---------
TOTAL ..................................... $126,034  $152,447  $190,767   $ 52,424  $ 87,098  $ 85,519
                                            ========= ========= =========  ========= ========= =========


            LINES OF INSURANCE                  GROSS PREMIUMS EARNED           NET PREMIUMS EARNED
------------------------------------------  -----------------------------  -----------------------------
                                               1998      1999      2000       1998      1999      2000
                                            --------- --------- ---------  --------- --------- ---------
                                                                   (In thousands)
Workers compensation......................  $ 48,699  $ 51,106  $ 61,888   $  9,937  $ 29,244  $ 21,161
Other liability ..........................    17,593    26,260    37,543     11,357    15,785    20,992
Automobile liability......................    20,005    22,701    31,427     11,419    15,027    17,517
Automobile physical damage................     6,307     8,081    13,224      4,702     7,039    11,434
Surety....................................    12,078    13,886    13,983      7,619     8,061     6,760
Property..................................    12,916    17,196    22,682      2,332     2,972     3,377
Accident and health.......................     6,074     9,098     3,394      4,610     8,195     3,190
Inland marine.............................     2,362     4,119     6,626        448       775     1,088
                                            --------- --------- ---------  --------- --------- ---------
TOTAL.....................................  $126,034  $152,447  $190,767   $ 52,424  $ 87,098  $ 85,519
                                            ========= ========= =========  ========= ========= =========


     Gross premiums earned, before reductions for premiums ceded to reinsurers, increased 8%, 21% and 25% in 1998, 1999 and 2000, respectively. The increases are primarily attributable to increases in premium production in Texas and Oklahoma, and to increases in premium rates during 2000. Net premiums earned, after such reductions, decreased 35% in 1998, increased 66% in 1999 and decreased 2% in 2000. The reduction in net premiums earned in 1998 was due primarily to the purchase of additional reinsurance for NAICO's workers compensation, casualty and nonstandard private-passenger automobile insurance programs. The rescission of two reinsurance treaties increased net premiums earned in 1999 by $19.6 million. During 2000, NAICO purchased additional reinsurance for its workers compensation and casualty lines of business which reduced NAICO's net retention for these lines of business and also reduced net premiums earned. Effective October 1, 2000, NAICO purchased quota share reinsurance which reduced NAICO's net retention for its casualty and workers compensation lines of business. The purchase of the quota share reinsurance reduced net premiums earned by $3.2 million in 2000.

     Gross premiums earned in the standard property and casualty program increased 22%, 30% and 40% in 1998, 1999 and 2000, respectively. The increases are primarily attributable to increases in premium production in Texas and Oklahoma, and to increases in premium rates during 2000. Net premiums earned decreased 35% in 1998, increased 94% in 1999 and increased 11% in 2000. The reduction in net premiums earned in 1998 was due primarily to the purchase of additional reinsurance in 1998. The rescission of the reinsurance treaties increased net premiums earned in 1999 by $17.3 million in this program. The increase in net premiums earned in 2000 was partially offset by the purchase of the quota share reinsurance which reduced net premiums earned in 2000 by $2.7 million in this program.

     Gross premiums earned in the political subdivisions program increased 17%, 20% and 15% in 1998, 1999 and 2000, respectively, due primarily to expansion of the school districts portion of the program in Texas and Missouri during 1998 and 1999, and to rate increases in the school districts portion of the program during 2000. Net premiums earned decreased 16% in 1998, increased 37% in 1999 and decreased 10% in 2000. The reduction in net premiums earned in 1998 was due primarily to the purchase of additional reinsurance in 1998. The rescission of the reinsurance treaties increased net premiums earned in 1999 by $2.3 million in this program. The purchase of the quota share reinsurance reduced net premiums earned in 2000 by $504,000 in this program.

     Gross premiums earned in the surety bond program decreased 3% in 1998, increased 15% in 1999 and increased less than 1% in 2000. Approximately $1.3 million of the gross premiums earned in 2000 relates to a new program that is 100% reinsured by an unaffiliated reinsurer. Excluding this new program, gross premiums earned decreased $1.3 million in 2000. NAICO discontinued this new program effective January 1, 2001. The decrease in 2000 was due primarily to decreased written premium production in California. Net premiums earned in the surety bond program decreased 29% in 1998, increased 5% in 1999 and decreased 17% in 2000.

     Gross premiums earned in the group accident and health program increased 80% and 50% in 1998 and 1999, respectively, and decreased 63% in 2000. Net premiums earned increased 100% and 78% in 1998 and 1999, respectively, and decreased 61% in 2000. NAICO has discontinued this program.

     Other programs in the preceding table include premiums from the runoff of various programs which are no longer offered by NAICO and from NAICO's participation in various mandatory pools covering workers compensation for insureds that were unable to purchase this coverage from an insurance company on a voluntary basis, and direct assignments to write workers compensation for such insureds in certain states in lieu of participating in related pools.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At December 31, 2000, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 11% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments.

     Net interest income decreased 20% and 19% in 1998 and 1999, respectively, and increased 9% in 2000. The decrease in 1998 was due primarily to lower interest rates in 1998 and a reduction in invested assets due to the purchase of additional reinsurance in 1998. In addition, during the fourth quarter of 1997, NAICO shifted a portion of its fixed maturities portfolio from taxable to tax exempt bonds (which generally have a lower before-tax yield). In late 1998 and the first quarter of 1999, NAICO shifted approximately half of its investment in tax exempt bonds to taxable bonds. Net income from tax exempt securities was $1.0 million, $483,000 and $509,000 in 1998, 1999 and 2000, respectively. The decrease in net interest income in 1999 was due primarily to a reduction in invested assets due to the purchase of additional reinsurance. The increase in 2000 was due primarily to an increase in average invested assets and an increase in the average net yield on the portfolio.
Net realized investment gains were $1.0 million, $57,000 and $144,000 in 1998, 1999 and 2000, respectively.

     The average net yield on the portfolio, including net realized investment gains, was 5.9%, 4.3% and 4.5% in 1998, 1999 and 2000, respectively. The average net yield on the portfolio, excluding net realized investment gains, was 5.5%, 4.2% and 4.4% for 1998, 1999 and 2000, respectively. The decrease in the average net yield in 1999 was due primarily to an increase in investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduce Chandler USA's average net yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans. Based on information provided by the premium finance company, the outstanding balance of premiums financed at December 31, 2000 was approximately $14 million. The average yield on the portfolio before deducting investment expenses was 5.7%, 5.6% and 6.1% in 1998, 1999 and 2000, respectively, excluding capital gains.

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

COMMISSIONS, FEES AND OTHER INCOME

     Chandler USA's income from commissions, fees and other income decreased 26%, 15% and 5% for 1998, 1999 and 2000, respectively. The majority of Chandler USA's income from commissions, fees and other income are from L&W.

     L&W's brokerage commissions and fees before intercompany eliminations were $8.5 million in 1998, $9.6 million in 1999 and $9.4 million in 2000. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of Chandler USA's subsidiaries.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 68.8%, 78.8% and 76.0% in 1998, 1999 and 2000, respectively. The rescission of the reinsurance treaties increased losses and loss adjustment expenses in 1999 by $17.0 million. Excluding the effect of the reinsurance rescission, the loss ratio was 76.6% in 1999. Weather-related losses (net of applicable reinsurance) from wind and hail were $1.4 million, $4.3 million and $2.9 million in 1998, 1999 and 2000, respectively, and increased the respective loss ratios by 2.7, 6.4 and 3.4 percentage points (excluding the effect of the reinsurance rescission in 1999). The 1999 year included $1.8 million in weather-related losses which resulted from the tornadoes, strong winds and hail that caused significant damage in Oklahoma on May 3, 1999. The decrease in weather-related losses in 2000 was largely offset by adverse loss experience in the group accident and health program and higher than normal losses in Chandler USA's surety bond program.

POLICY ACQUISITION COSTS

     Policy acquisition costs consist of costs associated with the acquisition of new and renewal business and generally include direct costs such as premium taxes, commissions to agents and ceding companies and premium-related assessments and indirect costs such as salaries and expenses of personnel who perform and support underwriting activities. NAICO also receives ceding commissions from reinsurers who assume premiums from NAICO under certain reinsurance contracts and the ceding commissions are accounted for as a reduction of policy acquisition costs. Direct policy acquisition costs and ceding commissions are deferred and amortized over the terms of the policies. When the sum of the anticipated losses, loss adjustment expenses and unamortized policy acquisition costs exceeds the related unearned premiums, including anticipated investment income, a provision for the indicated deficiency is recorded.

     The following table sets forth Chandler USA's policy acquisition costs for each of the three years ended December 31, 1998, 1999 and 2000:

                                                  YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1998        1999        2000
                                             ----------  ----------  -----------
                                                       (In thousands)
Commissions expense......................... $  15,472   $  20,532   $   22,780
Other premium related assessments ..........       928       1,214          989
Premium taxes ..............................     3,144       3,179        4,487
Excise taxes ...............................       161         236          351
Dividends to policyholders .................       242         324          190
Other expense ..............................       151         205          176
                                             ----------  ----------  -----------
Total direct expenses ......................    20,098      25,690       28,973
Indirect underwriting expenses .............    13,808      16,354       17,483
Commissions received from reinsurers .......   (26,776)    (17,670)     (32,447)
Adjustment for deferred acquisition costs ..     3,555      (3,214)       3,146
                                             ----------  ----------  -----------
Net policy acquisition costs ............... $  10,685   $  21,160   $   17,155
                                             ==========  ==========  ===========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 25.2%, 24.8% and 23.6% in 1998, 1999 and 2000, respectively. For these periods, commission expense as a percentage of gross written and assumed premiums was 11.5%, 12.1% and 11.6%. Indirect underwriting expenses were 10.3%, 9.6% and 8.9% of total direct written and assumed premiums in 1998, 1999 and 2000, respectively. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Premium taxes increased $1.3 million in 2000 due to the increase in written premiums and to a refund of $392,000 which was received in 1999 for premium taxes paid in a prior year.

     Commissions received from reinsurers was reduced by $9.7 million during 1999 due to the rescission of the reinsurance treaties discussed previously. Net policy acquisition costs increased $7.0 million in 1999 due to the rescission of the reinsurance treaties, net of the adjustment for deferred acquisition costs. Ceding commissions during 2000 included $3.4 million for the purchase of the quota share reinsurance in the fourth quarter of 2000. Net policy acquisition costs decreased $1.5 million in 2000 due to the purchase of the quota share reinsurance, net of the adjustment for deferred acquisition costs.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 8.8%, 7.0% and 6.5% of gross premiums earned and commissions, fees and other income (excluding the fee related to the rescission of the reinsurance treaties) in 1998, 1999 and 2000, respectively. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors, including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's revenues.

INTEREST EXPENSE

     Interest expense increased 101%, 69% and 51% in 1998, 1999 and 2000, respectively. The increase in 1998 was primarily due to increased levels of bank debt. The increases in 1999 and 2000 were due primarily to interest expense on the $24 million debenture offering which was completed on July 16, 1999 by Chandler USA. See "Liquidity and Capital Resources."

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving the CenTra Group. Litigation expenses were $423,000 in 1998 compared to $207,000 in 1999 and $71,000 in 2000. Increased or renewed activity could result in greater litigation expenses in the future.

     Certain litigation expenses may be recovered from Chandler Insurance's directors and officers liability insurer ("D&O Insurer"). As a result of various events in 1995, Chandler Barbados and Chandler USA recorded $654,000 and $164,000, respectively, estimated recoveries of costs from the D&O Insurer related to a $1 million claim for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. In 1996, Chandler Barbados and Chandler USA recorded additional estimated recoveries of $102,000 and $880,000, respectively. Chandler Barbados and Chandler USA received payments for the 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. In connection with the Oklahoma Court judgments, Chandler Barbados recorded an additional estimated recovery of $2.7 million from the D&O Insurer. Chandler Insurance and its subsidiaries are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. Some amounts have been previously paid without dispute and Chandler Insurance is negotiating with the D&O Insurer for payment of the policy balance. Chandler Insurance and its subsidiaries could recover the remaining policy limits or could compromise their claim, and could incur significant costs in settling this matter.

     See "CenTra Litigation" and Note 9 to Consolidated Financial Statements.

NET INCOME (LOSS)

     As a result of the factors described above, Chandler USA reported a net loss of $4.0 million and $87,000 in 2000 and 1999, respectively, compared to net income of $433,000 in 1998.

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

     NAICO purchases fixed-maturity investments to support its investment strategies which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and its mix of business. At the time of purchase, investments in debt securities that NAICO has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. NAICO has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of income tax as a separate component of other comprehensive income until realized.

     During 1998, Chandler USA used $10.3 million in cash from operations due primarily to the purchase of additional reinsurance described previously. During 1999 and 2000, Chandler USA provided $5.2 million and $10.7 million, respectively, in cash from operations.

     Cash flows from investing activities were primarily the result of normal
purchases and sales of investment securities.   Net realized investment gains
before income taxes were $1.0 million, $57,000 and $144,000 during 1998, 1999 and 2000, respectively, from the sale of investments. In addition, NAICO received proceeds of $36.2 million, $4.2 million and $14.2 million during 1998, 1999 and 2000, respectively, from the sale of available for sale fixed-income securities prior to their maturity. In 1998, to augment maturities and reposition its portfolio, NAICO chose to liquidate certain fixed maturity securities that were available for sale prior to their maturities. The average maturity of NAICO's investments was 4.0 years and
4.6 years at December 31, 1999 and 2000, respectively.

     NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. At December 31, 2000, the total amount of cash and investments restricted as a result of these arrangements was $5.9 million.

     Cash flows from financing activities are affected by the level of activity related to transactions with affiliates and bank borrowings. In February 1998, Chandler USA entered into a five-year loan agreement with a bank having a principal amount of $2.3 million. In March 1998, Chandler USA borrowed an additional $6.2 million under an existing loan agreement with a bank. In July 1999, both bank notes were repaid from the proceeds of the debenture offering.

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

     Chandler Insurance will finance the Recapitalization Plan through (i) a $2.4 million sale of Chandler Insurance Class A Common Shares to Messrs. LaGere and Paden, (ii) up to an $11.8 million intercompany loan from Chandler Barbados, and (iii) proceeds of approximately $735,000 from the exercise of outstanding Chandler Insurance options. Chandler USA will loan up to $11.8 million to Chandler Barbados. Up to $8.0 million of Chandler USA's intercompany loan to Chandler Barbados will be from a dividend declared by NAICO and approximately $3.8 million will be from a sale and leaseback transaction for certain equipment owned by Chandler USA. Management believes that the use of the intercompany loan will not impair the financial position of Chandler Insurance, Chandler USA or its subsidiaries.

CENTRA LITIGATION

     In 1992, Chandler Insurance and certain of its subsidiaries and affiliates became involved in certain legal proceedings beyond the ordinary course of business. See Note 9 to Consolidated Financial Statements for a detailed discussion of the CenTra litigation.

     The Nebraska Court had previously ordered CenTra to divest all shares of Chandler Insurance stock owned or controlled by it or its affiliates. During December 1999, Chandler Insurance acquired 1,989,200 shares of its own stock in exchange for payment of $15,204,758 to the CenTra Group and affiliates. During November 2000, Chandler Insurance acquired the remaining 1,142,625 of its common shares in exchange for payment of $6,882,500 to the CenTra Group and affiliates pursuant to a ruling of the Oklahoma Court in April 1997, which was upheld by the 10th Circuit Court of Appeals in September 2000. The Nebraska Court determined the method of divestiture of these shares and gave effect to the Oklahoma Court judgment ordering the repurchase of the shares which resulted in the above payments. Based on the April 1997 judgment and subsequent actions by the Oklahoma Court, Chandler Insurance previously recorded the return of 1,660,125 shares as a decrease to shareholders' equity during 1997. Following the execution of the judgment of the Nebraska Court, the CenTra Group filed pleadings in the Oklahoma Court claiming entitlement to post-judgment interest on the amounts Chandler Insurance was ordered to pay in exchange for the transfer of the shares. CenTra claims that it is entitled to post-judgment interest amounting to approximately $2.5 million. Chandler Insurance vigorously opposes this claim and the issue is now pending before the Oklahoma Court. The Oklahoma Court has asked for briefs and may hear argument but has not scheduled a date for decision of these issues. The Oklahoma Court currently has under consideration dispositive motions regarding a claim made by CenTra affiliates based upon alleged wrongful cancellation of certain insurance policies by NAICO and NAICO Indemnity (Cayman), Ltd., a wholly owned subsidiary of Chandler Insurance.

     While Chandler USA believes that it is likely that Chandler Insurance and its subsidiaries, including Chandler USA, will ultimately prevail as to all material claims asserted in the CenTra litigation, should the CenTra litigation be decided adversely to either Chandler USA or NAICO, such event could have a material adverse effect on Chandler USA, and impair the ability of NAICO to pay dividends or other payments to Chandler USA.

YEAR 2000 READINESS DISCLOSURES

     Through 2000, Chandler USA has not experienced any significant problems or disruptions related to year 2000 problems. Chandler USA is currently not aware of any significant disruptions experienced by its customers, vendors and service providers that would materially affect their ability to do business with Chandler USA. While it is possible that certain year 2000 problems may exist but have not yet materialized, Chandler USA does not currently expect any year 2000 problems to be encountered in the future that would have a material adverse effect on the operating results of Chandler USA.

ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that Chandler USA recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Chandler USA will adopt SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 will not have a material impact on Chandler USA's consolidated financial condition, results of operations or cash flows since Chandler USA has no derivative instruments.

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

     As of December 31, 2000, substantially all of the investments of NAICO were in fixed-maturity investments (rated A1 or AA- or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts and a collateralized repurchase agreement. NAICO does not hold any investments classified as trading account assets or derivative financial instruments.

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


                                                                                        Estimated
                                                              Hypothetical           fair value after
                                                                change in              hypothetical
                                      Fair value at           interest rate              change in
                                       December 31,         (bp=basis points)          interest rate
                                  ---------------------   ----------------------   ---------------------
                                     1999       2000      (Dollars in thousands)      1999       2000
                                  ---------- ----------                            ---------- ----------

Fixed-maturity investments (1)... $  88,275  $  87,902    100 bp increase.......   $  85,625  $  84,794
                                                          200 bp increase.......      83,117     81,851
                                                          100 bp decrease.......      91,077     91,193
                                                          200 bp decrease.......      94,041     94,675
---------------------------------

(1)  The fair value at December 31, 2000 excludes short-term investments with a fair value of $4.5 million as management does not feel that these investments are exposed to significant interest rate risk due to their maturity dates.  Chandler USA did not hold any short-term investments at December 31, 1999.


     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2000 would reduce the estimated fair value of NAICO's fixed-maturity investments by approximately $6.1 million at that date.

     Chandler USA is obligated for senior debentures that have a maturity date of July 16, 2014. The debentures have a fixed interest rate of 8.75% and are redeemable on or after July 16, 2009 without penalty or premium. At December 31, 2000, the fair value of Chandler USA's debentures was estimated to be $21.6 million based on quoted market prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 (a) 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000, together with the related notes thereto and the report of Deloitte & Touche LLP, independent auditors on such financial statements as of December 31, 2000 and for the three years then ended are filed as a part of this Form 10-K. See accompanying Index on page F-1.

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

          3.  EXHIBITS.

              3.1  Certificate of Incorporation (1)

              3.2  Bylaws, as amended (1)

              4.1 Form of Indenture entered into by and between Chandler USA as issuer and U.S. Trust of Texas, N.A. as trustee (1)

             10.1 Employment Agreement, effective as of October 28, 1988, by and between Chandler USA and Brent LaGere (1)

             10.2 Employment Agreement, effective as of October 28, 1988, by and between Chandler USA, and Brenda B. Watson (formerly Brenda B. Pair) (1)

             10.3  Amendment to Employment Agreement, effective as of January
                   1, 1999, by and between Chandler USA and Brenda B. Watson (1)

             21.1  Subsidiaries of the registrant.

-------------------------------

              (1) Previously filed as an exhibit to Registration No. 333-76393 on Form S-1 and incorporated herein by reference.

          Copies of the foregoing exhibits filed with this Form 10-K or incorporated by reference are available from Chandler USA upon written request and payment of a reasonable copying fee.

     (b)  Reports on Form 8-K.

          Chandler USA filed one current report on Form 8-K dated November 27, 2000 responding to Item 5 of Form 8-K.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               CHANDLER (U.S.A.), INC.

Date:  March 20, 2001          By: /s/ W. Brent LaGere
                                   ------------------------------------------
                                   W. Brent LaGere
                                   Chairman of the Board, President
                                   and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:  March 20, 2001              /s/ W. Brent LaGere
                                   --------------------------------------------
                                   W. Brent LaGere, Chairman of the Board,
                                   Chief Executive Officer, President and
                                   Director (Principal Executive Officer)

Date:  March 20, 2001              /s/ Mark T. Paden
                                   --------------------------------------------
                                   Mark T. Paden, Executive Vice President,
                                   Chief Operating Officer, Chief Financial
                                   Officer and Director
                                   (Principal Financial Officer)

Date:  March 20, 2001              /s/ Mark C. Hart
                                   --------------------------------------------
                                   Mark C. Hart, Vice President - Finance
                                   and Treasurer (Principal Accounting Officer)


Date:  March 20, 2001              /s/ Richard L. Evans
                                   --------------------------------------------
                                   Richard L. Evans, Senior Vice President
                                   and Director


Date:  March 20, 2001              /s/ R. Patrick Gilmore
                                   --------------------------------------------
                                   R. Patrick Gilmore, Senior Vice President,
                                   Secretary, General Counsel and Director


Date:  March 20, 2001              /s/ Robert L. Rice
                                   --------------------------------------------
                                   Robert L. Rice, Director

Date:  March 20, 2001              /s/ James M. Jacoby
                                   --------------------------------------------
                                   James M. Jacoby, Director

Date:  March 20, 2001              /s/ Paul A. Maestri
                                   --------------------------------------------
                                   Paul A. Maestri, Director


Date:  March 20, 2001              /s/ W. Scott Martin
                                   --------------------------------------------
                                   W. Scott Martin, Director

                           CHANDLER (U.S.A.), INC.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                        PAGES
                                                                                  ------------------
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 1999 and 2000 ...................         F-2

Consolidated Statements of Operations for the years ended
   December 31, 1998, 1999 and 2000 ............................................         F-3

Consolidated Statements of Comprehensive Income for the years ended
   December 31, 1998, 1999 and 2000 ............................................         F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1999 and 2000 ............................................         F-5

Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1998, 1999 and 2000 ............................................         F-6

Notes to Consolidated Financial Statements .....................................   F-7 through F-24

Independent Auditors' Report on Consolidated Financial Statements
   and Financial Statement Schedules ...........................................        F-25

SCHEDULES

   I   Summary of Investments - Other Than Investments in Related Parties ......        F-26

   II  Condensed Financial Information of Registrant ...........................  F-27 through F-29

   III Supplementary Insurance Information .....................................        F-30

   IV  Reinsurance .............................................................        F-31

   V   Valuation and Qualifying Accounts .......................................        F-32

   VI  Supplemental Information (for property-casualty insurance underwriters)..        F-33


                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1999          2000
                                                                                         ----------    ----------
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $6,889 and $5,446 in 1999 and 2000, respectively) ....... $   6,826     $   5,538
    Unrestricted (amortized cost $83,260 and $85,693 in 1999 and 2000, respectively) ...    80,410        85,746
  Fixed maturities held to maturity, at amortized cost
    Restricted (fair value $176 and $186 in 1999 and 2000, respectively) ...............       169           174
    Unrestricted (fair value $863 and $953 in 1999 and 2000, respectively) .............       815           882
  Equity securities available for sale, at fair value ..................................       306           442
                                                                                         ----------    ----------
    Total investments ..................................................................    88,526        92,782
Cash and cash equivalents ..............................................................     5,140        11,978
Premiums receivable, less allowance for non-collection
  of $263 and $308 at 1999 and 2000, respectively ......................................    47,717        33,519
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $275 at 1999 and 2000 ..............................................     3,281         3,283
Reinsurance recoverable on paid losses from related parties ............................         -           614
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $302 and $397 at 1999 and 2000, respectively .......................    37,540        39,387
Reinsurance recoverable on unpaid losses from related parties ..........................     9,542        14,079
Prepaid reinsurance premiums ...........................................................    19,960        32,699
Prepaid reinsurance premiums to related parties ........................................     9,604        10,368
Deferred policy acquisition costs ......................................................     3,134             -
Property and equipment, net ............................................................    10,719        12,451
Licenses, net ..........................................................................     4,044         3,894
Excess of cost over net assets acquired, net ...........................................     3,956         2,963
Other assets ...........................................................................    13,673        15,481
                                                                                         ----------    ----------
Total assets ........................................................................... $ 256,836     $ 273,498
                                                                                         ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ........................................... $  98,460     $ 100,173
  Unearned premiums ....................................................................    67,769        74,198
  Policyholder deposits ................................................................     5,135         5,062
  Accrued taxes and other payables .....................................................     6,544         6,690
  Premiums payable .....................................................................     7,313        17,807
  Premiums payable to related parties ..................................................       343             -
  Amounts due to affiliate .............................................................       533           717
  Debentures ...........................................................................    24,000        24,000
                                                                                         ----------    ----------
    Total liabilities ..................................................................   210,097       228,647
                                                                                         ----------    ----------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ................................................         2             2
  Paid-in surplus ......................................................................    60,584        60,584
  Accumulated deficit ..................................................................   (12,127)      (16,122)
  Accumulated other comprehensive income (loss):
  Unrealized gain (loss) on investments available for sale, net
    of deferred income taxes ...........................................................    (1,720)          387
                                                                                         ----------    ----------
    Total shareholder's equity .........................................................    46,739        44,851
                                                                                         ----------    ----------
Total liabilities and shareholder's equity ............................................. $ 256,836     $ 273,498
                                                                                         ==========    ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                  1998         1999         2000
                                                                               ----------   ----------   ----------
Premiums and other revenues
  Direct premiums written and assumed ........................................ $ 134,293    $ 169,569    $ 197,196
  Reinsurance premiums ceded .................................................   (68,793)     (41,698)     (83,674)
  Reinsurance premiums ceded to related parties ..............................   (18,878)     (23,599)     (35,077)
                                                                               ----------   ----------   ----------
    Net premiums written and assumed .........................................    46,622      104,272       78,445
  Decrease (increase) in unearned premiums ...................................     5,802      (17,174)       7,074
                                                                               ----------   ----------   ----------
    Net premiums earned ......................................................    52,424       87,098       85,519

Interest income, net .........................................................     4,904        3,959        4,335
Realized investment gains, net ...............................................     1,036           57          144
Fee for rescinded reinsurance treaties .......................................         -       10,000            -
Commissions, fees and other income ...........................................     1,744        1,481        1,409
                                                                               ----------   ----------   ----------
    Total premiums and other revenues ........................................    60,108      102,595       91,407
                                                                               ----------   ----------   ----------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts ceded
    to related parties of $12,484, $11,239 and $19,212
    in 1998, 1999 and 2000, respectively .....................................    36,050       68,659       64,999
  Policy acquisition costs, net of ceding commissions received from related parties of $6,916, $8,403 and $12,390
    in 1998, 1999 and 2000, respectively .....................................    10,685       21,160       17,155
  General and administrative expenses ........................................    11,277       10,795       12,398
  Interest expense ...........................................................       887        1,496        2,255
  Litigation expenses, net ...................................................       423          207           71
                                                                               ----------   ----------   ----------
    Total operating costs and expenses .......................................    59,322      102,317       96,878
                                                                               ----------   ----------   ----------
Income (loss) before income taxes ............................................       786          278       (5,471)
Federal income tax benefit (provision) .......................................      (353)        (365)       1,476
                                                                               ----------   ----------   ----------
  Net income (loss) .......................................................... $     433    $     (87)   $  (3,995)
                                                                               ==========   ==========   ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                   1998         1999         2000
                                                                                ----------   ----------   ----------
Net income (loss) ............................................................. $     433    $     (87)   $  (3,995)
                                                                                ----------   ----------   ----------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ...................     1,631       (3,633)       3,337
    Less: Reclassification adjustment for gains included in net income (loss)..    (1,036)         (57)        (144)
                                                                                ----------   ----------   ----------
Other comprehensive income (loss), before income tax ..........................       595       (3,690)       3,193
Income tax benefit (provision) related to items of other
  comprehensive income (loss) .................................................      (203)       1,255       (1,086)
                                                                                ----------   ----------   ----------
Other comprehensive income (loss), net of income tax ..........................       392       (2,435)       2,107
                                                                                ----------   ----------   ----------
Comprehensive income (loss) ................................................... $     825    $  (2,522)   $  (1,888)
                                                                                ==========   ==========   ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                              1998         1999         2000
                                                                           ----------   ----------   ----------

OPERATING ACTIVITIES
  Net income (loss) ...................................................... $     433    $     (87)   $  (3,995)
  Add (deduct):
    Adjustments to reconcile net income (loss) to cash provided by
      (applied to) operating activities:
      Realized investment gains, net .....................................    (1,036)         (57)        (144)
      Net (gains) losses on sale of property and equipment ...............      (137)          68           10
      Amortization and depreciation ......................................     2,334        2,225        2,592
      Provision for non-collection of premiums ...........................       152          210          179
      Provision for non-collection of reinsurance recoverables ...........        50            -            -
      Net change in non-cash balances relating to operating activities:
        Premiums receivable ..............................................    (1,038)     (19,459)      14,019
        Reinsurance recoverable on paid losses ...........................      (160)        (672)         (50)
        Reinsurance recoverable on paid losses from related parties ......         -            -         (614)
        Reinsurance recoverable on unpaid losses .........................   (18,679)      (8,522)      (1,799)
        Reinsurance recoverable on unpaid losses from related parties ....    (1,997)       2,371       (4,537)
        Prepaid reinsurance premiums .....................................   (12,786)       2,488      (12,739)
        Prepaid reinsurance premiums to related parties ..................    (1,275)      (2,436)        (764)
        Deferred policy acquisition costs ................................     3,475       (3,134)       3,134
        Other assets .....................................................      (448)        (871)      (3,006)
        Unpaid losses and loss adjustment expenses .......................     6,980       17,759        1,713
        Unearned premiums ................................................     8,258       17,122        6,429
        Policyholder deposits ............................................       106          199          (73)
        Accrued taxes and other payables .................................    (1,956)       2,789          146
        Premiums payable .................................................     6,456       (3,647)      10,494
        Premiums payable to related parties ..............................       980       (1,119)        (343)
                                                                           ----------   ----------   ----------
      Cash provided by (applied to) operating activities .................   (10,288)       5,227       10,652
                                                                           ----------   ----------   ----------

INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ............................................................   (47,602)     (21,844)     (39,653)
    Sales ................................................................    36,177        4,159       14,167
    Maturities ...........................................................    24,331       10,605       24,391
  Unrestricted fixed maturities held to maturity:
    Maturities ...........................................................       100          265            -
  Cost of property and equipment purchased ...............................    (3,481)      (3,912)      (2,949)
  Proceeds from sale of property and equipment ...........................       369          121           46
                                                                           ----------   ----------   ----------
      Cash provided by (applied to) investing activities .................     9,894      (10,606)      (3,998)
                                                                           ----------   ----------   ----------
FINANCING ACTIVITIES
  Proceeds from notes payable and debentures .............................     8,548       24,000            -
  Payments on notes payable ..............................................    (1,934)      (9,410)           -
  Debt issue costs .......................................................         -       (1,689)           -
  Proceeds from borrowing from affiliate .................................     9,543        3,805        1,200
  Payments on borrowing from affiliate ...................................   (17,242)     (15,491)      (1,016)
                                                                           ----------   ----------   ----------
    Cash provided by (applied to) financing activities ...................    (1,085)       1,215          184
                                                                           ----------   ----------   ----------
  Increase (decrease) in cash and cash equivalents during the period .....    (1,479)      (4,164)       6,838

  Cash and cash equivalents at beginning of period .......................    10,783        9,304        5,140
                                                                           ----------   ----------   ----------
  Cash and cash equivalents at end of period ............................. $   9,304    $   5,140    $  11,978
                                                                           ==========   ==========   ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (Amounts in thousands)

                                                                  Accumulated
                                                                     other        Total
                                   Common  Paid-in  Accumulated  comprehensive shareholder's
                                    stock  surplus    deficit    income (loss)    equity
                                  -------- -------- -----------  ------------- -------------

Balance, January 1, 1998 ........ $     2  $60,584  $  (12,473)  $        323  $     48,436

Net income ......................       -        -         433              -           433

Change in unrealized gain on
  investments available for
  sale, net of income tax .......       -        -           -            392           392
                                  -------- -------- -----------  ------------- -------------

Balance, December 31, 1998 ......       2   60,584     (12,040)           715        49,261

Net loss ........................       -        -         (87)             -           (87)

Change in unrealized loss on
  investments available for
  sale, net of income tax .......       -        -           -         (2,435)       (2,435)
                                  -------- -------- -----------  ------------- -------------

Balance, December 31, 1999 ......       2   60,584     (12,127)        (1,720)       46,739

Net loss ........................       -        -      (3,995)             -        (3,995)

Change in unrealized gain on
  investments available for
  sale, net of income tax .......       -        -           -          2,107         2,107
                                  -------- -------- -----------  ------------- -------------

Balance, December 31, 2000 ...... $     2  $60,584  $  (16,122)  $        387  $     44,851
                                  ======== ======== ===========  ============= =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

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

          The consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles ("GAAP"). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.
       Certain reclassifications of prior years have been made to conform to the 2000 presentation.

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

  (C)  IMPAIRMENT OF LONG-LIVED ASSETS

          Chandler USA periodically evaluates the carrying value of long-lived assets to be held and used when changes in events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the separately identifiable anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs.

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

  (F)  DEFERRED POLICY ACQUISITION COSTS

          Policy acquisition costs that vary with and are primarily related to the acquisition of new and renewal business (such as premium taxes, agent commissions, commissions received from reinsurers and a portion of other underwriting expenses) are deferred and amortized over the terms of the policies. When the sum of the anticipated losses, loss adjustment expenses and unamortized policy acquisition costs exceeds the related unearned premiums, including anticipated investment income, a provision for the indicated deficiency is recorded. Certain policy acquisition costs, such as policyholder dividends, are expensed directly. NAICO expensed $242,000, $324,000 and $190,000 during 1998,
       1999 and 2000, respectively, for dividends to policyholders primarily on participating workers compensation policies. Gross written premiums for participating policies were $2.3 million, $1.9 million and $1.6 million in 1998, 1999 and 2000, respectively.

  (G)  PROPERTY AND EQUIPMENT

          Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 to 31 years. Property and equipment consisted of the following at December 31:

                                                          1999       2000
                                                       ---------- ----------
                                                           (In thousands)
               Real estate and improvements............ $  8,151  $   9,921
               Other property and equipment............   11,230     11,867
                                                        --------- ----------
                                                          19,381     21,788
               Accumulated depreciation................   (8,662)    (9,337)
                                                        --------- ----------
                                                        $ 10,719  $  12,451
                                                        ========= ==========

          Depreciation expense was approximately $1,047,000, $1,074,000 and $1,162,000 for 1998, 1999 and 2000, respectively.

  (H)  INTANGIBLE ASSETS

          The cost of insurance licenses acquired is amortized over 40 years using the straight-line method. The excess of cost over net assets acquired is amortized by the straight-line method over 15-17 years. Intangible assets included the following at December 31:

                                                          1999       2000
                                                       ---------- ----------
                                                           (In thousands)

           Licenses................................... $   5,991  $   5,991
           Excess of cost over net assets acquired....    10,748     10,748
                                                       ---------- ----------
                                                          16,739     16,739
           Accumulated amortization...................    (8,739)    (9,882)
                                                       ---------- ----------
                                                       $   8,000  $   6,857
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

  (J)  INVESTMENTS

          At the time of purchase, investments in debt securities that Chandler USA has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. Chandler USA has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of income tax as other comprehensive income until realized. Realized gains and losses on sales of securities are based on the specific identification method.
       Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

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

  (M)  SUPPLEMENTAL CASH FLOW INFORMATION

          Cash payments for interest and income taxes, and noncash investing activities were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                     1998       1999       2000
                                                  ---------- ---------- ----------
                                                           (In thousands)
     Cash payments during the year for:
        Interest................................. $     941  $     549  $   2,255
        Income taxes.............................       170        857        587

     Transfers from restricted securities, net... $     299  $     892  $   1,441


  (N)  REINSURANCE

          Management believes all of NAICO's reinsurance contracts with reinsurers meet the criteria for risk transfer and the revenue and cost recognition provisions in order to be accounted for as reinsurance. As more fully explained in Note 10, reinsurance contracts do not relieve NAICO from its obligation to policyholders. In addition, failure of reinsurers to honor their obligations could result in losses to Chandler USA.

  (O)  ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS
       No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that Chandler USA recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Chandler USA will adopt SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 will not have a material impact on Chandler USA's consolidated financial condition, results of operations or cash flows since Chandler USA has no derivative instruments.

NOTE 2. INVESTMENTS AND INTEREST INCOME

   Net interest income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.

                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                       1998       1999       2000
                                                    ---------- ---------- ----------
                                                             (In thousands)
Interest on fixed-maturity investments............. $   4,963 $    4,631  $   5,330
Interest on cash equivalents.......................       622        501        730
Investment expenses................................      (681)    (1,173)    (1,725)
                                                    ---------- ---------- ----------
   Interest income, net............................     4,904      3,959      4,335
                                                    ---------- ---------- ----------
Realized gains, net - fixed-maturity investments...     1,036         57        144
                                                    ---------- ---------- ----------
                                                    $   5,940  $   4,016  $   4,479
                                                    ========== ========== ==========

     Investment expenses include $399,000, $851,000 and $1,365,000 for the years ended December 31, 1998, 1999 and 2000, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

     The amortized cost of fixed maturities or cost of equity securities, gross unrealized gains or losses, fair value and carrying value of investments are as follows:

                                                        GROSS     GROSS
                                                     UNREALIZED UNREALIZED   FAIR      CARRYING
DECEMBER 31, 1999                            COST       GAINS     LOSSES     VALUE       VALUE
----------------------------------------- ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                          (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $  42,677  $       7  $  (1,194) $  41,490  $  41,490
Debt securities issued by
   foreign governments...................     1,503          -         (5)     1,498      1,498
Obligations of states and political
   subdivisions..........................    10,188          -       (274)     9,914      9,914
Corporate obligations....................    28,963          -     (1,055)    27,908     27,908
Public utilities.........................     6,194          -       (402)     5,792      5,792
Mortgage-backed securities...............       624         12         (2)       634        634
                                          ---------- ---------- ---------- ---------- ----------
                                          $  90,149  $      19  $  (2,932) $  87,236  $  87,236
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
                                          ========== ========== ========== ========== ==========

                                                        GROSS     GROSS
                                                     UNREALIZED UNREALIZED   FAIR      CARRYING
DECEMBER 31, 2000                            COST       GAINS     LOSSES     VALUE       VALUE
----------------------------------------- ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                          (In thousands)

U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $  33,697  $     347  $    (283) $  33,761  $  33,761
Obligations of states and political
   subdivisions..........................     8,157         64         (9)     8,212      8,212
Corporate obligations....................    34,177        437       (379)    34,235     34,235
Public utilities.........................    10,099        116       (137)    10,078     10,078
Mortgage-backed securities...............     5,009          -        (11)     4,998      4,998
                                          ---------- ---------- ---------- ---------- ----------
                                          $  91,139  $     964  $    (819) $  91,284  $  91,284
                                          ========== ========== ========== ========== ==========

FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $   1,056  $      83  $       -  $   1,139  $   1,056
                                          ========== ========== ========== ========== ==========
EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock.......................... $       -  $     442  $       -  $     442  $     442
                                          ========== ========== ========== ========== ==========

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at December 31, 2000 are shown below:

                                              AVAILABLE FOR SALE    HELD TO MATURITY
                                            --------------------- ---------------------
                                             AMORTIZED             AMORTIZED
                                               COST    FAIR VALUE    COST    FAIR VALUE
                                            ---------- ---------- ---------- ----------
                                                           (In thousands)
Due in one year or less.................... $  13,009  $  13,016  $       -  $       -
Due after one year through five years......    41,995     42,458      1,056      1,139
Due after five years through ten years.....    31,126     30,812          -          -
Due after ten years........................         -          -          -          -
                                            ---------- ---------- ---------- ----------
                                               86,130     86,286      1,056      1,139
Mortgage-backed securities.................     5,009      4,998          -          -
                                            ---------- ---------- ---------- ----------
                                            $  91,139  $  91,284  $   1,056  $   1,139
                                            ========== ========== ========== ==========

     Realized gains and losses from sales of fixed maturities are shown below:

                                             GROSS REALIZED GAINS  GROSS REALIZED LOSSES
                                             --------------------  ---------------------
                                                           (In thousands)
          1998.............................. $             1,081   $                 45
          1999..............................                  63                      6
          2000..............................                 204                     60


     NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. As of December 31, 1999 and 2000, the carrying value of these deposits totaled approximately $7.2 million and $5.9 million, respectively.

NOTE 3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     NAICO provides a reserve for estimated losses (reported and unreported) and loss adjustment expenses based on historical experience and payment reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and such estimates are periodically reviewed by independent professional actuaries. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that define and expand insurance coverage subsequent to the time that the insurance policy was priced and sold. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from NAICO's net liability for unpaid losses and loss adjustment expenses were approximately $3.2 million and $3.5 million at December 31, 1999 and 2000, respectively. Although such estimates are management's best estimates of the expected values, the ultimate liability for unpaid claims may vary from these values. NAICO does not discount the liability for unpaid losses and loss adjustment expenses.

     The following table sets forth a reconciliation of the beginning and ending unpaid losses and loss adjustment expenses which are net of reinsurance deductions.

                                                                              YEAR ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                            1998       1999       2000
                                                                        ---------- ---------- ----------
                                                                                 (In thousands)
Net balance before provision for uncollectible reinsurance
   at beginning of year................................................ $  53,345  $  39,570  $  51,123
                                                                        ---------- ---------- ----------
Net losses and loss adjustment expenses incurred related to:
   Current year........................................................    34,313     65,139     60,020
   Prior years.........................................................     1,737      3,520      4,979
                                                                        ---------- ---------- ----------
      Total............................................................    36,050     68,659     64,999
                                                                        ---------- ---------- ----------
Net paid losses and loss adjustment expenses related to:
   Current year........................................................   (19,495)   (33,210)   (33,525)
   Prior years.........................................................   (30,330)   (23,896)   (36,009)
                                                                        ---------- ---------- ----------
      Total............................................................   (49,825)   (57,106)   (69,534)
                                                                        ---------- ---------- ----------
Balance before provision for uncollectible reinsurance at end of year..    39,570     51,123     46,588
Adjustments to reinsurance recoverables on
   unpaid losses for uncollectible reinsurance.........................       351        255        119
                                                                        ---------- ---------- ----------
Net balance at end of year............................................. $  39,921  $  51,378  $  46,707
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

                                                                       PAGE F-13
NOTE 4. DEBENTURES

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to its parent, Chandler Barbados, and for general corporate purposes. As of December 31, 2000, Chandler USA has capitalized $1.5 million related to debt issuance costs for the debentures. These costs are being amortized as interest expense over the term of the debentures. Chandler USA's subsidiaries and affiliates are not obligated by the debentures. Accordingly, the debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. The indenture governing the debentures contains certain restrictive covenants, including covenants that limit subsidiary debt, issuance or sale of subsidiary stock, incurring of liens, sale-leaseback transactions, mergers, consolidations and sales of assets. At December 31, 2000, Chandler USA was in compliance with all covenants.

NOTE 5. SHAREHOLDER'S EQUITY

CAPITAL STOCK

     In addition to the regulatory oversight of NAICO by the Oklahoma Department of Insurance, Chandler Insurance and Chandler USA are also subject to regulation under the insurance laws of Oklahoma (the "Oklahoma Insurance Code"). In addition to various reporting requirements imposed on Chandler Insurance and Chandler USA, the Oklahoma Insurance Code requires any person who seeks to acquire or exercise control over NAICO (which is presumed to exist if any person owns 10% or more of Chandler Insurance's or Chandler USA's outstanding voting stock) to file and obtain approval of certain applications with the Oklahoma Department of Insurance regarding their proposed ownership of such shares.

STATUTORY FINANCIAL INFORMATION AND MINIMUM CAPITAL REQUIREMENTS

     NAICO is required to file financial statements with state regulatory authorities prepared on a statutory basis which differs from GAAP. Statutory net income (loss) and statutory capital and surplus of NAICO are as follows:

                                                1998         1999         2000
                                             ----------   ----------   ----------
                                                        (In thousands)
            Statutory net income (loss)..... $   6,877    $  (1,455)   $   2,915
            Statutory capital and surplus... $  45,327    $  44,638    $  48,550


     In 1998, the National Association of Insurance Commissioners adopted codified statutory accounting principles ("Codification"). Codification will change, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that NAICO uses to prepare its statutory financial statements. The State of Oklahoma has adopted Codification to be effective January 1, 2001. If Codification had been in effect at December 31, 2000, NAICO's statutory surplus would have increased by approximately $3.5 million.

     The National Association of Insurance Commissioners has adopted risk-based capital ("RBC") standards for domestic property and casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 1999 and 2000.

     At periodic intervals, various insurance regulatory authorities routinely examine the required statutory financial statements of NAICO as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

     The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Oklahoma Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year, or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria the maximum shareholder dividend NAICO may pay in 2001 without the approval of the Oklahoma Department of Insurance is approximately $4.9 million. Prior to 1998, NAICO (during the ownership by Chandler USA) had not paid any cash shareholder dividends. During 1998, NAICO paid a cash shareholder dividend of $6.0 million to Chandler USA. In 2000, NAICO paid cash shareholder dividends totaling $2.5 million to Chandler USA. On January 31, 2001, the Oklahoma Department of Insurance approved the payment of an extraordinary dividend by NAICO of up to $8.0 million to Chandler USA.

     The future payment of shareholder dividends also depends upon the earnings, financial position and cash requirements of Chandler USA, as well as regulatory limitations and such other factors as the board of directors may deem relevant.

     NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $15.9 million as of December 31, 2000). NAICO paid approximately $561,000, $465,000 and $294,000 in policyholder dividends during 1998, 1999 and 2000, respectively.

NOTE 6. INCOME TAXES

     Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differ from those expected using U.S. Federal enacted income tax rates as noted by the following:

                                                        1998      1999      2000
                                                      --------  --------  --------
                                                             (In thousands)
Computed income tax provision (benefit) at 34% ...... $   267   $    95   $(1,860)
Increase (decrease) in income taxes resulting from:

   Amortization of licenses and other intangibles ...     362       271       388
   Interest income on tax exempt securities .........    (298)     (140)     (147)
   Other, net .......................................      22       139       143
                                                      --------  --------  --------
Federal income tax provision (benefit) .............. $   353   $   365   $(1,476)
                                                      ========  ========  ========

U.S. Federal income tax provision (benefit) consists of:

                                                       CURRENT  DEFERRED   TOTAL
                                                      --------  --------  --------
                                                             (In thousands)
1998 ................................................ $    52   $   301   $   353
1999 ................................................   1,127      (762)      365
2000 ................................................  (1,268)     (208)   (1,476)


     Deferred income tax provision (benefit) relating to temporary differences includes the following components:

                                                        1998      1999      2000
                                                      --------  --------  --------
                                                             (In thousands)

Loss reserve discounts .............................. $   921   $  (500)  $   486
Unearned premiums ...................................     395    (1,168)      481
Deferred policy acquisition costs ...................  (1,209)    1,093    (1,070)
Reserve for uncollectible premiums receivable
   and reinsurance recoverables .....................      (9)      (63)      (39)
Depreciation and lease expense ......................     (60)      (46)      (46)
Other ...............................................     263       (78)      (20)
                                                      --------  --------  --------
                                                      $   301   $  (762)  $  (208)
                                                      ========  ========  ========

     The tax effect of temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:

                                                                                   1999        2000
                                                                                ----------  ----------
                                                                                    (In thousands)
Deferred tax assets:
   Loss reserve discounts...................................................... $   3,410   $   2,956
   Unearned premiums...........................................................     2,598       2,117
   Reserve for uncollectible premiums receivable and reinsurance recoverables..       243         282
   Unrealized loss on investments available for sale...........................       886           -
   Compensated absences .......................................................         -         146
   Net operating loss carryforwards - state ...................................     2,279       2,549
   Other ......................................................................       263         219
   Valuation allowance ........................................................    (2,279)     (2,549)
                                                                                ----------  ----------
Total deferred tax assets .....................................................     7,400       5,720
                                                                                ----------  ----------
Deferred tax liabilities:
   Deferred policy acquisition costs ..........................................     1,066           -
   Depreciation and lease expense .............................................       766         768
   Amortization of discount on fixed maturity investments .....................       167         216
   Unrealized gain on investments available for sale ..........................         -         200
   Other ......................................................................       314         327
                                                                                ----------  ----------
Total deferred tax liabilities ................................................     2,313       1,511
                                                                                ----------  ----------
Net deferred tax assets ....................................................... $   5,087   $   4,209
                                                                                ==========  ==========


     At December 31, 2000, Chandler USA had net operating loss carryforwards available for Oklahoma state tax purposes totaling approximately $42.5 million which expire in the years 2007 through 2016. A valuation allowance has been provided for the tax effect of the state net operating loss carryforwards since realization of such amounts is not considered more likely than not.

NOTE 7. EMPLOYEE BENEFITS

     Chandler USA and its subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Internal Revenue Code. All full time employees who have completed one year of service and attained age 21 may elect to participate in the 401(k) plan. Participants may contribute up to 15% of compensation, not to exceed the statutory limitations which for 2000 was $10,500. Chandler USA matches 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25% of the remaining employee contributions up to a maximum employer contribution of $3,725 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions was $259,000, $276,000 and $307,000 for 1998, 1999 and 2000,
respectively.

NOTE 8. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

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

     A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums, licenses and excess of cost over net assets acquired) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of December 31, 1999 and 2000. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 2. At December 31, 2000, the fair value of Chandler USA's debentures was estimated to be $21.6 million based on quoted market prices. At December 31, 2000, Chandler USA maintained custody of letters of credit from policyholders totaling $12.2 million, which is a reasonable estimate of their fair value.

NOTE 9. LITIGATION

GOING PRIVATE LITIGATION

     On June 5 and 6, 2000, three civil lawsuits were filed against Chandler Insurance, its indirect subsidiary Chandler USA, and all of Chandler Insurance's directors. All three suits have now been consolidated into a single proceeding. The suit alleges that the plans announced on June 1, 2000 to take Chandler Insurance private are detrimental to certain shareholders of Chandler Insurance that would be subject to a reverse stock split under the Recapitalization Plan. Each suit also requests that it be certified as a class action and that the court enter a temporary restraining order to prevent completion of the announced plan. The suit also alleges that all defendants have breached and are breaching fiduciary duties owed to the plaintiffs and other shareholders. The plaintiffs have been granted leave to amend their petitions but have not yet amended them. As a result, Chandler Insurance has not yet responded to the lawsuit but plans to file timely responses denying the allegations. On June 12, 2000, CenTra Inc. ("CenTra") made similar allegations in an already pending lawsuit in the U.S. District Court for the District of Nebraska (the "Nebraska Court") involving a court-ordered divestiture of Chandler Insurance's shares owned by CenTra. CenTra requested that the court enjoin and restrain Mr. LaGere and others from completing the announced plans. On July 20, 2000, the Nebraska Court denied CenTra's request. On June 27, 2000, CenTra filed a similar request in an already pending case in the U.S. District Court for the Western District of Oklahoma (the "Oklahoma Court"). Chandler Insurance has responded, but the Oklahoma Court has not ruled.

CENTRA LITIGATION

     Chandler Insurance and certain of its subsidiaries and affiliates, including Chandler USA, have been involved in various matters of litigation with CenTra and certain of its affiliates, officers and directors (the "CenTra Group") since 1992. The CenTra Group has been a significant shareholder in Chandler Insurance owning 49.2% of Chandler Insurance's stock in July 1992. Three present or former executive officers of CenTra, Norman E. Harned, Ronald W. Lech and M. J. Moroun were directors of Chandler Insurance until November 1999.

     On March 25, 1997, the Nebraska Court ordered CenTra and certain of its affiliates to divest all Chandler Insurance shares owned by them. The Nebraska Court approved a divestiture plan submitted by NAICO which called for Chandler Insurance to acquire and cancel the shares of Chandler Insurance stock owned by the CenTra Group. During December 1999, Chandler Insurance acquired 1,989,200 shares of its stock in exchange for payment of $15,204,758. During November 2000, Chandler Insurance acquired the remaining 1,142,625 shares of its stock in exchange for payment of $6,882,500. These shares were canceled upon acquisition by Chandler Insurance.

     On April 1, 1997, the Oklahoma Court entered judgment in favor of NAICO on CenTra's claims for alleged wrongful cancellation of CenTra's insurance with NAICO and its affiliate NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity") in 1992. The remaining issues were submitted to a jury. On April 22, 1997, the Oklahoma Court entered judgments on the jury verdicts. One judgment against Chandler Insurance required the CenTra Group to return stock it purchased in 1990 to Chandler Insurance in return for a payment of $5,099,133 from Chandler Insurance. Payment was made and the stock was returned to Chandler Insurance and canceled in December 1999 as a part of the acquisition of shares described previously. Another judgment was against both Chandler Insurance and Chandler Barbados. CenTra and an affiliate, Ammex, Inc., were awarded $6,882,500 in connection with a 1988 stock purchase agreement. On March 10, 1998, the Oklahoma Court modified its judgment to require CenTra and its affiliates to deliver 1,142,625 shares of Chandler Insurance stock they owned upon payment of the $6,882,500 judgment which was entered in April 1997. Payment was made and the stock was returned to Chandler Insurance and canceled in November 2000. Both of these judgments related to an alleged failure by Chandler Insurance to adequately disclose the fact that ownership of Chandler Insurance's stock may be subject to regulation by the Nebraska Department of Insurance under certain circumstances.

     Judgment was also entered in favor of CenTra and against certain officers and/or directors of Chandler Insurance on the securities claims relating to CenTra's 1990 stock purchases and the failure to disclose the application of Nebraska insurance law, but the judgments were $1 against each individual defendant on those claims. On ten derivative claims brought by CenTra, the jury found in CenTra's favor on three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. These amounts were recorded as receivables by Chandler USA and are included in other assets in the accompanying consolidated balance sheets. On the remaining claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded $1 each against six officers and/or directors.

     Judgment was also entered in favor of NAICO and NAICO Indemnity on counterclaims against CenTra for CenTra's failure to pay insurance premiums. Judgment was for the amount of $788,625. During 1998, the judgment was paid by funds held by the Oklahoma Court aggregating, with interest, $820,185. DuraRock Underwriters, Ltd. ("DuraRock"), an affiliate of CenTra, claimed $725,000 was owed to it under certain reinsurance treaties. That claim was settled in January 2000 with NAICO and NAICO Indemnity paying $137,500 to DuraRock.

     The Oklahoma Court's judgment also upheld a resolution adopted by Chandler Insurance's Board of Directors in August 1992 pursuant to Article XI of Chandler Insurance's Articles of Association preventing CenTra and its affiliates from voting their Chandler Insurance stock.

     As a result of the Oklahoma Court judgments and subsequent decisions, Chandler Insurance recorded a net charge for the litigation matters during 1997 totaling approximately $1.4 million ($1.6 million including provision for federal income tax). Chandler Insurance recorded the return of 1,660,125 shares of Chandler Insurance's stock in connection with the rescission judgments as a decrease to shareholders' equity in the amount of approximately $12.0 million. On April 21, 1998, the Oklahoma Court denied the CenTra Group's request for costs and attorney fees. The CenTra Group did not appeal this decision within the time permitted by applicable law. Accordingly, Chandler Insurance reduced the previous 1997 net charge for litigation matters by $3.8 million during 1998.

     On March 23, 1998, the CenTra Group filed a formal notice of intent to appeal certain orders of the Oklahoma Court. The appeals were considered by the U.S. Court of Appeals for the 10th Circuit. The CenTra Group's appeals were based upon the Oklahoma Court's failure to award prejudgment interest, the Oklahoma Court's refusal to permit the CenTra Group to amend certain pleadings to assert new claims, the Oklahoma Court's modification of the judgment for $6,882,500 to require CenTra to return shares of Chandler Insurance's stock upon payment of the judgment, and the Oklahoma Court's denial of attorney fees. Chandler Insurance elected not to appeal any of the judgments. The individual officers and directors against whom judgments were entered all filed appeals. All of the judgments were affirmed during September 2000. Following the execution of the judgment of the Nebraska Court, the CenTra Group filed pleadings in the Oklahoma Court claiming entitlement to post-judgment interest on the amounts Chandler Insurance was ordered to pay in exchange for the transfer of the shares. CenTra claims that it is entitled to post-judgment interest amounting to approximately $2.5 million. Chandler Insurance vigorously opposes this claim and the issue is now pending before the Oklahoma Court. The Oklahoma Court has asked for briefs and may hear argument but has not scheduled a date for decision of these issues.

     Chandler Insurance's board of directors appointed a committee of the board (the "Committee") to deal with all matters arising from the Oklahoma litigation. The members of the Committee are Messrs. Jacoby, Maestri and Martin, all of whom are non-parties to the CenTra litigation. The Committee is empowered by the board to make decisions on behalf of Chandler Insurance regarding issues relating to litigation strategy, officer and director indemnification and claims made under Chandler Insurance's director and officer liability insurance policy (the "D&O Insurer"). A similar committee composed of Chandler USA directors is authorized to deal with those same issues regarding Chandler USA.

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

     In the CenTra litigation, certain officers and directors of Chandler USA and Chandler Insurance were named as defendants. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. Chandler Barbados has paid expenses on behalf of these officers and directors totaling approximately $2.3 million as of December 31, 2000. A portion of these expenses relate to claims which have been dismissed or which were decided in favor of the officers and directors. These expenses together with certain other expenses may be recovered from the D&O Insurer. As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance is included in other assets in Chandler Barbados' and Chandler USA's balance sheets. Chandler Insurance and its subsidiaries are entitled to a total of $5 million under the applicable insurance policy to the extent it has advanced reimbursable expenses. Chandler Insurance and its subsidiaries are negotiating with the insurer for payment of the policy balance. Chandler Insurance and its subsidiaries could recover the remaining policy limits or could compromise their claim, and could incur significant costs in settling this matter.

     The ultimate outcome of litigation described above could have a material adverse effect on Chandler USA and Chandler Insurance and could negatively impact future earnings and cash flows.

OTHER LITIGATION

     Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

     NAICO has structured separate reinsurance programs for construction surety bonds, property, workers compensation, casualty (including automobile liability and physical damage, general liability, umbrella liability and related professional liability) and group accident and health. Chandler Barbados reinsures NAICO for a portion of the risk on the construction surety bonds, workers compensation and casualty reinsurance programs. Effective October 1, 1999, Chandler Insurance began reinsuring Chandler Barbados for a portion of the risk that it assumes from NAICO.

     During the first quarter of 1998, NAICO purchased additional reinsurance under its workers compensation and casualty reinsurance programs that substantially reduced the net retentions in these lines of business. During the second quarter of 1998, NAICO purchased additional reinsurance under its construction surety bond reinsurance program. The purchase of the additional reinsurance coverages in 1998 substantially reduced the per occurrence retention for NAICO's workers compensation, casualty, surety bond and private-passenger automobile lines of business, but resulted in significantly lower net premiums earned, losses and loss adjustment expenses and policy acquisition costs. The purchase of additional reinsurance also resulted in an increase in reinsurance recoverables on unpaid losses, prepaid reinsurance premiums and premiums payable and a decrease in deferred policy acquisition costs. During the fourth quarter of 1999, NAICO agreed to rescind reinsurance treaties which covered a portion of its workers compensation business and which had been in effect since January 1, 1999. During 2000, NAICO purchased additional reinsurance for its workers compensation and casualty lines of business which reduced NAICO's net retention for these lines of business. Effective October 1, 2000, NAICO purchased quota share reinsurance which further reduced NAICO's net retention for its workers compensation and casualty lines of business.

     In addition, NAICO purchases catastrophe protection to limit its retention for single loss occurrences involving multiple policies and/or policyholders, such as floods, winds and severe storms. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers underwriting results and NAICO's desired retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 or July 1 of each year. NAICO renewed all January 1, 2001 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on April 1 and July 1, 2001.

     In formulating its reinsurance programs, NAICO considers numerous factors, the most important of which are the financial stability of the reinsurer, including its ability to provide sufficient collateral if required, reinsurance coverage offered and price.

     NAICO periodically reviews certain prospective single year reinsurance treaties, subject to commutation provisions therein, to determine if it is advantageous to assume the estimated loss exposure on expired insurance policies covered by such treaties in exchange for return premiums. Commutation of such reinsurance treaties will be determined in future periods based on timely review of all available data. NAICO reviews the historical results for reinsurance contracts with similar commutation provisions and accrues for such commutations where a commutation election is considered probable, which resulted in an increase in net premiums earned of $931,000 in 1998 and a decrease in net premiums earned of $877,000 and $1,094,000 in 1999 and 2000, respectively.

     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.3 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 2000. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998 and 1999. During the fourth quarter of 1999, NAICO agreed to rescind two reinsurance treaties which had been in effect since January 1, 1999. At December 31, 2000, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses relating to the 1998 treaties of approximately $2.3 million. Reliance was placed under regulatory supervision in Pennsylvania during January 2001.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, allowances are established for amounts deemed uncollectible. NAICO charged $50,000 to policy acquisition costs during 1998 for estimated uncollectible reinsurance recoverables from certain unaffiliated reinsurers. NAICO did not incur any charges for uncollectible reinsurance recoverables from unaffiliated reinsurers in 1999 and 2000.

     The effect of reinsurance on premiums written and earned was as follows:

                                          1998                 1999                 2000
                                  -------------------- -------------------- --------------------
                                   WRITTEN     EARNED   WRITTEN     EARNED   WRITTEN     EARNED
                                  ---------  --------- ---------  --------- ---------  ---------
                                                          (In thousands)
Direct........................... $134,436   $126,017  $169,449   $152,314  $197,041   $190,627
Assumed..........................     (143)        17       120        133       155        140
Ceded............................  (87,671)   (73,610)  (65,297)   (65,349) (118,751)  (105,248)
                                  ---------  --------- ---------  --------- ---------  ---------
Net premiums..................... $ 46,622   $ 52,424  $104,272   $ 87,098  $ 78,445   $ 85,519
                                  =========  ========= =========  ========= =========  =========

     Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $54.9 million, $70.4 million and $73.1 million for 1998, 1999 and 2000, respectively.

                                                                       PAGE F-20
SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     NAICO conducts its business through individual independent insurance agencies and underwriting managers. Certain of these underwriting managers have provided collateral to NAICO to secure a portion of the premiums receivable. Substantially all of the principal shareholders of the independent agencies and underwriting managers have provided personal guarantees for payment of premiums to NAICO. NAICO also requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums or other policy related obligations. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 1999 and 2000 were $47.7 million and $33.5 million, respectively. The 1999 amount includes $12.9 million related to the rescission of the reinsurance treaties. This amount was collected in January 2000. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 2000, NAICO maintained custody of such letters of credit securing these and other transactions totaling approximately $12.2 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 1998, 1999 or 2000.

     NAICO's bail bond underwriting manager was responsible for gross written premiums of $2.8 million, $2.8 million and $2.5 million during 1998, 1999 and 2000, respectively.

     Approximately $44.2 million, or 44% of NAICO's reinsurance recoverables and prepaid reinsurance premiums at December 31, 2000 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. Chandler USA believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2000.

                                                                           CEDED REINSURANCE
                                                                NET           PREMIUMS FOR        A.M.
                                                            REINSURANCE      THE YEAR ENDED     BEST CO.
NAME OF REINSURER                                         RECOVERABLE (1)  DECEMBER 31, 2000    RATING
--------------------------------------------------------- ---------------  ------------------  ----------
                                                                      (Dollars in thousands)
Swiss Reinsurance America Corporation ................... $       25,917   $          26,857      A++
Chandler Barbados .......................................         25,061              35,077      -(2)
GE Reinsurance Corporation ..............................         16,513              18,253      A++
SCOR Reinsurance Company ................................          8,232               9,904      A+
Red River Reinsurance, Ltd. .............................          4,104               6,072      -(3)
                                                          ---------------  ------------------  ----------
     Top five reinsurers ................................ $       79,827   $          96,163
                                                          ===============  ==================
     All reinsurers ..................................... $      100,430   $         118,751
                                                          ===============  ==================
Percentage of total represented by top five reinsurers...            79%                 81%

---------------------------------------------------------

(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2000.

(2)  Chandler Barbados owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO.  Although Chandler Barbados is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for
     NAICO's benefit.  At December 31, 2000, Chandler Barbados had cash and investments with a fair value of
     $26.9 million deposited in a trust account for the benefit of NAICO.

(3)  Red River Reinsurance Ltd. ("Red River") is required to secure obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2000, Red River's reinsurance recoverables were collateralized by cash and investments with a fair value of $3.3 million deposited in a trust account for the benefit of NAICO and by premiums payable to Red River of approximately $1.2 million.


     NAICO loaned funds to certain agents which are secured by the agent's stock in Red River. The outstanding loan balances at December 31, 2000 consist of 25 individual loans totaling approximately $744,000 ($650,000 at December 31, 1999) and are included in other assets in the accompanying consolidated balance sheets.

OTHER

     See Note 9 regarding contingencies relating to litigation matters.

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

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments was approximately $667,000 and $577,000 at December 31, 1999 and 2000, respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables in the amount that it expects to recover of approximately $67,000 and $65,000 at December 31, 1999 and 2000, respectively.

     At December 31, 2000, Chandler USA's subsidiaries were committed under noncancellable operating leases for certain equipment and office space. Rental payments under these leases were $503,000, $454,000 and $566,000 in 1998, 1999 and 2000, respectively. Future minimum lease payments are as follows:

                                                  (In thousands)

                               2001.............. $         506
                               2002..............           369
                               2003..............           254
                               2004..............           111
                               2005..............            26
                                                  --------------
                                                  $       1,266
                                                  ==============

NOTE 11. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     NAICO and NAICO Indemnity provided insurance coverage and risk management services for CenTra and certain of its affiliates (see Note 9). All such policies were canceled effective September 5, 1992 or expired as of September 30, 1992. As of December 31, 1997, the unpaid premiums and other amounts due from CenTra to Chandler Insurance's subsidiaries were $788,625, as reflected by the April 22, 1997 jury verdicts. Chandler USA's subsidiaries had recorded a receivable of $302,000 related to the judgment. During 1998, the judgment was paid by funds held by the Oklahoma Court aggregating, with interest, $820,185. Chandler USA's subsidiaries received $313,862 of the funds paid by the Oklahoma Court. DuraRock, a CenTra affiliate, claimed $725,000 was owed to it by NAICO and NAICO Indemnity under certain reinsurance treaties. In January 2000, the parties agreed to settle the matter and NAICO and NAICO Indemnity agreed to pay DuraRock a total of $137,500, which was recorded in the fourth quarter of 1999. NAICO recorded $52,617 in litigation expenses in the fourth quarter of 1999 for the settlement. Liberty Bell Agency, Inc. ("Liberty Bell"), an affiliate of CenTra, has administered claims under the CenTra insurance program. NAICO and NAICO Indemnity reimburse Liberty Bell for their share of claim payments, but are not obligated for DuraRock's share.

     DuraRock reinsured NAICO and NAICO Indemnity for substantially all CenTra risks underwritten by them. As a part of a settlement of certain related litigation, National Union Fire Insurance Company of Pittsburgh ("National Union") agreed to assume the reinsurance obligations of DuraRock effective March 31, 1993. Reinsurance recoverables from National Union totaled approximately $755,000 and $629,000 as of December 31, 1999 and 2000, respectively. The reduction in reinsurance recoverables as well as to the corresponding liabilities for unpaid losses and loss adjustment expenses is based upon information provided by Liberty Bell and National Union. Although NAICO's and NAICO Indemnity's risks are fully reinsured, they are ultimately liable as the policy-issuing company. If National Union does not meet its obligations, such failure could adversely affect NAICO and Chandler USA (see Notes 9 and 10).

OTHER

     Chandler USA leases and has made certain improvements to a rural property in which certain directors and/or officers of Chandler USA own interests. Under the lease, no cash rental is paid, but a subsidiary of Chandler USA drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of Chandler USA's subsidiaries. Chandler USA incurred approximately $217,000, $202,000 and $265,000 in expenses associated with this property during 1998, 1999 and 2000, respectively, including $7,000, $8,000 and $9,000 paid to Davenport Farms for reimbursement of certain expenses, such as utility and similar expenses, for the years 1998, 1999 and 2000, respectively.

NOTE 12. SEGMENT INFORMATION

     Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold.

     The property and casualty segment accounted for 87.1%, 91.3% and 90.5% of 1998, 1999 and 2000 consolidated revenues before intersegment eliminations, respectively. The insurance products are underwritten by NAICO and are marketed through independent insurance agencies, including L&W. NAICO underwrites various lines of property and casualty insurance, including surety bonds and workers compensation insurance. NAICO's main areas of concentration include the construction, manufacturing, oil and gas, wholesale, service and retail industries along with political subdivisions. The property and casualty segment operates primarily in Oklahoma and Texas, and other surrounding states. Oklahoma accounted for approximately 55%, 48% and 47% of gross written premiums in 1998, 1999 and 2000, respectively, while Texas accounted for approximately 28%, 37% and 42% of gross written premiums during the same years. Management evaluates the property and casualty segment's performance on the basis of growth in gross written premiums and income before income taxes.

     The agency segment accounted for 12.9%, 8.7% and 9.5% of 1998, 1999 and 2000 consolidated revenues before intersegment eliminations, respectively.
L&W is appointed by insurers to solicit applications for policies of insurance, primarily in Oklahoma. L&W represents personal and commercial lines insurance companies, and markets property and casualty, individual and group life, medical and disability income coverages. Major target classes of business are political subdivisions, healthcare facilities, transportation companies, manufacturers, contractors, oil & gas, retailers, wholesalers and service organizations. A large portion of certain classes of business produced by L&W is placed with NAICO. L&W also acts as a surplus lines broker specializing in risk management and brokering insurance for commercial enterprises. L&W acts as the underwriter for a significant portion of NAICO's construction surety bond program. L&W places direct agency business as well as business from other agents with specialty insurance companies. Management evaluates the agency segment's performance on the basis of commission income generated and income before income taxes.

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

     The following table presents a summary of Chandler USA's operating segments for the years ended December 31:

                                                                      PROPERTY
                                                                         AND          ALL       INTERSEGMENT    REPORTED
                                                         AGENCY       CASUALTY       OTHER      ELIMINATIONS    BALANCES
                                                      ------------  ------------  ------------  ------------  ------------
                                                                                 (In thousands)
1998
Revenues from external customers .................... $     1,561   $    52,607   $         -   $         -   $    54,168
Intersegment revenues ...............................       7,088           197             -        (7,285)            -
Interest income, net ................................          55         4,849             -             -         4,904
Interest expense ....................................           2           885             -             -           887
Segment profit (loss) before income taxes (1) .......         227         1,963        (1,404)            -           786
Segment assets ......................................       5,323       222,620             -        (4,592)      223,351
Depreciation and amortization .......................         107         1,179         1,048             -         2,334

1999
Revenues from external customers .................... $     1,495   $    97,084   $         -   $         -   $    98,579
Intersegment revenues ...............................       8,171           178             -        (8,349)            -
Interest income, net ................................          32         3,927             -             -         3,959
Interest expense ....................................           1         1,495             -             -         1,496
Segment profit (loss) before income taxes (1) .......         119         1,015          (856)            -           278
Segment assets ......................................       4,604       261,364             -        (9,132)      256,836
Depreciation and amortization .......................          83         1,494           648             -         2,225

2000
Revenues from external customers .................... $     1,291   $    85,637   $         -   $         -   $    86,928
Intersegment revenues ...............................       8,142           184             -        (8,326)            -
Interest income, net ................................          54         4,281             -             -         4,335
Interest expense ....................................           1         2,254             -             -         2,255
Segment profit (loss) before income taxes (1) .......        (411)       (3,997)       (1,063)            -        (5,471)
Segment assets ......................................       5,394       278,021             -        (9,917)      273,498
Depreciation and amortization .......................          68         1,532           992             -         2,592

------------------------------------------------

(1)  Includes net realized investment gains.


     The following table shows the detail of intersegment eliminations for segment assets shown in the previous table:

                                                                            1998           1999           2000
                                                                       -------------- -------------- --------------
                                                                                      (In thousands)
Segment asset eliminations
   Investment in subsidiaries......................................... $         365  $       5,565  $       5,565
   Other consolidating adjustments....................................         4,227          3,567          4,352
                                                                       -------------- -------------- --------------
                                                                       $       4,592  $       9,132  $       9,917
                                                                       ============== ============== ==============


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

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
INSURANCE PROGRAM                                                          1998           1999           2000
--------------------------------------------------------------------- -------------- -------------- --------------
                                                                                     (In thousands)
NET PREMIUMS EARNED
Standard property and casualty....................................... $      29,234  $      56,673  $      62,823
Political subdivisions...............................................        10,435         14,320         12,826
Surety bonds.........................................................         7,456          7,835          6,467
Group accident and health............................................         4,610          8,195          3,190
Other................................................................           689             75            213
                                                                      -------------- -------------- --------------
                                                                      $      52,424  $      87,098  $      85,519
                                                                      ============== ============== ==============

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty....................................... $      22,318  $      46,099  $      48,140
Political subdivisions...............................................         8,403         14,734         10,339
Surety bonds.........................................................         1,335            310          2,270
Group accident and health............................................         4,126          8,584          5,081
Other................................................................          (132)        (1,068)          (831)
                                                                      -------------- -------------- --------------
                                                                      $      36,050  $      68,659  $      64,999
                                                                      ============== ============== ==============


NOTE 13.  GOING PRIVATE TRANSACTION - PARENT COMPANY

     A special meeting of shareholders of Chandler USA's indirect parent, Chandler Insurance was held on March 5, 2001. Three proposals which constitute a going private transaction were approved at the meeting. Together these proposals constitute the "Recapitalization Plan."

     Chandler Insurance will finance the Recapitalization Plan through (i) a $2.4 million sale of Chandler Insurance Class A Common Shares to Messrs. LaGere and Paden, (ii) up to an $11.8 million intercompany loan from Chandler Barbados, and (iii) proceeds of approximately $735,000 from the exercise of outstanding Chandler Insurance options. Chandler USA will loan up to $11.8 million to Chandler Barbados. Up to $8.0 million of Chandler USA's intercompany loan to Chandler Barbados will be from a dividend declared by NAICO and approximately $3.8 million will be from a sale and leaseback transaction for certain equipment owned by Chandler USA.

                              *   *   *   *   *   *   *

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of Chandler (U.S.A), Inc.:

We have audited the accompanying consolidated balance sheets of Chandler (U.S.A.), Inc. and subsidiaries ("Chandler USA") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of Chandler USA's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chandler (U.S.A.), Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, Chandler USA is involved in various legal proceedings, the outcome of which is uncertain.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
February 16, 2001
(March 5, 2001 as to Note 13)

                                                                    SCHEDULE I


                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                         SUMMARY OF INVESTMENTS - OTHER
                      THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 2000

                                (In thousands)

                                                                                                         AMOUNT AT WHICH
                                                                                                          SHOWN IN THE
TYPE OF INVESTMENT                                                            COST          FAIR VALUE    BALANCE SHEET
---------------------------------------------------------------------- ------------------ -------------- ---------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies............................... $          33,697  $      33,761  $       33,761
Obligations of states and political subdivisions......................             8,157          8,212           8,212
Corporate obligations.................................................            34,177         34,235          34,235
Public utilities......................................................            10,099         10,078          10,078
Mortgage-backed securities............................................             5,009          4,998           4,998
                                                                       ------------------ -------------- ---------------
                                                                                  91,139         91,284          91,284
FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies...............................             1,056          1,139           1,056

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock.......................................................                 -            442             442
                                                                       ------------------ -------------- ---------------
   Total investments.................................................. $          92,195  $      92,865  $       92,782
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


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                      (In thousands except share amounts)

                                                                                                DECEMBER 31,
                                                                                      --------------------------------
                                                                                            1999             2000
                                                                                      ---------------- ----------------
ASSETS
Amounts due from subsidiaries ....................................................... $         1,649  $         2,339
Property and equipment, net .........................................................           2,367            2,180
Other assets ........................................................................           4,926            5,521
Excess of cost over net assets acquired, net ........................................           3,956            2,963
Investment in subsidiaries, net......................................................          60,866           59,577
                                                                                      ---------------- ----------------
Total assets......................................................................... $        73,764  $        72,580
                                                                                      ================ ================

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
   Accrued taxes and other payables ................................................. $         2,492  $         3,012
   Amounts due to affiliate .........................................................             533              717
   Debentures .......................................................................          24,000           24,000
                                                                                      ---------------- ----------------
Total liabilities....................................................................          27,025           27,729
                                                                                      ---------------- ----------------
Shareholder's equity
   Common stock, $1.00 par value, 50,000 shares authorized;
      2,484 shares issued and outstanding ...........................................               2                2
   Paid-in surplus...................................................................          60,584           60,584
   Accumulated deficit ..............................................................         (12,127)         (16,122)
   Accumulated other comprehensive income (loss):
   Unrealized gain (loss) on investments held by subsidiary and available
      for sale, net deferred of income taxes ........................................          (1,720)             387
                                                                                      ---------------- ----------------
Total shareholder's equity...........................................................          46,739           44,851
                                                                                      ---------------- ----------------
Total liabilities and shareholder's equity........................................... $        73,764  $        72,580
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


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II


                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CHANDLER (U.S.A.), INC.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                           1998           1999           2000
                                                                      -------------- -------------- --------------
Revenues
   Interest income, net ............................................. $          20  $          20  $          19
   Commissions, fees and other income ...............................           449            696            798
                                                                      -------------- -------------- --------------
      Total revenues ................................................           469            716            817
                                                                      -------------- -------------- --------------
Operating costs and expenses
   General and administrative expenses ..............................         2,585          2,309          2,625
   Interest expense .................................................           809          1,439          2,214
   Litigation expenses, net .........................................           324            142             57
                                                                      -------------- -------------- --------------
      Total operating costs and expenses ............................         3,718          3,890          4,896
                                                                      -------------- -------------- --------------
Loss before income tax benefit ......................................        (3,249)        (3,174)        (4,079)
Federal income tax benefit ..........................................           716            771            979
                                                                      -------------- -------------- --------------
Net loss before equity in net income (loss) of subsidiaries .........        (2,533)        (2,403)        (3,100)
Equity in net income (loss) of subsidiaries .........................         2,966          2,316           (895)
                                                                      -------------- -------------- --------------
Net income (loss) ................................................... $         433  $         (87) $      (3,995)
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


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CHANDLER (U.S.A.), INC.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                           1998           1999           2000
                                                                      -------------- -------------- --------------
OPERATING ACTIVITIES
   Net income (loss)................................................. $         433  $         (87) $      (3,995)
   Add (deduct):
     Adjustments to reconcile net income (loss) to cash
        applied to operating activities:
     Net (income) loss of subsidiaries not distributed to parent.....        (2,966)        (2,316)           895
     Net (gains) losses on sale of property and equipment ...........             -            (16)             6
     Amortization and depreciation ..................................         1,188            915          1,306
     Net change in non-cash balances relating to
        operating activities:
        Amounts due from subsidiaries ...............................          (310)         1,044           (690)
        Other assets ................................................           147           (942)          (708)
        Accrued taxes and other payables ............................           413            298            520
                                                                      -------------- -------------- --------------
     Cash applied to operating activities ...........................        (1,095)        (1,104)        (2,666)
                                                                      -------------- -------------- --------------
INVESTING ACTIVITIES
   Cost of property and equipment purchased .........................        (2,453)          (168)           (61)
   Proceeds from sale of property and equipment .....................           133             92             43
                                                                      -------------- -------------- --------------
     Cash applied to investing activities ...........................        (2,320)           (76)           (18)
                                                                      -------------- -------------- --------------
FINANCING ACTIVITIES
   Shareholder dividend from subsidiary .............................         6,000              -          2,500
   Proceeds from notes payable and debentures .......................         8,548         24,000              -
   Repayment of notes payable .......................................        (1,934)        (9,410)             -
   Debt issue costs .................................................             -         (1,689)             -
   Proceeds from borrowing from affiliate ...........................         6,043          3,805          1,200
   Payments on borrowing from affiliate .............................       (15,242)       (15,526)        (1,016)
                                                                      -------------- -------------- --------------
     Cash provided by financing activities ..........................         3,415          1,180          2,684
                                                                      -------------- -------------- --------------
Increase (decrease) in cash and cash equivalents ....................             -              -              -
Cash and cash equivalents at beginning of year ......................             -              -              -
                                                                      -------------- -------------- --------------
Cash and cash equivalents at end of year ............................ $           -  $           -  $           -
                                                                      ============== ============== ==============


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE III

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                                 (In thousands)

                                     FUTURE
                                     POLICY                                                      AMORTI-
                                    BENEFITS,           OTHER                                   ZATION OF                NET
                          DEFERRED   LOSSES,            POLICY                        CLAIMS,    DEFERRED             PREMIUMS
                           POLICY    CLAIMS           CLAIMS AND             NET     LOSSES AND   POLICY      OTHER    WRITTEN
                        ACQUISITION AND LOSS UNEARNED  BENEFITS   PREMIUM  INTEREST  SETTLEMENT ACQUISITION OPERATING    AND
                           COSTS    EXPENSES PREMIUMS   PAYABLE   REVENUE   INCOME    EXPENSES     COSTS    EXPENSES   ASSUMED
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- --------
YEAR ENDED
DECEMBER 31, 1998
Property and casualty.. $      (80) $ 80,701 $ 50,647 $   4,936  $ 52,424  $  4,849  $  36,050  $    3,751  $  9,643  $ 46,622
Agency.................          -         -        -         -         -        55          -       6,934     1,540         -
Other..................          -         -        -         -         -         -          -           -     1,404         -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total.................. $      (80) $ 80,701 $ 50,647 $   4,936  $ 52,424  $  4,904  $  36,050  $   10,685  $ 12,587  $ 46,622
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= ========
YEAR ENDED
DECEMBER 31, 1999
Property and casualty.. $    3,134  $ 98,460 $ 67,769 $   5,135  $ 87,098  $  3,927  $  68,659  $   13,096  $ 10,129  $104,272
Agency.................          -         -        -         -         -        32          -       8,064     1,514         -
Other..................          -         -        -         -         -         -          -           -       855         -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total.................. $    3,134  $ 98,460 $ 67,769 $   5,135  $ 87,098  $  3,959  $  68,659  $   21,160  $ 12,498  $104,272
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= ========
YEAR ENDED
DECEMBER 31, 2000
Property and casualty.. $      (12) $100,173 $ 74,198 $   5,062  $ 85,519  $  4,280  $  64,999  $    8,811  $ 12,107  $ 78,445
Agency.................          -         -        -         -         -        55          -       8,344     1,554         -
Other..................          -         -        -         -         -         -          -           -     1,063         -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total.................. $      (12) $100,173 $ 74,198 $   5,062  $ 85,519  $  4,335  $  64,999  $   17,155  $ 14,724  $ 78,445
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= ========


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE IV

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                                  REINSURANCE

                             (Dollars in thousands)


                                                                                  ASSUMED                    PERCENTAGE
                                                                    CEDED TO        FROM                     OF AMOUNT
                                                       GROSS         OTHER         OTHER          NET         ASSUMED
                                                       AMOUNT      COMPANIES     COMPANIES       AMOUNT        TO NET
                                                    ------------  ------------  ------------  ------------  ------------
Year ended December 31, 1998
   Property and casualty........................... $  134,436   $   (87,671)  $      (143)  $    46,622        (0.31)%
                                                    ===========  ============  ============  ============   ===========
Year ended December 31, 1999
   Property and casualty........................... $  169,449   $   (65,297)  $       120   $   104,272         0.12 %
                                                    ===========  ============  ============  ============   ===========
Year ended December 31, 2000
   Property and casualty........................... $  197,041   $  (118,751)  $       155   $    78,445         0.20 %
                                                    ===========  ============  ============  ============   ===========


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE V

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS


                                   (In thousands)

                                                          BALANCE AT       PROVISION                           BALANCE
                                                          BEGINNING           FOR                               AT END
                                                          OF PERIOD      NON-COLLECTION      WRITE-OFFS        OF PERIOD
                                                      ----------------  ----------------  ----------------  ----------------
Allowance for non-collection of
   premiums receivable:

      1998........................................... $           115   $           152   $           (67)  $           200
                                                      ================  ================  ================  ================
      1999........................................... $           200   $           210   $          (147)  $           263
                                                      ================  ================  ================  ================
      2000........................................... $           263   $           179   $          (134)  $           308
                                                      ================  ================  ================  ================
Allowance for non-collection of reinsurance
   recoverables on paid and unpaid losses:


      1998........................................... $           665   $            50   $          (110)  $           605
                                                      ================  ================  ================  ================
      1999........................................... $           605   $             -   $           (28)  $           577
                                                      ================  ================  ================  ================
      2000........................................... $           577   $             -   $            95   $           672
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

                                                                    SCHEDULE VI

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                             SUPPLEMENTAL INFORMATION

                  (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                                 (In thousands)



                                                                DISCOUNT      PAID LOSSES AND
                                                                DEDUCTED      LOSS ADJUSTMENT
                                                              FROM RESERVES      EXPENSES
                                                             ---------------  ---------------
Year ended December 31, 1998
   Property-casualty........................................ $            -   $       49,825
                                                             ===============  ===============
Year ended December 31, 1999
   Property-casualty........................................ $            -   $       57,106
                                                             ===============  ===============
Year ended December 31, 2000
   Property-casualty........................................ $            -   $       69,534
                                                             ===============  ===============


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    EXHIBIT 21.1

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES


                         SUBSIDIARIES OF THE REGISTRANT


1. National American Insurance Company, an Oklahoma corporation ("NAICO") that is a wholly owned subsidiary of Chandler USA.

2. LaGere & Walkingstick Insurance Agency, Inc., an Oklahoma corporation ("L&W") that is a wholly owned subsidiary of Chandler USA.

3. Network Administrators, Inc., a Texas corporation ("Network") that is a wholly owned subsidiary of Chandler USA.