Form 10-Q
period 2001-03-31
CHANDLER USA INC
filed 2001-05-11
CIK 1083750

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

                    For the Quarterly Period Ended March 31, 2001

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

     The number of common shares, $1.00 par value, of the registrant outstanding on April 30, 2001 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.

===============================================================================

                                                                       PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------
Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000..... 1

Consolidated Statements of Operations for the three months
     ended March 31, 2001 and 2000......................................... 2

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2001 and 2000.................................. 3

Consolidated Statements of Cash Flows for the three months
     ended March 31, 2001 and 2000 ........................................ 4

Notes to Interim Consolidated Financial Statements......................... 5

ITEM 2
------

Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................. 8


PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings...............................................11

Item 2     Changes in Securities...........................................11

Item 3     Defaults Upon Senior Securities.................................11

Item 4     Submission of Matters to a Vote of Security Holders.............11

Item 5     Other Information...............................................11

Item 6     Exhibits and Reports on Form 8-K................................11

Signatures.................................................................12

                             CHANDLER (U.S.A.), INC.
                           Consolidated Balance Sheets
                   (Amounts in thousands except share amounts)

                                                                              March 30,   December 31,
                                                                                2001          2000
                                                                            ------------  ------------

ASSETS                                                                      (Unaudited)
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $5,547 and $5,446 in 2001
    and 2000, respectively) ............................................... $     5,738   $     5,538
  Unrestricted (amortized cost $73,043 and $85,693 in 2001
    and 2000, respectively) ...............................................      74,061        85,746
 Fixed maturities held to maturity, at amortized cost
  Restricted (fair value $190 and $186 in 2001 and 2000, respectively).....         176           174
  Unrestricted (fair value $982 and $953 in 2001 and 2000, respectively) ..         900           882
 Equity securities available for sale, at fair value ......................         442           442
                                                                            ------------  ------------
  Total investments .......................................................      81,317        92,782
Cash and cash equivalents .................................................      13,411        11,978
Premiums receivable, less allowance for non-collection
 of $312 and $308 at 2001 and 2000, respectively ..........................      28,751        33,519
Reinsurance recoverable on paid losses, less allowance for
 non-collection of $275 at 2001 and 2000 ..................................       4,863         3,283
Reinsurance recoverable on paid losses from related parties ...............         474           614
Reinsurance recoverable on unpaid losses, less allowance for
 non-collection of $385 and $397 at 2001 and 2000, respectively ...........      42,270        39,387
Reinsurance recoverable on unpaid losses from related parties .............      13,403        14,079
Prepaid reinsurance premiums ..............................................      29,140        32,699
Prepaid reinsurance premiums to related parties ...........................       9,365        10,368
Deferred policy acquisition costs .........................................         196             -
Property and equipment, net ...............................................      10,794        12,451
Amounts due from related parties ..........................................       1,797             -
Licenses, net .............................................................       3,857         3,894
Excess of cost over net assets acquired, net ..............................       2,810         2,963
Other assets ..............................................................      14,469        15,481
                                                                            ------------  ------------
Total assets .............................................................. $   256,917   $   273,498
                                                                            ============  ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses ............................... $    98,912   $   100,173
 Unearned premiums ........................................................      66,408        74,198
 Policyholder deposits ....................................................       4,823         5,062
 Accrued taxes and other payables .........................................       6,833         6,690
 Premiums payable .........................................................      10,499        17,807
 Amounts due to related parties ...........................................           -           717
 Debentures ...............................................................      24,000        24,000
                                                                            ------------  ------------
  Total liabilities .......................................................     211,475       228,647
                                                                            ------------  ------------
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding .....................................           2             2
 Paid-in surplus ..........................................................      60,584        60,584
 Accumulated deficit ......................................................     (16,234)      (16,122)
 Accumulated other comprehensive income:
  Unrealized gain on investments available for sale,
   net of deferred income taxes ...........................................       1,090           387
                                                                            ------------  ------------
  Total shareholder's equity ..............................................      45,442        44,851
                                                                            ------------  ------------
Total liabilities and shareholder's equity ................................ $   256,917   $   273,498
                                                                            ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                       PAGE 2
                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                  For the three months
                                                                     ended March 31,
                                                                ------------------------
                                                                   2001          2000
                                                                ----------    ----------

Premiums and other revenues
  Direct premiums written and assumed ......................... $  38,747     $  45,121
  Reinsurance premiums ceded ..................................   (17,109)      (18,314)
  Reinsurance premiums ceded to related parties ...............    (5,990)      (11,008)
                                                                ----------    ----------

    Net premiums written and assumed ..........................    15,648        15,799
  Decrease in unearned premiums ...............................     3,228         5,116
                                                                ----------    ----------

    Net premiums earned .......................................    18,876        20,915

Interest income, net ..........................................     1,162         1,120
Realized investment gains, net ................................       616             -
Commissions, fees and other income ............................       372           350
                                                                ----------    ----------

    Total premiums and other revenues .........................    21,026        22,385
                                                                ----------    ----------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts ceded to related parties of $4,005 and $5,027 in 2001 and
    2000, respectively ........................................    14,291        15,753
  Policy acquisition costs, net of ceding commissions received from related parties of $2,040 and $3,790 in 2001
    and 2000, respectively ....................................     2,923         4,827
  General and administrative expenses .........................     3,278         3,217
  Interest expense ............................................       562           562
  Litigation expenses, net ....................................        (9)            8
                                                                ----------    ----------
    Total operating costs and expenses ........................    21,045        24,367
                                                                ----------    ----------

Loss before income taxes ......................................       (19)       (1,982)
Federal income tax benefit (provision) ........................       (93)          589
                                                                ----------    ----------

Net loss ...................................................... $    (112)    $  (1,393)
                                                                ==========    ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)

                                                                 For the three months
                                                                    ended March 31,
                                                               ------------------------
                                                                  2001          2000
                                                               ----------    ----------

Net loss ..................................................... $    (112)    $  (1,393)
                                                               ----------    ----------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ..     1,681           (13)
    Less: Reclassification adjustment for gains included in
      net loss ...............................................      (616)            -
                                                               ----------    ----------
Other comprehensive income (loss), before income tax .........     1,065           (13)
Income tax benefit (provision) related to items of other
  comprehensive income (loss) .................................     (362)            4
                                                               ----------    ----------
Other comprehensive income (loss), net of income tax ..........      703            (9)
                                                               ----------    ----------
Comprehensive income (loss) ...................................$     591     $  (1,402)
                                                               ==========    ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                       For the three months
                                                                           ended March 31,
                                                                      ------------------------
                                                                         2001          2000
                                                                      ----------    ----------
OPERATING ACTIVITIES:
Net loss ............................................................ $    (112)    $  (1,393)
  Add (deduct):
  Adjustments to reconcile net loss to cash provided by
    (applied to) operating activities:
    Realized investment gains, net ..................................      (616)            -
    Net (gains) losses on sale of equipment .........................        (2)            3
    Amortization and depreciation ...................................       531           545
    Provision for non-collection of premiums ........................        38            42
    Net change in non-cash balances relating to operating activities:
      Premiums receivable ...........................................     4,730        11,425
      Reinsurance recoverable on paid losses ........................    (1,593)         (725)
      Reinsurance recoverable on paid losses from related parties ...       140             -
      Reinsurance recoverable on unpaid losses ......................    (2,870)         (478)
      Reinsurance recoverable on unpaid losses from related parties..       676        (1,969)
      Prepaid reinsurance premiums ..................................     3,559        (3,427)
      Prepaid reinsurance premiums to related parties ...............     1,003        (2,856)
      Deferred policy acquisition costs .............................      (196)        1,339
      Other assets ..................................................       621        (1,006)
      Unpaid losses and loss adjustment expenses ....................    (1,261)        1,410
      Unearned premiums .............................................    (7,790)        1,166
      Policyholder deposits .........................................      (239)           80
      Accrued taxes and other payables ..............................    (1,896)       (2,314)
      Premiums payable ..............................................    (7,308)        3,570
      Premiums payable to related parties ...........................         -           450
                                                                      ----------    ----------
    Cash provided by (applied to) operating activities ..............   (12,585)        5,862
                                                                      ----------    ----------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases .......................................................    (8,126)       (6,590)
    Sales ...........................................................    12,720             -
    Maturities ......................................................     8,520         1,432
  Cost of property and equipment purchased ..........................      (384)       (1,140)
  Proceeds from sale of property and equipment ......................     3,802            18
                                                                      ----------    ----------
    Cash provided by (applied to) investing activities ..............    16,532        (6,280)
                                                                      ----------    ----------
FINANCING ACTIVITIES
  Proceeds from borrowing from related parties ......................     1,290           100
  Payments and loans to related parties .............................    (3,804)         (666)
                                                                      ----------    ----------
    Cash applied to financing activities ............................    (2,514)         (566)
                                                                      ----------    ----------

Increase (decrease) in cash and cash equivalents during the period ..     1,433          (984)
Cash and cash equivalents at beginning of period ....................    11,978         5,140

                                                                      ----------    ----------
Cash and cash equivalents at end of period .......................... $  13,411     $   4,156
                                                                      ==========    ==========


See accompanying Notes to Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year.

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

NOTE 2.  LITIGATION

CENTRA LITIGATION


     Chandler Insurance and certain of its subsidiaries and affiliates, including Chandler USA, have been involved in various matters of litigation with CenTra, Inc. ("CenTra") and certain of its affiliates, officers and directors since 1992.

     In 1997, NAICO learned that several CenTra affiliates had filed two lawsuits against NAICO, NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity"), a wholly owned subsidiary of Chandler Insurance, and certain NAICO officers asserting some of the same claims made and tried in the U.S. District Court for the Western District of Oklahoma (the "Oklahoma Court") during 1997. Those claims were purportedly prosecuted by CenTra on its own behalf and on behalf of its subsidiaries and were based upon alleged wrongful cancellation of their insurance policies by NAICO and NAICO Indemnity. The Oklahoma Court entered a judgment against CenTra on these claims. NAICO and NAICO Indemnity contend that the Oklahoma Court's adjudication is conclusive as to all claims. The lawsuits have been consolidated and have been assigned to the same judge who presided over the action in the Oklahoma Court. Dispositive motions filed by NAICO, NAICO Indemnity and the other defendants are currently under consideration by the Oklahoma Court.

     In the CenTra litigation, certain officers and directors of Chandler USA and Chandler Insurance were named as defendants. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached
the standard of conduct provided in the Articles of Association.   These
expenses together with certain other expenses may be recovered from Chandler Insurance's director and officer liability insurance policy (the "D&O Insurer"). As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance is included in other assets in Chandler Barbados' and Chandler USA's balance sheets. Chandler Insurance and its subsidiaries are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. Chandler Insurance and its subsidiaries are currently involved in litigation with the insurer for payment of the policy balance. The litigation is pending in the Oklahoma Court and in State Court in Michigan. These separate cases are still in the early pleading stages and the Company cannot predict the date of resolution or the outcome of these cases. Chandler Insurance and its subsidiaries may or may not recover the remaining policy limits and could incur significant costs in resolving this matter.

     The ultimate outcome of the litigation described above could have a material adverse effect on Chandler USA and Chandler Insurance and could negatively impact future earnings and cash flows.

GOING PRIVATE LITIGATION

On June 5 and 6, 2000, three civil lawsuits were filed against Chandler Insurance, Chandler USA and all of Chandler Insurance's directors. All three suits have now been consolidated into a single proceeding. The suit alleges that the plans announced on June 1, 2000 to take Chandler Insurance private are detrimental to certain shareholders of Chandler Insurance that would be subject to a reverse stock split. Each suit also requests that it be certified as a class action and that the court enter a temporary restraining order to prevent completion of the announced plan. The suit also alleges that all defendants have breached and are breaching fiduciary duties owed to the plaintiffs and other shareholders. The plaintiffs have been granted leave to amend their petitions but have not yet amended them. As a result, Chandler Insurance has not yet responded to the lawsuit but plans to file timely responses denying the allegations. On June 27, 2000, CenTra made similar allegations in an already pending case in the Oklahoma Court. The Oklahoma Court dismissed CenTra's motion on April 11, 2001. On March 5, 2001, shareholders of Chandler Insurance approved the going private transaction. On March 28, 2001, the reverse stock split was completed.

OTHER LITIGATION

     Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

NOTE 3.  NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows since the Company has no derivative instruments.

NOTE 4.  GOING PRIVATE TRANSACTION - PARENT COMPANY

     A special meeting of shareholders of the Company's indirect parent, Chandler Insurance was held on March 5, 2001. Three proposals which constitute a going private transaction were approved at the meeting. Together these proposals constitute the "Recapitalization Plan." The Oklahoma Department of Insurance has approved the change of control resulting from the Recapitalization Plan.

     Chandler Insurance will finance the Recapitalization Plan through (i) a $2.4 million sale of Chandler Insurance Class A Common Shares to Messrs. LaGere and Paden, (ii) a $10.7 million intercompany loan from Chandler Barbados, and (iii) proceeds of approximately $735,000 from the exercise of outstanding Chandler Insurance options. Chandler USA will loan approximately $10.7 million to Chandler Barbados. Chandler USA's intercompany loan to Chandler Barbados will be financed by a $3.8 million sale and leaseback transaction for certain equipment owned by Chandler USA and a $7.0 million dividend declared by NAICO. The sale and leaseback transaction was completed and $3.7 million was loaned to Chandler Barbados during March 2001. By resolution effective April 4, 2001, NAICO's Board of Directors approved the $7.0 million shareholder dividend that was paid to Chandler USA on April 5, 2001. Chandler USA loaned this amount to Chandler Barbados during April 2001.

NOTE 5.  SALE AND LEASEBACK TRANSACTION

     During March 2001, the Company entered into a $3.8 million sale and leaseback transaction for certain owned equipment. The Company agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 8% at March 31, 2001. The Company has the option to repurchase the equipment at the end of the lease for $3,002,000.

NOTE 6.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three-month periods ended March 31, 2001 and 2000:

                                                  Property
                                                    and        All    Intersegment  Reported
                                         Agency   casualty    other   eliminations  balances
                                       --------- ---------- --------- ------------ ----------
                                                         (In thousands)
THREE MONTHS ENDED MARCH 31, 2001
Revenues from external customers (1).. $    359  $  18,889  $      -  $         -  $  19,248
Intersegment revenues.................    1,626         17         -       (1,643)         -
Segment profit (loss) before
  income taxes (2)....................     (236)       361      (144)           -        (19)
Segment assets........................ $  5,597  $ 261,301  $      -  $    (9,981) $ 256,917

THREE MONTHS ENDED MARCH 31, 2000
Revenues from external customers (1).. $    314  $  20,951  $      -  $         -  $  21,265
Intersegment revenues.................    1,792         37         -       (1,829)         -
Segment profit (loss) before
  income taxes (2)....................     (256)    (1,556)     (170)           -     (1,982)
Segment assets........................ $  5,121  $ 263,504  $      -  $    (9,362) $ 259,263

---------------------------------------
(1)  Consists of net premiums earned and commissions, fees and other income.
(2)  Includes net realized investment gains.


     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    2001            2000
                                                ------------    ------------
                                                       (In thousands)
INSURANCE PROGRAM
----------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ...............  $    14,671     $    14,697
Political subdivisions .......................        2,891           3,337
Surety bonds .................................        1,036           1,865
Group accident and health ....................          316             946
Other ........................................          (38)             70
                                                ------------    ------------
                                                $    18,876     $    20,915
                                                ============    ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ...............  $    11,322     $    10,928
Political subdivisions .......................        2,371           2,846
Surety bonds .................................          201             427
Group accident and health ....................          512           1,682
Other ........................................         (115)           (130)
                                                ------------    ------------
                                                $    14,291     $    15,753
                                                ============    ============

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-Q Report, as well as statements made by Chandler (U.S.A.), Inc. ("Chandler USA" or the "Company") in periodic press releases and oral statements made by the Company's officials constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted by the Company's agents; (vii) the ability of the Company to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position;
(viii) the ability of National American Insurance Company ("NAICO") to maintain favorable insurance company ratings; and (ix) other factors including the ongoing litigation matters involving the Company's indirect parent.

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for the three month periods ended March 31, 2001 and 2000:

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
THREE MONTHS ENDED MARCH 31,              2001           2000           2001          2000
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    35,314    $    30,707    $    14,671   $    14,697
Political subdivisions .............        8,633          8,152          2,891         3,337
Surety bonds .......................        2,283          4,009          1,036         1,865
Group accident and health ..........          329          1,002            316           946
Other ..............................          (22)            84            (38)           70
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    46,537    $    43,954    $    18,876   $    20,915
                                      ============   ============   ============  ============

     Gross premiums earned, before reductions for premiums ceded to reinsurers, increased $2.6 million or 6% in the first quarter of 2001 compared to the first quarter of 2000. Net premiums earned, after such reductions, decreased $2.0 million or 10% in the first quarter of 2001 compared to the first quarter of 2000 due primarily to the purchase of quota share reinsurance during the fourth quarter of 2000 which reduced NAICO's net retention for its casualty and workers compensation lines of business.

     Gross premiums earned in the standard property and casualty program increased $4.6 million or 15% in the first quarter of 2001 compared to the first quarter of 2000. The increase is primarily attributable to increased written premium production in Texas during 2000, and to increases in premium rates. Net premiums earned decreased $26,000 in the first quarter of 2001 versus the first quarter of 2000 due primarily to the purchase of the quota share reinsurance discussed above.

     Gross premiums earned in the political subdivisions program increased $481,000 or 6% in the first quarter of 2001 compared to the first quarter of 2000. The increase is primarily attributable to rate increases in the school districts portion of the program. Net premiums earned in the political subdivisions program decreased $446,000 or 13% in the first quarter of 2001 versus the first quarter of 2000 due primarily to the purchase of the quota share reinsurance discussed above.

     Gross premiums earned in the surety bond program decreased $1.7 million or 43% in the first quarter of 2001 compared to the first quarter of 2000. The decreases were primarily due to decreases in premium production in Wisconsin, California and Indiana. A portion of the decrease resulted from the termination of a program that was 100% reinsured by an unaffiliated reinsurer. Net premiums earned in the surety bond program decreased $829,000 or 44% in the first quarter of 2001 versus the first quarter of 2000.

     Gross premiums earned in the group accident and health program decreased $673,000 or 67% in the first quarter of 2001 versus the first quarter of 2000. Net premiums earned for this program decreased $630,000 or 67% in the first quarter of 2001 versus the first quarter of 2000. NAICO discontinued this program during 2000.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At March 31, 2001, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 14% invested in cash and money market instruments. The Company's portfolio contains no non-investment grade bonds or real estate investments.

     Net interest income increased $42,000 or 4% in the first quarter of 2001 versus the first quarter of 2000. Net realized investment gains were $616,000 during the first quarter of 2001 which resulted from the sale of $12.7 million in investments available for sale. The Company had no net realized investment gains or losses during the first quarter of 2000.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income increased $22,000 or 6% in the first quarter of 2001 versus the first quarter of 2000. The majority of the Company's income from commissions, fees and other income are from LaGere and Walkingstick Insurance Agency, Inc. ("L&W").

     L&W's brokerage commissions and fees before intercompany eliminations were $2.0 million in the first quarter of 2001 versus $2.1 million in the first quarter of 2000. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the Company's consolidated financial statements.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 75.7% for the first quarter of 2001 versus 75.3% in the first quarter of 2000. Weather-related losses from wind and hail totaled $201,000 in the first quarter of 2001 and increased the loss ratio by 1.1 percentage points. Weather-related losses totaled $594,000 in the first quarter of 2000, and increased the 2000 loss ratio by 2.8 percentage points. The decrease in weather-related losses was offset by adverse loss experience in the group accident and health program and by increased losses and loss adjustment expenses in the standard property and casualty program. In addition, a lower proportion of net premiums earned in the surety bond program resulted in a higher loss ratio in the 2001 quarter. Surety bonds have historically had a lower loss ratio than the Company's other lines of business, which is normal for the industry.

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

     The following table sets forth the Company's policy acquisition costs for each of the three month periods ended March 31, 2001 and 2000:

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                2001              2000
                                             ----------        ----------
                                                    (In thousands)
Commissions expense ........................ $   4,391         $   5,258
Other premium related assessments ..........        50               403
Premium taxes ..............................       961               975
Excise taxes ...............................        60               110
Dividends to policyholders .................        39               101
Other expense ..............................        30                42
                                             ----------        ----------
Total direct expenses ......................     5,531             6,889

Indirect underwriting expenses .............     4,134             4,078
Commissions received from reinsurers .......    (6,533)           (7,479)
Adjustment for deferred acquisition costs ..      (209)            1,339
                                             ----------        ----------
Net policy acquisition costs ............... $   2,923         $   4,827
                                             ==========        ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 24.9% for the first quarter of 2001 versus 24.3% for the first quarter of 2000. Commission expense as a percentage of gross written and assumed premiums was 11.3% for the first quarter of 2001 versus 11.7% for the 2000 quarter.

     Indirect underwriting expenses were 10.7% and 9.0% of total direct written and assumed premiums in the three month periods ended March 31, 2001
and 2000, respectively.   Indirect expenses include general overhead and
administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 7.0% and 7.3% of gross premiums earned and commissions, fees and other income in the first quarter of 2001 and 2000, respectively. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

INTEREST EXPENSE

     Interest expense of $562,000 in the first quarter of 2001 was unchanged from the year-ago quarter. Substantially all of the Company's interest expense is related to the $24 million of outstanding debentures.

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving CenTra, Inc. and certain of its affiliates ("CenTra"). Litigation expenses were a credit of $9,000 in the first quarter of 2001 compared to expense of $8,000 in the first quarter of 2000. Increased or renewed activity could result in greater litigation expenses in the future. See Note 2 to Interim Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 2001, the Company used $12.6 million in cash from operations due primarily to decreases in unearned premiums and premiums payable, less decreases in premiums receivable and prepaid reinsurance premiums. In the first quarter of 2000, the Company provided $5.9 million in cash from operations due primarily to the collection of certain receivables totaling approximately $12.9 million that were related to the rescission of two reinsurance treaties during the fourth quarter of 1999. The cash flow from the collection of premiums receivable in the 2000 quarter was partially offset by increases to reinsurance recoverables and prepaid reinsurance premiums, net of premiums payable to reinsurers, and by a reduction in accrued taxes and other payables.

     On March 5, 2001, shareholders of the Company's indirect parent, Chandler Insurance Company, Ltd. ("Chandler Insurance") approved a going private transaction. Chandler Insurance will finance the Recapitalization Plan through (i) a $2.4 million sale of Chandler Insurance Class A Common Shares to Messrs. LaGere and Paden, (ii) a $10.7 million intercompany loan from Chandler Insurance (Barbados), Ltd. ("Chandler Barbados"), and (iii) proceeds of approximately $735,000 from the exercise of outstanding Chandler Insurance options. Chandler USA will loan approximately $10.7 million to Chandler Barbados. Chandler USA's intercompany loan to Chandler Barbados will be financed by a $3.8 million sale and leaseback transaction for certain equipment owned by Chandler USA and a $7.0 million dividend declared by NAICO. The sale and leaseback transaction was completed and $3.7 million was loaned to Chandler Barbados during March 2001. By resolution effective April 4, 2001, NAICO's Board of Directors approved the $7.0 million shareholder dividend that was paid to Chandler USA on April 5, 2001. Chandler USA loaned this amount to Chandler Barbados during April 2001.

INSURANCE COMPANY RATINGS

     NAICO is rated as "B+ (Very Good)" by A.M. Best Company, an insurance rating agency. NAICO is also rated "BBB (Good)" by Standard & Poor's rating agency. These ratings are independent opinions of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

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

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         Effective May 1, 2001, the Company's soles shareholder, Chandler Barbados, elected the following individuals to serve on its board of directors:

                     W. Brent LaGere          W. Scott Martin
                     Mark T. Paden            Robert L. Rice
                     R. Patrick Gilmore       K. R. Price
                     Richard L. Evans         William Thomas Keele

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The Company filed one current report on Form 8-K dated March 5, 2001 responding to Item 5 of Form 8-K.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 11, 2001               CHANDLER (U.S.A.), INC.


                                  By: /s/ W. Brent LaGere
                                      ----------------------------------------
                                      W. Brent LaGere
                                      Chairman of the Board, and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

                                  By: /s/ Mark C. Hart
                                      ----------------------------------------
                                      Mark C. Hart
                                      Vice President - Finance, Chief
                                      Financial Officer and Treasurer
                                      (Principal Accounting Officer)