Form 10-Q
period 2001-06-30
CHANDLER USA INC
filed 2001-08-10
CIK 1083750

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

                    For the Quarterly Period Ended June 30, 2001

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

     The number of common shares, $1.00 par value, of the registrant outstanding on July 31, 2001 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.

===============================================================================

                                                                       PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------
Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000..... 1

Consolidated Statements of Operations for the three months
  ended June 30, 2001 and 2000 ........................................... 2

Consolidated Statements of Operations for the six months
  ended June 30, 2001 and 2000 ........................................... 3

Consolidated Statements of Comprehensive Income for the three months ended June 30, 2001 and 2000 .................................... 4

Consolidated Statements of Comprehensive Income for the six
  months ended June 30, 2001 and 2000 .................................... 5

Consolidated Statements of Cash Flows for the six months
  ended June 30, 2001 and 2000 ........................................... 6

Notes to Interim Consolidated Financial Statements ....................... 7

ITEM 2.
-------

Management's Discussion and Analysis of Financial Condition and
  Results of Operations ..................................................10


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings ...............................................15

Item 2.  Changes in Securities ...........................................15

Item 3.  Defaults Upon Senior Securities .................................15

Item 4.  Submission of Matters to a Vote of Security Holders .............15

Item 5.  Other Information ...............................................15

Item 6.  Exhibits and Reports on Form 8-K ................................15

Signatures ...............................................................16

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                       June 30,   December 31,
                                                                         2001         2000
                                                                     ------------ ------------
ASSETS                                                               (Unaudited)
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $5,547 and $5,446 in 2001
    and 2000, respectively) ........................................ $     5,689  $     5,538
    Unrestricted (amortized cost $69,237 and $85,693 in 2001
      and 2000, respectively) ......................................      69,482       85,746
  Fixed maturities held to maturity, at amortized cost
    Restricted (fair value $190 and $186 in 2001
      and 2000, respectively).......................................         177          174
    Unrestricted (fair value $993 and $953 in 2001
      and 2000, respectively) ......................................         918          882
  Equity securities available for sale, at fair value ..............         442          442
                                                                     ------------ ------------
    Total investments ..............................................      76,708       92,782
Cash and cash equivalents ..........................................       7,180       11,978
Premiums receivable, less allowance for non-collection
  of $366 and $308 at 2001 and 2000, respectively ..................      25,943       33,519
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $275 at 2001 and 2000 ..........................       6,967        3,283
Reinsurance recoverable on paid losses from related parties ........         675          614
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $390 and $397 at 2001 and 2000, respectively ...      43,490       39,387
Reinsurance recoverable on unpaid losses from related parties ......      11,950       14,079
Prepaid reinsurance premiums .......................................      25,689       32,699
Prepaid reinsurance premiums to related parties ....................       8,964       10,368
Deferred policy acquisition costs ..................................         617            -
Property and equipment, net ........................................      11,129       12,451
Amounts due from related parties ...................................       8,298            -
Licenses, net ......................................................       3,819        3,894
Excess of cost over net assets acquired, net .......................       2,657        2,963
Other assets .......................................................      13,655       15,481
                                                                     ------------ ------------
Total assets ....................................................... $   247,741  $   273,498
                                                                     ============ ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ....................... $    95,619  $   100,173
  Unearned premiums ................................................      60,978       74,198
  Policyholder deposits ............................................       5,095        5,062
  Accrued taxes and other payables .................................       7,489        6,690
  Premiums payable .................................................      10,012       17,807
  Amounts due to related parties ...................................           -          717
  Debentures .......................................................      24,000       24,000
                                                                     ------------ ------------
    Total liabilities ..............................................     203,193      228,647
                                                                     ------------ ------------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ............................           2            2
  Paid-in surplus ..................................................      60,584       60,584
  Accumulated deficit ..............................................     (16,586)     (16,122)
  Accumulated other comprehensive income:
    Unrealized gain on investments available for sale,
      net of deferred income taxes .................................         548          387
                                                                     ------------ ------------
    Total shareholder's equity .....................................      44,548       44,851
                                                                     ------------ ------------
  Total liabilities and shareholder's equity ....................... $   247,741  $   273,498
                                                                     ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                       PAGE 2
                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Amounts in thousands)

                                                               Three months
                                                               ended June 30,
                                                          ------------------------
                                                             2001          2000
                                                          ----------    ----------
Premiums and other revenues
  Direct premiums written and assumed ................... $  38,770     $  46,798
  Reinsurance premiums ceded ............................   (15,762)      (15,457)
  Reinsurance premiums ceded to related parties .........    (6,517)       (9,036)
                                                          ----------    ----------
    Net premiums written and assumed ....................    16,491        22,305
  Decrease (increase) in unearned premiums ..............     1,576          (915)
                                                          ----------    ----------
    Net premiums earned .................................    18,067        21,390

Interest income, net ....................................       903           972
Realized investment gains, net ..........................       266             -
Commissions, fees and other income ......................       416           315
                                                          ----------    ----------
    Total premiums and other revenues ...................    19,652        22,677
                                                          ----------    ----------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $3,627 and $4,585 in
    2001 and 2000, respectively .........................    13,807        16,648
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,298 and $3,155 in
    2001 and 2000, respectively .........................     2,364         4,875
  General and administrative expenses ...................     3,305         2,795
  Interest expense ......................................       563           562
  Litigation expenses, net ..............................        28            17
                                                          ----------    ----------
    Total operating costs and expenses ..................    20,067        24,897
                                                          ----------    ----------
Loss before income taxes ................................      (415)       (2,220)
Federal income tax benefit ..............................        63           699
                                                          ----------    ----------
Net loss ................................................ $    (352)    $  (1,521)
                                                          ==========    ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                       PAGE 3
                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Amounts in thousands)

                                                                Six months
                                                               ended June 30,
                                                          ------------------------
                                                             2001          2000
                                                          ----------    ----------
Premiums and other revenues
  Direct premiums written and assumed ................... $  77,517     $  91,919
  Reinsurance premiums ceded ............................   (32,871)      (33,771)
  Reinsurance premiums ceded to related parties .........   (12,507)      (20,044)
                                                          ----------    ----------
    Net premiums written and assumed ....................    32,139        38,104
  Decrease in unearned premiums .........................     4,804         4,201
                                                          ----------    ----------
    Net premiums earned .................................    36,943        42,305

Interest income, net ....................................     2,065         2,092
Realized investment gains, net ..........................       882             -
Commissions, fees and other income ......................       788           665
                                                          ----------    ----------
    Total premiums and other revenues ...................    40,678        45,062
                                                          ----------    ----------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $7,632 and $9,612 in
    2001 and 2000, respectively .........................    28,098        32,401
  Policy acquisition costs, net of ceding commissions
    received from related parties of $4,338 and $6,945 in
    2001 and 2000, respectively .........................     5,287         9,702
  General and administrative expenses ...................     6,583         6,012
  Interest expense ......................................     1,125         1,124
  Litigation expenses, net ..............................        19            25
                                                          ----------    ----------
    Total operating costs and expenses ..................    41,112        49,264
                                                          ----------    ----------
Loss before income taxes ................................      (434)       (4,202)
Federal income tax benefit (provision)...................       (30)        1,288
                                                          ----------    ----------
Net loss ................................................ $    (464)    $  (2,914)
                                                          ==========    ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)

                                                               Three months ended June 30,
                                                               ---------------------------
                                                                  2001             2000
                                                               ----------       ----------

Net loss ......................................................$    (352)       $  (1,521)
                                                               ----------       ----------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ...     (555)             231
    Less:  Reclassification adjustment for gains included
      in net loss .............................................     (266)               -
                                                               ----------       ----------
Other comprehensive income (loss), before income tax ..........     (821)             231
Income tax benefit (provision) related to items of other
  comprehensive income (loss) .................................      279              (78)
                                                               ----------       ----------
Other comprehensive income (loss), net of income tax ..........     (542)             153
                                                               ----------       ----------
Comprehensive loss. ...........................................$    (894)       $  (1,368)
                                                               ==========       ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)

                                                                Six months ended June 30,
                                                               ---------------------------
                                                                  2001             2000
                                                               ----------       ----------

Net loss ......................................................$    (464)       $  (2,914)
                                                               ----------       ----------
Other comprehensive income, before income tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period ............    1,126              218
    Less:  Reclassification adjustment for gains
      included in net loss ....................................     (882)               -
                                                               ----------       ----------
Other comprehensive income, before income tax .................      244              218
Income tax benefit related to items of other
  comprehensive income ........................................      (83)             (74)
                                                               ----------       ----------
Other comprehensive income, net of income tax .................      161              144
                                                               ----------       ----------
Comprehensive loss. ...........................................$    (303)       $  (2,770)
                                                               ==========       ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                     Six months ended June 30,
                                                                     -------------------------
                                                                        2001           2000
                                                                     ----------     ----------
OPERATING ACTIVITIES:
Net loss ............................................................$    (464)     $  (2,914)
  Add (deduct):
  Adjustments to reconcile net loss to cash
    applied to operating activities:
    Realized investment gains, net ..................................     (882)            -
    Net losses on sale of property and equipment ....................       20              3
    Amortization and depreciation ...................................    1,046          1,114
    Provision for non-collection of premiums ........................       98             75
    Net change in non-cash balances relating to operating activities:
      Premiums receivable ...........................................    7,478         12,195
      Reinsurance recoverable on paid losses ........................   (3,765)        (3,882)
      Reinsurance recoverable on paid losses from related parties ...      (61)             -
      Reinsurance recoverable on unpaid losses ......................   (4,022)        (2,740)
      Reinsurance recoverable on unpaid losses from related parties..    2,129         (2,715)
      Prepaid reinsurance premiums ..................................    7,010         (2,273)
      Prepaid reinsurance premiums to related parties ...............    1,404         (3,153)
      Deferred policy acquisition costs .............................     (617)           692
      Other assets ..................................................    1,687         (2,290)
      Unpaid losses and loss adjustment expenses ....................   (4,554)         3,617
      Unearned premiums .............................................  (13,220)         1,225
      Policyholder deposits .........................................       33            172
      Accrued taxes and other payables ..............................   (1,240)           (25)
      Premiums payable ..............................................   (7,795)          (371)
      Premiums payable to related parties ...........................        -           (240)
                                                                     ----------     ----------
    Cash applied to operating activities ............................  (15,715)        (1,510)
                                                                     ----------     ----------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases .......................................................  (12,297)        (9,262)
    Sales ...........................................................   20,381              -
    Maturities ......................................................    9,052         12,147
  Cost of property and equipment purchased ..........................   (1,090)        (2,436)
  Proceeds from sale of property and equipment ......................    3,886             18
                                                                     ----------     ----------
    Cash provided by investing activities ...........................   19,932            467
                                                                     ----------     ----------
FINANCING ACTIVITIES
  Proceeds from borrowing from related parties ......................    2,134            714
  Payments and loans to related parties .............................  (11,149)          (784)
                                                                     ----------     ----------
    Cash applied to financing activities ............................   (9,015)           (70)
                                                                     ----------     ----------
Decrease in cash and cash equivalents during the period .............   (4,798)        (1,113)
Cash and cash equivalents at beginning of period ....................   11,978          5,140
                                                                     ----------     ----------
Cash and cash equivalents at end of period ..........................$   7,180      $   4,027
                                                                     ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    Six months ended June 30, 2001 and 2000
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year.

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

NOTE 4.  GOING PRIVATE TRANSACTION - PARENT COMPANY

     A special meeting of shareholders of the Company's indirect parent, Chandler Insurance, was held on March 5, 2001. Three proposals which constitute a going private transaction were approved at the meeting. Together these proposals constitute the "Recapitalization Plan." The Oklahoma Department of Insurance has approved the change of control resulting from the Recapitalization Plan.

     Chandler Insurance financed the Recapitalization Plan through (i) a $2.4 million sale of Chandler Insurance Class A Common Shares to Messrs. LaGere and Paden, (ii) a $10.7 million intercompany loan from Chandler Barbados, and (iii) proceeds of approximately $735,000 from the exercise of outstanding Chandler Insurance options. Chandler USA loaned approximately $10.7 million to Chandler Barbados. Chandler USA's intercompany loan to Chandler Barbados was financed by a $3.8 million sale and leaseback transaction for certain equipment owned by Chandler USA and a $7.0 million dividend declared and paid by NAICO.

NOTE 5.  SALE AND LEASEBACK TRANSACTION

     During March 2001, the Company entered into a $3.8 million sale and leaseback transaction for certain owned equipment. The Company agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 6.75% at June 30, 2001. The Company has the option to repurchase the equipment at the end of the lease for $3,002,000.

NOTE 6.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three and six month periods ended June 30, 2001 and 2000:

                                                  Property
                                                    and        All    Intersegment  Reported
                                         Agency   casualty    other   eliminations  balances
                                       --------- ---------- --------- ------------ ----------
                                                         (In thousands)
THREE MONTHS ENDED JUNE 30, 2001
Revenues from external customers (1)...$    426  $  18,057  $      -  $         -  $  18,483
Intersegment revenues..................   1,374         16         -       (1,390)         -
Segment profit (loss) before
  income taxes (2).....................      92       (325)     (182)           -       (415)

THREE MONTHS ENDED JUNE 30, 2000
Revenues from external customers (1)...$    298  $  21,407  $      -  $         -  $  21,705
Intersegment revenues..................   1,616         73         -       (1,689)         -
Segment profit (loss) before
  income taxes (2).....................     (77)    (1,963)     (180)           -     (2,220)

SIX MONTHS ENDED JUNE 30, 2001
Revenues from external customers (1)...$    785  $  36,946  $      -  $         -  $  37,731
Intersegment revenues..................   3,001         33         -       (3,034)         -
Segment profit (loss) before
  income taxes (2).....................    (144)        36      (326)           -       (434)
Segment assets.........................   4,853    252,253         -       (9,365)   247,741

SIX MONTHS ENDED JUNE 30, 2000
Revenues from external customers (1)...$    612  $  42,358  $      -  $         -  $  42,970
Intersegment revenues..................   3,408        110         -       (3,518)         -
Segment profit (loss) before
  income taxes (2).....................    (333)    (3,519)     (350)           -     (4,202)
Segment assets.........................   5,439    262,826         -       (9,891)   258,374

---------------------------------------
(1)  Consists of net premiums earned and commissions, fees and other income.

(2)  Includes net realized investment gains.


     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                       THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                       --------------------------- --------------------------
                                           2001           2000         2001          2000
                                       ------------   ------------ ------------  ------------
                                                            (In thousands)
INSURANCE PROGRAM
---------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ........$    13,683    $    15,612  $    28,354   $    30,309
Political subdivisions ................      3,027          3,187        5,918         6,524
Surety bonds ..........................      1,402          1,639        2,438         3,504
Group accident and health .............          4            810          319         1,756
Other .................................        (49)           142          (86)          212
                                       ------------   ------------ ------------  ------------
                                       $    18,067    $    21,390  $    36,943   $    42,305
                                       ============   ============ ============  ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ........$     9,566    $    12,452  $    20,888   $    23,379
Political subdivisions ................      3,319          2,803        5,690         5,649
Surety bonds ..........................        571            379          772           806
Group accident and health .............        448          1,140          960         2,822
Other .................................        (97)          (126)        (212)         (255)
                                       ------------   ------------ ------------  ------------
                                       $    13,807    $    16,648  $    28,098   $    32,401
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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and six month periods ended June 30, 2001 and 2000:


                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
THREE MONTHS ENDED JUNE 30,               2001           2000           2001          2000
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    33,233    $    33,887    $    13,683   $    15,612
Political subdivisions .............        8,488          8,527          3,027         3,187
Surety bonds .......................        2,525          3,313          1,402         1,639
Group accident and health ..........           14            858              4           810
Other ..............................          (60)           154            (49)          142
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    44,200    $    46,739    $    18,067   $    21,390
                                      ============   ============   ============  ============

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
SIX MONTHS ENDED JUNE 30,                 2001           2000           2001          2000
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    68,547    $    64,594    $    28,354   $    30,309
Political subdivisions .............       17,121         16,679          5,918         6,524
Surety bonds .......................        4,808          7,322          2,438         3,504
Group accident and health ..........          342          1,860            319         1,756
Other ..............................          (81)           238            (86)          212
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    90,737    $    90,693    $    36,943   $    42,305
                                      ============   ============   ============  ============

     Gross premiums earned, before reductions for premiums ceded to reinsurers, decreased $2.5 million or 5% in the second quarter of 2001 compared to the second quarter of 2000. Gross premiums earned for the first six months of 2001 increased $44,000 compared to the first six months of 2000. Net premiums earned decreased $3.3 million or 16% in the second quarter of 2001 compared to the second quarter of 2000, and decreased $5.4 million or 13% for the six months ended June 30, 2001 compared to the 2000 period. The decrease in net premiums earned was due to a decrease in written premium production, and to the purchase of quota share reinsurance during the fourth quarter of 2000 which reduced NAICO's net retention for its casualty and workers compensation lines of business. The decrease in written premium production was partially offset by increases in premium rates.

     Gross premiums earned in the standard property and casualty program decreased $654,000 or 2% in the second quarter of 2001 compared to the second quarter of 2000, and increased $4.0 million or 6% for the six months ended June 30, 2001 compared to the 2000 period. The increase in the six month period is primarily attributable to increased written premium production in Texas during 2000, and to increases in premium rates. Net premiums earned in the standard property and casualty program decreased $1.9 million or 12% in the second quarter of 2001 compared to the second quarter of 2000, and decreased $2.0 million or 6% for the six months ended June 30, 2001 compared to the 2000 period. The decrease in net premiums earned was due primarily to the purchase of the quota share reinsurance discussed above.

     Gross premiums earned in the political subdivisions program decreased $39,000 in the second quarter of 2001 compared to the second quarter of 2000, and increased $442,000 or 3% for the six months ended June 30, 2001 compared to the 2000 period. Net premiums earned in the political subdivisions program decreased $160,000 or 5% in the second quarter of 2001 compared to the second quarter of 2000, and decreased $606,000 or 9% for the six months ended June 30, 2001 compared to the 2000 period. The decrease in net premiums earned was due primarily to the purchase of the quota share reinsurance discussed above.

     Gross premiums earned in the surety bond program decreased $788,000 or 24% in the second quarter of 2001 compared to the second quarter of 2000, and decreased $2.5 million or 34% for the six months ended June 30, 2001 compared to the 2000 period. The decreases were primarily due to decreases in premium production in Wisconsin, California and Indiana. A portion of the decrease resulted from the termination of a program that was 100% reinsured by an unaffiliated reinsurer. Net premiums earned in the surety bond program decreased $237,000 or 14% in the second quarter of 2001 compared to the second quarter of 2000, and decreased $1.1 million or 30% for the six months ended June 30, 2001 compared to the 2000 period.

     Gross premiums earned in the group accident and health program decreased $844,000 and $1.5 million in the second quarter and first six months of 2001, respectively, and net premiums earned decreased $806,000 and $1.4 million in the second quarter and first six months of 2001, due to the discontinuation of this program during 2000.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At June 30, 2001, the Company's investment portfolio consisted primarily of fixed income U.S. Government, high-quality corporate and tax exempt bonds, with approximately 9% invested in cash and money market instruments. The Company's portfolio contains no non-investment grade bonds or real estate investments.

     Net interest income decreased $69,000 or 7% in the second quarter of 2001 compared to the second quarter of 2000, and decreased $27,000 or 1% for the six months ended June 30, 2001. Net realized investment gains were $266,000 and $882,000 during the second quarter and first six months of 2001, respectively. The Company had no net realized investment gains during the 2000 periods.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income increased $101,000 or 32% in the second quarter of 2001 compared to the second quarter of 2000, and increased $123,000 or 18% for the six months ended June 30, 2001 compared to the 2000 period. The majority of the Company's income from commissions, fees and other income are from the Company's subsidiary LaGere
& Walkingstick Insurance Agency, Inc. ("L&W").

     L&W's brokerage commissions and fees before intercompany eliminations were $1.8 million and $3.8 million in the second quarter and first six months of 2001, respectively, compared to $1.9 million and $4.0 million in the year ago periods. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 76.4% and 76.1% for the quarter and six months ended June 30, 2001, compared to 77.8% and 76.6% in the comparable 2000 periods. Weather-related losses from wind and hail totaled $793,000 and $994,000 for the second quarter and first six months of 2001, respectively, and increased the respective loss ratios by 4.4 and 2.7 percentage points. Weather-related losses totaled $1.2 million and $1.8 million for the second quarter and first six months of 2000, respectively, and increased the respective loss ratios by 5.6 and 4.2 percentage points. The decrease in weather-related losses in the 2001 periods was offset by adverse loss experience in the group accident and health program and by increased losses and loss adjustment expenses in the standard property and casualty and political subdivision programs.

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

     The following table sets forth the Company's policy acquisition costs for each of the three and six month periods ended June 30, 2001 and 2000:

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                             ----------------------  ----------------------
                                                2001        2000        2001        2000
                                             ----------  ----------  ----------  ----------
                                                             (In thousands)
Commissions expense ........................ $   4,446   $   5,730   $   8,837   $  10,987
Other premium related assessments ..........       280         410         330         813
Premium taxes ..............................     1,058       1,240       2,019       2,215
Excise taxes ...............................        65          90         125         200
Dividends to policyholders .................        63         100         102         201
Other expense ..............................        60          30          90          72
                                             ----------  ----------  ----------  ----------
Total direct expenses ......................     5,972       7,600      11,503      14,488
Indirect underwriting expenses .............     3,490       3,975       7,624       8,053
Commissions received from reinsurers .......    (6,678)     (6,053)    (13,211)    (13,531)
Adjustment for deferred acquisition costs ..      (420)       (647)       (629)        692
                                             ----------  ----------  ----------  ----------
Net policy acquisition costs ............... $   2,364   $   4,875   $   5,287   $   9,702
                                             ==========  ==========  ==========  ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 24.4% and 24.7% for the second quarter and first six months of 2001, respectively, compared to 24.7% and 24.5% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 11.5% and 11.4% in the second quarter and the first six months of 2001, respectively, compared to 12.2% and 12.0% in the corresponding 2000 periods.

     Indirect underwriting expenses were 9.0% and 9.8% of total direct written and assumed premiums in the second quarter and first six months of 2001, respectively, compared to 8.5% and 8.8% in the corresponding 2000 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 7.4% and 7.2% of gross premiums earned and commissions, fees and other income in the second quarter and first six months of 2001, respectively, compared to 5.9% and 6.6% for the corresponding 2000 periods. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

INTEREST EXPENSE

     Interest expense of $563,000 and $1.1 million in the second quarter and first six months of 2001 was unchanged from the year-ago periods.
Substantially all of the Company's interest expense is related to the $24 million of outstanding debentures.

LITIGATION AND LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving CenTra, Inc. and certain of its affiliates ("CenTra"). Litigation expenses increased $11,000 in the second quarter of 2001 compared to the second quarter of 2000, and decreased $6,000 for the six months ended June 30, 2001 compared to the 2000 period. Increased or renewed activity could result in greater litigation expenses in the future. See Note 2 to Interim Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2001, the Company used $15.7 million in cash from operations due primarily to decreases in premiums payable, unpaid losses and loss adjustment expenses (net of reinsurance recoverables) and unearned premiums (net of prepaid reinsurance premium) less a decrease in premiums receivable, all of which generally resulted from the decrease in written premium production during 2001. The Company used $1.5 million in cash from operations during the first six months of 2000 due primarily to the net loss In the first six months of 2000 and increases in reinsurance recoverables and prepaid reinsurance premiums, less a decrease in premiums receivable which was due to the collection of approximately $12.9 million related to the rescission of two reinsurance treaties.

     On March 5, 2001, shareholders of the Company's indirect parent, Chandler Insurance Company, Ltd. ("Chandler Insurance"), approved a going private transaction. Chandler Insurance financed the Recapitalization Plan through (i) a $2.4 million sale of Chandler Insurance Class A Common Shares to Messrs. LaGere and Paden, (ii) a $10.7 million intercompany loan from Chandler Insurance (Barbados), Ltd. ("Chandler Barbados"), and (iii) proceeds of approximately $735,000 from the exercise of outstanding Chandler Insurance options. Chandler USA loaned approximately $10.7 million to Chandler Barbados. Chandler USA's intercompany loan to Chandler Barbados was financed by a $3.8 million sale and leaseback transaction for certain equipment owned by Chandler USA and a $7.0 million dividend declared and paid by NAICO.

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

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The Company filed one current report on Form 8-K dated June 11, 2001 responding to Item 4 of Form 8-K.

                                    SIGNATURES
                                    ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 6, 2001                      CHANDLER (U.S.A.), INC.

                                           By: /s/ W. Brent LaGere
                                               -------------------------------
                                               W. Brent LaGere
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)

                                           By: /s/ Mark C. Hart
                                               -------------------------------
                                               Mark C. Hart
                                               Vice President - Finance, Chief
                                               Financial Officer and Treasurer
                                               (Principal Accounting Officer)