Form 10-Q
period 2001-09-30
CHANDLER USA INC
filed 2001-11-07
CIK 1083750

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

                    For the Quarterly Period Ended September 30, 2001

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

     The number of common shares, $1.00 par value, of the registrant outstanding on October 31, 2001 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.

===============================================================================

                                                                       PAGE i
                              CHANDLER (U.S.A.), INC.

                                       INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.

Consolidated Balance Sheets as of September 30, 2001
     and December 31, 2000 .................................................1

Consolidated Statements of Operations for the three months
     ended September 30, 2001 and 2000 .....................................2

Consolidated Statements of Operations for the nine months
     ended September 30, 2001 and 2000 .....................................3

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2001 and 2000 ..............................4

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2001 and 2000 ..............................5

Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2001 and 2000 .....................................6

Notes to Interim Consolidated Financial Statements .........................7

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
     Results of Operations .................................................12


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ...............................................16

Item 2.    Changes in Securities ...........................................16

Item 3.    Defaults Upon Senior Securities .................................16

Item 4.    Submission of Matters to a Vote of Security Holders .............16

Item 5.    Other Information ...............................................16

Item 6.    Exhibits and Reports on Form 8-K ................................16

Signatures .................................................................17

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                    September 30, December 31,
                                                                        2001          2000
                                                                    ------------  ------------
ASSETS                                                              (Unaudited)
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $5,371 and $5,446 in 2001
      and 2000, respectively) ..................................... $      5,705  $     5,538
    Unrestricted (amortized cost $57,123 and $85,693 in 2001
      and 2000, respectively) .....................................       58,637       85,746
  Fixed maturities held to maturity, at amortized cost
    Restricted (fair value $383 and $186 in 2001
      and 2000, respectively) .....................................          348          174
    Unrestricted (fair value $846 and $953 in 2001
      and 2000, respectively) .....................................          767          882
  Equity securities available for sale, at fair value .............          442          442
                                                                    ------------- ------------
    Total investments .............................................       65,899       92,782
Cash and cash equivalents .........................................       15,834       11,978
Premiums receivable, less allowance for non-collection
  of $407 and $308 at 2001 and 2000, respectively .................       28,509       33,519
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $647 and $275 at 2001 and 2000, respectively ..       10,640        3,283
Reinsurance recoverable on paid losses from related parties .......          497          614
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $397 at 2000 ..................................       51,235       39,387
Reinsurance recoverable on unpaid losses from related parties .....       11,100       14,079
Prepaid reinsurance premiums ......................................       29,591       32,699
Prepaid reinsurance premiums to related parties ...................        9,277       10,368
Property and equipment, net .......................................       11,037       12,451
Amounts due from related parties ..................................        6,721            -
Licenses, net .....................................................        3,782        3,894
Excess of cost over net assets acquired, net ......................        2,503        2,963
Other assets ......................................................       12,423       15,481
                                                                    ------------- ------------
Total assets ...................................................... $    259,048  $   273,498
                                                                    ============= ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ...................... $     98,658  $   100,173
  Unearned premiums ...............................................       68,674       74,198
  Policyholder deposits ...........................................        5,131        5,062
  Accrued taxes and other payables ................................        5,902        6,690
  Premiums payable ................................................       10,996       17,807
  Amounts due to related parties ..................................            -          717
  Debentures ......................................................       24,000       24,000
                                                                    ------------- ------------
    Total liabilities .............................................      213,361      228,647
                                                                    ------------- ------------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares
    authorized; 2,484 shares issued and outstanding ...............            2            2
  Paid-in surplus .................................................       60,584       60,584
  Accumulated deficit .............................................      (16,411)     (16,122)
  Accumulated other comprehensive income:
    Unrealized gain on investments available for sale,
      net of deferred income taxes ................................        1,512          387
                                                                    ------------- ------------
    Total shareholder's equity ....................................       45,687       44,851
                                                                    ------------- ------------
Total liabilities and shareholder's equity ........................ $    259,048  $   273,498
                                                                    ============= ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                       PAGE 2
                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Amounts in thousands)

                                                          Three months ended September 30,
                                                          --------------------------------
                                                               2001              2000
                                                          --------------    --------------

Premiums and other revenues
  Direct premiums written and assumed ................... $      50,214     $      65,258
  Reinsurance premiums ceded ............................       (22,465)          (23,027)
  Reinsurance premiums ceded to related parties .........        (6,863)          (12,065)
                                                          --------------    --------------

    Net premiums written and assumed ....................        20,886            30,166
  Increase in unearned premiums .........................        (3,480)           (6,811)
                                                          --------------    --------------

    Net premiums earned .................................        17,406            23,355

Interest income, net ....................................           870             1,062
Realized investment gains, net ..........................           712               142
Commissions, fees and other income ......................           605               431
                                                          --------------    --------------

    Total premiums and other revenues ...................        19,593            24,990
                                                          --------------    --------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $4,763 and $5,317 in
    2001 and 2000, respectively .........................        12,389            16,722
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,317 and $4,207 in
    2001 and 2000, respectively .........................         2,621             4,566
  General and administrative expenses ...................         3,595             3,253
  Interest expense ......................................           558               565
  Litigation expenses, net ..............................            16                25
                                                          --------------    --------------

    Total operating costs and expenses ..................        19,179            25,131
                                                          --------------    --------------

Income (loss) before income taxes .......................           414              (141)
Federal income tax provision ............................          (239)              (75)
                                                          --------------    --------------

Net income (loss) ....................................... $         175     $        (216)
                                                          ==============    ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                       PAGE 3
                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Amounts in thousands)

                                                          Nine months ended September 30,
                                                          -------------------------------
                                                               2001             2000
                                                          --------------   --------------

Premiums and other revenues
  Direct premiums written and assumed ..................  $     127,731    $     157,177
  Reinsurance premiums ceded ...........................        (55,336)         (56,798)
  Reinsurance premiums ceded to related parties ........        (19,370)         (32,109)
                                                          --------------   --------------

    Net premiums written and assumed ...................         53,025           68,270
  Decrease (increase) in unearned premiums .............          1,324           (2,610)
                                                          --------------   --------------

    Net premiums earned ................................         54,349           65,660

Interest income, net ...................................          2,935            3,154
Realized investment gains, net .........................          1,594              142
Commissions, fees and other income .....................          1,393            1,096
                                                          --------------   --------------

    Total premiums and other revenues ..................         60,271           70,052
                                                          --------------   --------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $12,395 and $14,929 in
    2001 and 2000, respectively ........................         40,487           49,123
  Policy acquisition costs, net of ceding commissions
    received from related parties of $6,655 and $11,152
    in 2001 and 2000, respectively .....................          7,908           14,268
  General and administrative expenses ..................         10,178            9,265
  Interest expense .....................................          1,683            1,689
  Litigation expenses, net .............................             35               50
                                                          --------------   --------------

    Total operating costs and expenses .................         60,291           74,395
                                                          --------------   --------------

Loss before income taxes ...............................            (20)          (4,343)
Federal income tax benefit (provision) .................           (269)           1,213
                                                          --------------   --------------

Net loss ...............................................  $        (289)   $      (3,130)
                                                          ==============   ==============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)

                                                           Three months ended September 30,
                                                          --------------------------------
                                                               2001              2000
                                                          --------------    --------------

Net income (loss) ....................................... $         175     $        (216)
                                                          --------------    --------------
Other comprehensive income, before income tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period ......         2,172             1,204
    Less:  Reclassification adjustment for gains included
      in net income (loss) ..............................          (712)             (142)
                                                          --------------    --------------
Other comprehensive income, before income tax ...........         1,460             1,062

Income tax provision related to items of other
  comprehensive income ..................................          (496)             (361)
                                                          --------------    --------------
Other comprehensive income, net of income tax ...........           964               701
                                                          --------------    --------------
Comprehensive income .................................... $       1,139     $         485
                                                          ==============    ==============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)

                                                          Nine months ended September 30,
                                                          -------------------------------
                                                               2001             2000
                                                          --------------   --------------

Net loss ...............................................  $        (289)   $      (3,130)
                                                          --------------   --------------
Other comprehensive income, before income tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period .....          3,298            1,422
    Less: Reclassification adjustment for gains
      included in net loss .............................         (1,594)            (142)
                                                          --------------   --------------
Other comprehensive income, before income tax ..........          1,704            1,280

Income tax provision related to items of other
  comprehensive income .................................           (579)            (435)
                                                          --------------   --------------
Other comprehensive income, net of income tax ..........          1,125              845
                                                          --------------   --------------
Comprehensive income (loss) ............................  $         836    $      (2,285)
                                                          ==============   ==============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                             Nine months ended September 30,
                                                             -------------------------------
                                                                  2001             2000
                                                             --------------   --------------

OPERATING ACTIVITIES
Net loss ..................................................  $        (289)   $      (3,130)
  Add (deduct):
  Adjustments to reconcile net loss to cash provided by
    (applied to) operating activities:
    Realized investment gains, net ........................         (1,594)            (142)
    Net losses on sale of property and equipment ..........             22                5
    Amortization and depreciation .........................          1,580            1,856
    Provision for non-collection of premiums ..............            153              249
    Net change in non-cash balances relating
      to operating activities:
      Premiums receivable .................................          4,857            3,456
      Reinsurance recoverable on paid losses ..............         (7,721)             903
      Reinsurance recoverable on paid losses from
        related parties ...................................            117                -
      Reinsurance recoverable on unpaid losses ............        (11,484)            (470)
      Reinsurance recoverable on unpaid losses from
        related parties ...................................          2,979           (4,066)
      Prepaid reinsurance premiums ........................          3,108           (7,742)
      Prepaid reinsurance premiums to related parties .....          1,091           (5,245)
      Deferred policy acquisition costs ...................              -              791
      Other assets ........................................          2,395           (2,600)
      Unpaid losses and loss adjustment expenses ..........         (1,515)           1,288
      Unearned premiums ...................................         (5,524)          15,597
      Policyholder deposits ...............................             69              194
      Accrued taxes and other payables ....................         (2,827)          (1,039)
      Premiums payable ....................................         (6,811)           4,270
      Premiums payable to related parties .................              -              446
                                                             --------------   --------------
      Cash provided by (applied to) operating activities ..        (21,394)           4,621
                                                             --------------   --------------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases .............................................        (28,810)         (25,776)
    Sales .................................................         47,368            7,142
    Maturities ............................................         11,508           19,241
  Cost of property and equipment purchased ................         (1,302)          (2,718)
  Proceeds from sale of property and equipment ............          3,924               21
                                                             --------------   --------------
    Cash provided by (applied to) investing activities ....         32,688           (2,090)
                                                             --------------   --------------
FINANCING ACTIVITIES
  Payments and loans from related parties .................          3,914              834
  Payments and loans to related parties ...................        (11,352)            (902)
                                                             --------------   --------------
    Cash applied to financing activities ..................         (7,438)             (68)
                                                             --------------   --------------
Increase in cash and cash equivalents during the period ...          3,856            2,463
Cash and cash equivalents at beginning of period ..........         11,978            5,140
                                                             --------------   --------------
Cash and cash equivalents at end of period ................  $      15,834    $       7,603
                                                             ==============   ==============

See accompanying Notes to Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended
September 30, 2001 are not necessarily indicative of the results that may be expected for the year.

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

     In the CenTra litigation, certain officers and directors of Chandler USA and Chandler Insurance were named as defendants. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of
Association.   These expenses together with certain other expenses may be recovered from Chandler Insurance's director and officer liability insurance policy (the "D&O Insurer"). As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance is included in other assets in Chandler Barbados' and Chandler USA's balance sheets. Chandler Insurance and its subsidiaries contend they are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. The D&O Insurer contends that certain policy provisions exclude coverage for these claims. On August 22, 2001, Chandler Insurance and its subsidiaries, including the Company filed an action in the State District Court in Oklahoma City, Oklahoma ("Oklahoma State Court") alleging that the D&O policies should be rescinded and seeking repayment of more than $5 million in premiums they previously paid. Chandler Insurance and its subsidiaries are currently involved in litigation with the insurer for payment of the policy balance or rescission and repayment of premiums previously paid. The litigation is pending in the Oklahoma State Court and in State Court in Michigan. These separate cases are still in the early pleading stages and the Company cannot predict the date of resolution or the outcome of these cases. Chandler Insurance and its subsidiaries may or may not recover the remaining policy limits or the previously paid premiums and could incur significant costs in resolving this matter.

     The ultimate outcome of the litigation described above could have a material adverse effect on Chandler USA and Chandler Insurance and could negatively impact future earnings and cash flows.

GOING PRIVATE LITIGATION

     On June 5 and 6, 2000, three civil lawsuits were filed against Chandler Insurance, Chandler USA and all of Chandler Insurance's directors. All three suits were consolidated into a single proceeding. The suit alleges that the plans announced on June 1, 2000 to take Chandler Insurance private are detrimental to certain shareholders of Chandler Insurance that would be subject to a reverse stock split. Each suit also requested that it be certified as a class action and that the court enter a temporary restraining order to prevent completion of the announced plan. The suit also alleged that all defendants have breached and are breaching fiduciary duties owed to the plaintiffs and other shareholders. In March 2001, Chandler Insurance completed the going private transaction (See Note 5). On October 5, 2001 the suits were dismissed.

OTHER LITIGATION

     Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

NOTE 3.  NEW ACCOUNTING STANDARDS

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

     In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, which supercedes Accounting Principles Board ("APB") Opinion No. 16, BUSINESS COMBINATIONS. The most significant changes made by SFAS No. 141 are requiring the purchase method of accounting for all business combinations initiated after June 30, 2001, establishing specific criteria for the recognition of intangible assets separately from goodwill, and requiring that unallocated negative goodwill be written off immediately as an extraordinary gain. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows since the Company has not entered into a business combination subsequent to June 30, 2001.

NOTE 4.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

     In June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, and SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS.

     SFAS No. 142 supercedes APB Opinion No. 17, INTANGIBLE ASSETS, and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives.
SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July
1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its consolidated financial statements.

     SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged. The Company, which will adopt SFAS No. 143 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 143 on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 establishes an accounting model based on SFAS
No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company, which will adopt SFAS No. 144 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 144 on its consolidated financial statements.

NOTE 5.  GOING PRIVATE TRANSACTION - PARENT COMPANY

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

NOTE 6.  SALE AND LEASEBACK TRANSACTION

     During March 2001, the Company entered into a $3.8 million sale and leaseback transaction for certain owned equipment. The Company agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 6.0% at September 30, 2001. The Company has the option to repurchase the equipment at the end of the lease for $3,002,000.

NOTE 7.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three and nine month periods ended September 30, 2001 and 2000:

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

THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers (1) .. $    597  $  17,414  $      -  $         -  $  18,011
Intersegment revenues .................    1,922         19         -       (1,941)         -
Segment profit (loss) before
  income taxes (2) ....................      171        412      (169)           -        414

THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers (1) .. $    399  $  23,387  $      -  $         -  $  23,786
Intersegment revenues .................    2,917         44         -       (2,961)         -
Segment profit (loss) before
  income taxes (2) ....................       (5)       223      (359)           -       (141)

NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers (1) .. $  1,382  $  54,360  $      -  $         -  $  55,742
Intersegment revenues .................    4,923         52         -       (4,975)         -
Segment profit (loss) before
  income taxes (2) ....................       27        448      (495)           -        (20)
Segment assets ........................    7,177    262,838         -      (10,967)   259,048

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers (1) .. $  1,011  $  65,745  $      -  $         -  $  66,756
Intersegment revenues .................    6,325        155         -       (6,480)         -
Segment profit (loss) before
  income taxes (2) ....................     (338)    (3,296)     (709)           -     (4,343)
Segment assets ........................    6,636    279,641         -      (11,038)   275,239

---------------------------------------
(1)  Consists of net premiums earned and commissions, fees and other income.

(2)  Includes net realized investment gains.


     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                           -----------------------  -----------------------
                                              2001         2000        2001         2000
                                           ----------   ----------  ----------   ----------
                                                          (In thousands)
INSURANCE PROGRAM
------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ........... $  12,920    $  17,950   $  41,274    $  48,258
Political subdivisions ...................     3,319        3,228       9,236        9,752
Surety bonds .............................     1,166        1,446       3,604        4,951
Group accident and health ................         -          762         319        2,519
Other ....................................         1          (31)        (84)         180
                                           ----------   ----------  ----------   ----------
                                           $  17,406    $  23,355   $  54,349    $  65,660
                                           ==========   ==========  ==========   ==========
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ........... $   8,165    $  12,885   $  29,054    $  36,264
Political subdivisions ...................     3,489        2,478       9,179        8,127
Surety bonds .............................       593          335       1,365        1,141
Group accident and health ................       (62)       1,065         897        3,887
Other ....................................       204          (41)         (8)        (296)
                                           ----------   ----------  ----------   ----------
                                           $  12,389    $  16,722   $  40,487    $  49,123
                                           ==========   ==========  ==========   ==========

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998 and 1999. During the fourth quarter of 1999, NAICO agreed to rescind two reinsurance treaties which had been in effect since January 1, 1999. At September 30, 2001, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses relating to the 1998 treaties of approximately $2.2 million. Reliance had been under state supervision since May 2001. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. At this time, NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. NAICO did not incur any charges for uncollectible reinsurance recoverables from unaffiliated reinsurers in 2000 or in the nine months ended September 30, 2001. At September 30, 2001, NAICO's allowance for uncollectible reinsurance recoverables was approximately $647,000.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and nine month periods ended September 30, 2001 and 2000:

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
THREE MONTHS ENDED SEPTEMBER 30,          2001           2000           2001          2000
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    31,564    $    37,913    $    12,920   $    17,950
Political subdivisions .............        8,633          8,760          3,319         3,228
Surety bonds .......................        2,363          3,405          1,166         1,446
Group accident and health ..........            -            828              -           762
Other ..............................          (42)           (20)             1           (31)
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    42,518    $    50,886    $    17,406   $    23,355
                                      ============   ============   ============  ============

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
NINE MONTHS ENDED SEPTEMBER 30,           2001           2000           2001          2000
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $   100,111    $   102,507    $    41,274   $    48,258
Political subdivisions .............       25,754         25,439          9,236         9,752
Surety bonds .......................        7,170         10,727          3,604         4,951
Group accident and health ..........          343          2,688            319         2,519
Other ..............................         (123)           218            (84)          180
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $   133,255    $   141,579    $    54,349   $    65,660
                                      ============   ============   ============  ============

     Gross premiums earned decreased $8.4 million or 16% in the third quarter of 2001 compared to the third quarter of 2000 and decreased $8.3 million or 6% for the nine months ended September 30, 2001 compared to the 2000 period. The decrease in gross premiums earned was due to a decrease in written premium production in Texas and Oklahoma, that was partially offset by increases in premium rates. Net premiums earned decreased $5.9 million or 25% in the third quarter of 2001 compared to the third quarter of 2000, and decreased $11.3 million or 17% for the nine months ended September 30, 2001 compared to the 2000 period. The purchase of quota share reinsurance during the fourth quarter of 2000 reduced NAICO's net retention and net premiums earned for its casualty and workers compensation lines of business.

     Gross premiums earned in the standard property and casualty program decreased $6.3 million or 17% in the third quarter of 2001 compared to the third quarter of 2000, and decreased $2.4 million or 2% for the nine months ended September 30, 2001 compared to the 2000 period. The decreases are primarily attributable to decreased written premium production in Oklahoma and Texas during 2001 that was partially offset by increases in premium rates. Net premiums earned in the standard property and casualty program decreased $5.0 million or 28% in the third quarter of 2001 compared to the third quarter of 2000, and decreased $7.0 million or 14% for the nine months ended September 30, 2001 compared to the 2000 period. The purchase of the quota share reinsurance discussed above accounted for a portion of the decrease in net premiums earned in the 2001 periods.

     Gross premiums earned in the political subdivisions program decreased $127,000 or 1% in the third quarter of 2001 compared to the third quarter of 2000, and increased $315,000 or 1% for the nine months ended September 30, 2001 compared to the 2000 period. Net premiums earned in the political subdivisions program increased $91,000 or 3% in the third quarter of 2001 compared to the third quarter of 2000, and decreased $516,000 or 5% for the nine months ended September 30, 2001 compared to the 2000 period. The purchase of the quota share reinsurance discussed above accounted for a portion of the decrease in net premiums earned in the nine months ended September 30, 2001.

     Gross premiums earned in the surety bond program decreased $1.0 million or 31% in the third quarter of 2001 compared to the third quarter of 2000, and decreased $3.6 million or 33% for the nine months ended September 30, 2001 compared to the 2000 period. The decreases were primarily due to decreases in premium production in California, Louisiana and Wisconsin. A portion of the decrease resulted from the termination of a program that was 100% reinsured by an unaffiliated reinsurer. Net premiums earned in the surety bond program decreased $280,000 or 19% in the third quarter of 2001 compared to the third quarter of 2000, and decreased $1.3 million or 27% for the nine months ended September 30, 2001 compared to the 2000 period.

     Gross premiums earned in the group accident and health program decreased $828,000 and $2.3 million in the third quarter and first nine months of 2001, respectively, and net premiums earned decreased $762,000 and $2.2 million in the third quarter and first nine months of 2001, due to the discontinuation of this program during 2000.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At September 30, 2001, the Company's investment portfolio consisted primarily of fixed income U.S. Government and high-quality corporate bonds, with approximately 19% invested in cash and money market instruments. The Company's portfolio contains no non-investment grade bonds or real estate investments.

     Net interest income decreased $192,000 or 18% in the third quarter of 2001 compared to the third quarter of 2000, and decreased $219,000 or 7% for the nine months ended September 30, 2001. Lower interest rates and a decrease in the Company's invested assets contributed to the decrease in net interest income. Net realized investment gains increased $570,000 in the third quarter of 2001 compared to the third quarter of 2000, and increased $1.5 million for the nine months ended September 30, 2001 compared to the 2000 period. The net realized investment gains in the 2001 periods resulted primarily from sales of fixed maturities available for sale to provide cash for operating activities due to the decrease in written premiums.

COMMISSIONS, FEES AND OTHER INCOME

     The Company's income from commissions, fees and other income increased $174,000 or 40% in the third quarter of 2001 compared to the third quarter of 2000, and increased $297,000 or 27% for the nine months ended September 30, 2001 compared to the 2000 period. The majority of the Company's income from commissions, fees and other income are from the Company's subsidiary LaGere & Walkingstick Insurance Agency, Inc. ("L&W").

     L&W's brokerage commissions and fees before intercompany eliminations were $2.5 million and $6.3 million in the third quarter and first nine months of 2001, respectively, compared to $3.3 million and $7.3 million in the year ago periods. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of the Company's subsidiaries.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 71.2% and 74.5% for the quarter and nine months ended September 30, 2001, compared to 71.6% and 74.8% in the comparable 2000 periods. A decrease in the standard property and casualty program loss ratio was offset by an increase in the loss ratio for the political subdivisions program and surety bonds program. Weather-related losses from wind and hail totaled $761,000 and $1.8 million for the third quarter and first nine months of 2001, respectively, and increased the respective loss ratios by 4.4 and
3.2 percentage points. Weather-related losses totaled $579,000 and $2.4 million for the third quarter and first nine months of 2000, respectively, and increased the respective loss ratios by 2.5 and 3.6 percentage points.

     At this time, NAICO has not received any claims related to the September 11, 2001 terrorist attacks on the World Trade Center and does not believe that it has any significant exposure to these and related losses. While several of NAICO's reinsurers did experience significant losses related to these attacks, it currently does not appear that these losses will impair the reinsurers' ability to pay claims.

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

     The following table sets forth the Company's policy acquisition costs for each of the three and nine month periods ended September 30, 2001 and 2000:

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                             ----------------------  ----------------------
                                                2001        2000        2001        2000
                                             ----------  ----------  ----------  ----------
                                                             (In thousands)
Commissions expense ........................ $   4,714   $   6,840   $  13,551   $  17,828
Other premium related assessments ..........       310         334         640       1,147
Premium taxes ..............................       883       1,101       2,902       3,316
Excise taxes ...............................        69         121         194         321
Dividends to policyholders .................        36          (1)        138         200
Other expense ..............................        53         173         143         245
                                             ----------  ----------  ----------  ----------
Total direct expenses ......................     6,065       8,568      17,568      23,057
Indirect underwriting expenses .............     4,118       5,230      11,742      13,283
Commissions received from reinsurers .......    (8,575)     (9,331)    (21,786)    (22,863)
Adjustment for deferred acquisition costs ..     1,013          99         384         791
                                             ----------  ----------  ----------  ----------
Net policy acquisition costs ............... $   2,621   $   4,566   $   7,908   $  14,268
                                             ==========  ==========  ==========  ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 20.3% and 22.9% for the third quarter and first nine months of 2001, respectively, compared to 21.1% and 23.1% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 9.4% and 10.6% in the third quarter and the first nine months of 2001, respectively, compared to 10.5% and 11.3% in the corresponding 2000 periods.

     Indirect underwriting expenses were 8.2% and 9.2% of total direct written and assumed premiums in the third quarter and first nine months of 2001, respectively, compared to 8.0% and 8.5% in the corresponding 2000 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 8.3% and 7.6% of gross premiums earned and commissions, fees and other income in the third quarter and first nine months of 2001, respectively, compared to 6.3% and 6.5% for the corresponding 2000 periods. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

INTEREST EXPENSE

     Interest expense was $558,000 and $1.7 million in the third quarter and first nine months of 2001 compared to $565,000 and $1.7 million in the corresponding 2000 periods. Substantially all of the Company's interest expense is related to the $24 million of outstanding debentures.

LITIGATION AND LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving CenTra, Inc. and certain of its affiliates ("CenTra"), and related litigation with the Company's director and officer liability insurer. Litigation expenses decreased $9,000 in the third quarter of 2001 compared to the third quarter of 2000, and decreased $15,000 for the nine months ended September 30, 2001 compared to the 2000 period. Increased or renewed activity could result in greater litigation expenses in the future. See Note 2 to Interim Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2001, the Company used $21.4 million in cash from operations due primarily to an increase in reinsurance recoverables on paid and unpaid losses which resulted from the purchase of additional reinsurance in October 2000 and increased loss activity within the Company's other reinsurance treaties. In the first nine months of 2000, the Company provided $4.6 million in cash from operations due primarily to the collection of certain receivables totaling approximately $12.9 million in January 2000 that were related to the rescission of two reinsurance treaties during the fourth quarter of 1999. Cash provided from operations in the 2000 period also increased due to an increase in unearned premiums and premiums payable, less increases in prepaid reinsurance premiums, reinsurance recoverable on unpaid losses from related parties, and premiums receivable other than the collections described above, which generally resulted from an increase in written premiums.

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

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998 and 1999. During the fourth quarter of 1999, NAICO agreed to rescind two reinsurance treaties which had been in effect since January 1, 1999. At September 30, 2001, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses relating to the 1998 treaties of approximately $2.2 million. Reliance had been under state supervision since May 2001. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. At this time, NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. NAICO did not incur any charges for uncollectible reinsurance recoverables from unaffiliated reinsurers in 2000 or in the nine months ended September 30, 2001. At September 30, 2001, NAICO's allowance for uncollectible reinsurance recoverables was approximately $647,000.

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


Date:  November 6, 2001             CHANDLER (U.S.A.), INC.


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
