Form 10-K
period 2001-12-31
CHANDLER USA INC
filed 2002-03-14
CIK 1083750

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


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

Aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2002: None.

The number of common shares, $1.00 par value, of the registrant outstanding on February 28, 2002 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Registrant does not incorporate by reference in this report any annual report, proxy statement, or Rule 424 prospectus.

===============================================================================

                                   PART I

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K report, as well as statements made by Chandler (U.S.A.), Inc. ("Chandler USA") in periodic press releases and oral statements made by Chandler USA's officials constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Chandler USA to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which Chandler USA and its subsidiaries operate; (iv) claims frequency; (v) claims severity;
(vi) the number of new and renewal policy applications submitted to National American Insurance Company ("NAICO") by its agents; (vii) the ability of NAICO to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii) the ability of NAICO to maintain favorable insurance company ratings; and (ix) other factors including ongoing litigation matters.

ITEM 1.  BUSINESS

GENERAL

     Chandler USA is an insurance holding company that provides administrative services to its wholly owned subsidiaries NAICO and LaGere & Walkingstick Insurance Agency, Inc. ("L&W"). Through its subsidiaries, Chandler USA operates in two business segments: property and casualty insurance and insurance agency operations. Chandler USA is an Oklahoma corporation which is wholly owned by Chandler Insurance (Barbados), Ltd. ("Chandler Barbados"), which, in turn, is wholly owned by Chandler Insurance Company, Ltd.
("Chandler Insurance"), a Cayman Islands company. In March 2001, Chandler Insurance became a privately owned company that is owned by W. Brent LaGere and Mark T. Paden. Mr. LaGere currently serves as Chairman of the Board and Chief Executive Officer of Chandler USA and its subsidiaries, and Mr. Paden serves as President and Chief Operating Officer of Chandler USA and its subsidiaries. Chandler USA is headquartered in Chandler, Oklahoma, in facilities also occupied by NAICO and L&W.

     NAICO is one of the leading commercial business insurance writers in Oklahoma, providing property and casualty coverage for businesses in various industries. NAICO has a network of independent agents, totaling approximately 200 at December 31, 2001, that market NAICO's insurance products. Independent agents originate substantially all of NAICO's business. NAICO is licensed to write property and casualty coverage in 45 states and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects. Effective February 5, 2002, NAICO's rating from A.M. Best Company was raised from "B+ (Very Good)" to
"B++ (Very Good)." A.M. Best Company is an insurance rating agency. NAICO is also rated "BBB (Good)" by Standard & Poor's rating agency. These ratings are independent opinions of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

     L&W is an independent insurance agency that represents various insurance companies providing a variety of property and casualty, individual and group life, medical and disability income coverages. L&W also acts as a surplus lines broker specializing in risk management and brokering insurance primarily for commercial enterprises.

     Chandler Barbados is a Barbados company and a wholly owned subsidiary of Chandler Insurance that reinsures risks underwritten by NAICO. NAICO retains a portion of each risk, then transfers the balance to reinsurance companies including Chandler Barbados. Chandler Insurance reinsures Chandler Barbados for a portion of the risk that it assumes from NAICO.

GOING PRIVATE TRANSACTION - PARENT COMPANY

     A special meeting of shareholders of Chandler USA's indirect parent, Chandler Insurance, was held on March 5, 2001. Three proposals which constitute a going private transaction were approved at the meeting, and Chandler Insurance completed the going private transaction in March 2001. The Oklahoma Department of Insurance approved the change of control resulting from the going private transaction. Chandler Insurance has terminated its Exchange Act registration and no longer files reports with the Securities and Exchange Commission.

     Chandler Insurance financed the going private transaction through (i) a $2.4 million sale of Chandler Insurance Class A Common Shares to Messrs. LaGere and Paden, (ii) a $10.7 million intercompany loan from Chandler Barbados, and (iii) proceeds of approximately $735,000 from the exercise of outstanding Chandler Insurance options. Chandler USA loaned approximately $10.7 million to Chandler Barbados. Chandler USA's intercompany loan to Chandler Barbados was financed by a $3.8 million sale and leaseback transaction for certain equipment owned by Chandler USA and a $7.0 million dividend declared and paid by NAICO.

INSURANCE PROGRAMS

     NAICO writes various property and casualty insurance products through three primary marketing programs. The programs are standard property and casualty, political subdivisions and surety bonds.

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

POLITICAL SUBDIVISIONS PROGRAM

     Under the political subdivisions program, NAICO writes insurance policies for school districts and municipalities. As of December 31, 2001, NAICO insured 541 school districts including 526 school districts in Oklahoma. The coverages offered include workers compensation, automobile liability, automobile physical damage, general liability, property and school board legal liability.

     NAICO also writes property and casualty insurance for municipalities primarily in Oklahoma. The coverages offered include workers compensation, automobile and general liability, automobile physical damage, property and public officials liability insurance. As of December 31, 2001, NAICO insured 135 municipalities.

SURETY BOND PROGRAM

     NAICO writes surety bonds, commonly referred to as contract performance bonds, to secure the performance of contractors and suppliers on construction projects. Individual bonds generally do not exceed $5 million, and an individual contractor generally does not have "work in progress" for both bonded and unbonded jobs in excess of $10 million. A substantial portion of this business is written in Texas and Oklahoma. NAICO also writes bail bonds, which guarantee that the principal will discharge obligations set by the court, as well as other types of miscellaneous bonds.

     The following table shows gross premiums earned and net premiums earned by insurance program for the years 1999, 2000 and 2001. The term "gross premiums earned" means gross premiums written (before reductions for premiums ceded to reinsurers) less the increases or plus the decreases in the gross unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. The term "net premiums earned" means gross premiums earned less reductions for earned premiums ceded to reinsurers. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                        GROSS PREMIUMS EARNED           NET PREMIUMS EARNED
                                     ----------------------------- -----------------------------
INSURANCE PROGRAMS                     1999      2000      2001      1999      2000      2001
------------------------------------ --------- --------- --------- --------- --------- ---------
                                                           (In thousands)

Standard property and casualty...... $ 99,512  $139,051  $128,554  $ 56,673  $ 62,823  $ 53,130
Political subdivisions .............   29,994    34,353    34,178    14,320    12,826    12,534
Surety bonds .......................   13,660    13,691     8,796     7,835     6,467     4,125
Group accident and health (1) ......    9,098     3,394       342     8,195     3,190       319
Other (2) ..........................      183       278      (271)       75       213      (123)
                                     --------- --------- --------- --------- --------- ---------
TOTAL .............................. $152,447  $190,767  $171,599  $ 87,098  $ 85,519  $ 69,985
                                     ========= ========= ========= ========= ========= =========
-----------------------

(1)  The group accident and health program was discontinued during 2000.

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


                                                               YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                      1997     1998     1999     2000     2001
                                                    -------- -------- -------- -------- --------

Other liability ...................................      13%      22%      19%      25%      25%
Workers compensation ..............................      44%      19%      34%      25%      24%
Automobile liability ..............................      17%      22%      17%      20%      19%
Automobile physical damage ........................       7%       9%       8%      13%      17%
Property ..........................................       2%       4%       3%       4%       7%
Surety ............................................      13%      14%       9%       8%       6%
Inland marine .....................................       1%       1%       1%       1%       2%
Accident and health ...............................       3%       9%       9%       4%       -%
                                                    -------- -------- -------- -------- --------
     Total ........................................     100%     100%     100%     100%     100%
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

     L&W acts as a broker for NAICO, accepting applications for insurance from independent agents who, in many instances, are not agents appointed directly by NAICO.

UNDERWRITING AND CLAIMS

     Independent insurance agents submit applications for insurance coverage for prospective customers to NAICO. NAICO reviews a prospective risk in accordance with its specific underwriting guidelines. If the risk is approved and coverage is accepted by the insured, NAICO issues an insurance policy.

     NAICO has maintained a continuous contractual relationship with an underwriting manager for its bail bond program. During 1999, 2000 and 2001, the gross written premiums in this program were $2.8 million, $2.5 million and $2.3 million, respectively. This underwriting manager operates through a network of bail bond agents who submit applications to the underwriting manager. If the application meets the specific guidelines set by the underwriting manager, a bail bond is issued. This underwriting manager is an independent contractor and is responsible for collection of all premiums and payment of all commissions to bail bond agents. Additionally, it is responsible for all claims and recoveries and is required to maintain collateral security for each bond.

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

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased varies from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 or July 1 of each year. NAICO renewed all January 1, 2002 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on April 1 or July 1, 2002, as applicable.

     NAICO has structured separate reinsurance programs for construction surety bonds, property (including inland marine), workers compensation, casualty (including automobile liability, general liability, umbrella liability and related professional liability), and automobile physical damage. Chandler Barbados reinsures NAICO for a portion of the risk on NAICO's construction surety bonds, workers compensation and casualty reinsurance programs. A portion of the risk that Chandler Barbados assumes from NAICO is reinsured by Chandler Insurance.

     Under the 1999 workers compensation reinsurance program, NAICO's net retention was 50% of the first $10,000 of loss per occurrence plus 75% of $490,000 excess of $10,000 of loss per occurrence. Effective January 1, 2000, NAICO's net retention was reduced to 42.5% of the first $10,000 of loss per occurrence plus 37.5% of $90,000 excess of $10,000 of loss per occurrence. Effective October 1, 2000, NAICO purchased quota share reinsurance which reduced NAICO's net retention to 34% of the first $10,000 of loss per occurrence plus 30% of $90,000 excess of $10,000 of loss per occurrence. Effective July 1, 2001, NAICO added 28% of the $100,000 excess of $100,000 of loss per occurrence layer to its net retention. Effective January 1, 2002, NAICO's net retention increased to 50% of the first $200,000 of loss per occurrence.

     Under the 1999 casualty reinsurance program, NAICO retained 80% of the first $250,000 of loss per occurrence. Effective January 1, 2000, NAICO's retention was reduced to 80% of the first $100,000 of loss per occurrence. Effective October 1, 2000, NAICO purchased quota share reinsurance which reduced NAICO's net retention to 64% of the first $100,000 of loss per occurrence. Effective July 1, 2001, NAICO's net retention increased to 64% of the first $100,000 of loss per occurrence plus 60% of $150,000 excess of $100,000 of loss per occurrence plus 40% of $250,000 excess of $250,000 of loss per occurrence. Effective January 1, 2002, NAICO's net retention increased to 80% of the first $250,000 of loss per occurrence plus 40% of $250,000 excess of $250,000 of loss per occurrence.

     Under the construction surety bond reinsurance program, NAICO's net retention was 50% of the first $250,000 per principal (e.g., contractor) during 1999 and 2000. Effective April 1, 2001, NAICO's net retention increased to 50% of the first $350,000 per principal.

     Under the 1999 and 2000 property reinsurance program, NAICO retained 30% of the first $500,000 of risk for each loss per risk or location. Effective January 1, 2001, NAICO retains 33% of the first $1,515,152 of risk for each loss per risk or location.

     NAICO purchases catastrophe protection for its automobile physical damage and certain property coverages to limit its retention for single loss occurrences involving multiple policies and/or policyholders resulting from perils such as floods, winds and severe storms. This catastrophe protection is purchased primarily from Lloyd's of London. Under its 1999 and 2000 automobile physical damage reinsurance program, NAICO retained the first $250,000 of loss per occurrence, plus 5% of amounts exceeding $250,000 of loss per occurrence up to $1 million of loss per occurrence. Effective January 1, 2001, NAICO retains the first $500,000 of loss per occurrence, plus 5% of amounts exceeding $500,000 of loss per occurrence up to $1 million of loss per occurrence. NAICO has also purchased reinsurance which limits its net retained loss for both automobile physical damage and property losses to $1,000,000 for each loss occurrence. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2001.

                                                                           CEDED REINSURANCE
                                                                NET           PREMIUMS FOR     A.M. BEST
                                                            REINSURANCE      THE YEAR ENDED     COMPANY
NAME OF REINSURER                                         RECOVERABLE (1)  DECEMBER 31, 2001    RATING
--------------------------------------------------------- ---------------  ------------------  ---------
                                                                      (Dollars in thousands)
Swiss Reinsurance America Corporation ................... $       29,979   $          22,275      A++
GE Reinsurance Corporation ..............................         18,749              13,348      A++
Chandler Barbados .......................................         17,794              23,455      -(2)
Zurich American Insurance Company .......................          7,864                   -      A+
Red River Reinsurance, Ltd. .............................          5,642               5,933      -(3)
                                                          ---------------  ------------------
     Top five reinsurers ................................ $       80,028   $          65,011
                                                          ===============  ==================
     All reinsurers ..................................... $       98,985   $          93,541
                                                          ===============  ==================
Percentage of total represented by top five reinsurers...            81%                 70%

---------------------------------------------------------

(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2001.

(2)  Chandler Barbados owns 100% of the common stock of Chandler USA, which in turn owns
     100% of the common stock of NAICO.  Although Chandler Barbados is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon
     United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2001, Chandler Barbados had cash and investments with a fair value of $19.3 million deposited in a trust account for the benefit of NAICO.

(3)  Red River Reinsurance, Ltd. ("Red River") is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2001,
     Red River's reinsurance recoverables were collateralized by cash and investments with a fair value of $5.4 million deposited in a trust account for the benefit of NAICO and by premiums payable to Red River of approximately $1.1 million.


     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.5 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 2001. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998 and 1999. During the fourth quarter of 1999, NAICO and Reliance rescinded two reinsurance treaties which had been in effect since January 1, 1999. NAICO received a return of ceded premiums and reassumed certain losses as a result of the rescission. At December 31, 2001, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses relating to the 1998 treaties of approximately $2.2 million. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. At this time, NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO did not incur any charges for uncollectible reinsurance recoverables from reinsurers in 1999 or 2000. During 2001, NAICO incurred charges of $454,000 in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible, and has reduced the carrying value of such amounts by approximately $1.1 million as of December 31, 2001.

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

                                                          YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                             1997       1998       1999       2000       2001
                                          ---------- ---------- ---------- ---------- ----------
                                                          (Dollars in thousands)
Other liability:
  Net premiums earned ................... $   10,014 $   11,357 $   15,785 $   20,992 $   17,470
  Loss ratio ............................        47%        66%        70%        56%        57%
Workers compensation (1):
  Net premiums earned ................... $   35,646 $    9,937 $   29,244 $   21,161 $   16,449
  Loss ratio ............................        72%        66%        77%        70%       105%
Automobile liability:
  Net premiums earned ................... $   13,704 $   11,419 $   15,027 $   17,517 $   13,386
  Loss ratio ............................        76%        75%        78%        78%        70%
Automobile physical damage:
  Net premiums earned ................... $    5,726 $    4,702 $    7,039 $   11,434 $   12,174
  Loss ratio ............................        60%        86%       104%        85%        52%
Property:
  Net premiums earned ................... $    1,912 $    2,332 $    2,972 $    3,377 $    4,806
  Loss ratio ............................        74%       136%       203%       179%        93%
Surety:
  Net premiums earned ................... $   10,671 $    7,619 $    8,061 $    6,760 $    4,125
  Loss ratio ............................         8%        18%         6%        33%        57%
Inland marine:
  Net premiums earned ................... $      500 $      448 $      775 $    1,088 $    1,256
  Loss ratio ............................       196%       126%       138%       142%       143%
Accident and health:
  Net premiums earned ................... $    2,529 $    4,610 $    8,195 $    3,190 $      319
  Loss ratio ............................        43%        91%       104%       161%       281%
Total (1):
  Net premiums earned ................... $   80,702 $   52,424 $   87,098 $   85,519 $   69,985
  Loss ratio ............................        60%        69%        79%        76%        75%
  Underwriting expense ratio (2) ........        38%        33%        32%        30%        33%
                                          ---------- ---------- ---------- ---------- ----------
  Combined ratio (2) ....................        98%       102%       111%       106%       108%
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

     NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO, and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses were approximately $3.5 million and $5.0 million at December 31, 2000 and 2001, respectively. NAICO's statutory-based reserves (reserves calculated in accordance with an insurer's domiciliary state insurance regulatory authorities) do not differ from its reserves reported on the basis of generally accepted accounting principles ("GAAP"). NAICO does not discount its reserves for unpaid losses or loss adjustment expenses.

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


                                                                    YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                       1997      1998       1999       2000       2001
                                                    ---------- ---------- ---------- ---------- ----------
                                                                        (In thousands)
Net balance before provision for uncollectible
     reinsurance at beginning of year ............. $  53,313  $  53,345  $  39,570  $  51,123  $  46,588
                                                    ---------- ---------- ---------- ---------- ----------
Net losses and loss adjustment expenses
     incurred related to:
          Current year ............................    46,645     34,313     65,139     60,020     39,881
          Prior years .............................     1,868      1,737      3,520      4,979     12,669
                                                    ---------- ---------- ---------- ---------- ----------
               Total ..............................    48,513     36,050     68,659     64,999     52,550
                                                    ---------- ---------- ---------- ---------- ----------
Net paid losses and loss adjustment expenses
     related to:
          Current year ............................   (19,909)   (19,495)   (33,210)   (33,525)   (22,596)
          Prior years .............................   (28,572)   (30,330)   (23,896)   (36,009)   (43,799)
                                                    ---------- ---------- ---------- ---------- ----------
               Total ..............................   (48,481)   (49,825)   (57,106)   (69,534)   (66,395)
                                                    ---------- ---------- ---------- ---------- ----------
Net balance before provision for uncollectible
     reinsurance at end of year ...................    53,345     39,570     51,123     46,588     32,743
Adjustments to reinsurance recoverables on
     unpaid losses for uncollectible reinsurance...       690        351        255        119         69
                                                    ---------- ---------- ---------- ---------- ----------
Net balance at end of year ........................ $  54,035  $  39,921  $  51,378  $  46,707  $  32,812
                                                    ========== ========== ========== ========== ==========


     During 2001, NAICO experienced adverse loss development related to prior accident years totaling $12.7 million. This adverse loss development was due primarily to increased loss severity in the standard property and casualty and political subdivisions programs. A substantial part of this loss development was for workers compensation losses in the 1999 accident year. NAICO's net retention for workers compensation losses increased substantially in 1999 due to the rescission of certain reinsurance treaties covering this line of business. Also contributing to the adverse loss development were provisions for potentially uncollectible reinsurance and deductibles of approximately $1.2 million during 2001, an increase in losses in the surety bond program and approximately $878,000 in losses for the runoff of the discontinued group accident and health program.

     The following table represents the development of net balance sheet reserves for 1992 through 2001. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date, including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability. The estimate for unpaid losses and loss adjustment expenses changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the revised estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative (deficiency) redundancy" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance.

     In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 1995 for claims that occurred in 1992 will be included in the cumulative deficiency amount for years 1992, 1993, 1994 and 1995. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

                                                                       PAGE 9

                                                            DEVELOPMENT OF RESERVES
                                                               AS OF DECEMBER 31,
                       -------------------------------------------------------------------------------------------------------------
                          1992       1993        1994       1995       1996       1997       1998       1999       2000       2001
                       ---------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------
                                                                   (In thousands)

Net reserve for unpaid
  losses and loss
  adjustment
  expenses (1).........$  46,604  $   51,648  $  64,308  $  58,340  $  53,845  $  54,035  $  39,921  $  51,378  $  46,707  $ 32,812
Net paid (cumulative)
  as of
  One year later ......   26,849      26,469     30,771     31,768     28,572     30,330     23,896     36,009     43,799
  Two years later .....   39,770      38,655     45,321     44,471     40,857     42,934     34,966     58,979
  Three years later ...   46,360      45,357     51,985     49,262     45,668     49,735     45,390
  Four years later ....   49,400      48,385     54,825     51,101     47,995     56,306
  Five years later ....   51,299      49,116     55,691     52,126     50,700
  Six years later .....   51,641      49,399     56,278     54,040
  Seven years later ...   51,867      49,681     57,826
  Eight years later ...   52,071      50,291
  Nine years later ....   52,652

Net liability
  re-estimated as of (1)
  One year later ......   51,951      52,058     62,757     59,644     55,713     55,772     43,441     56,357     59,376
  Two years later .....   50,845      50,135     61,924     59,605     55,599     56,362     45,373     67,469
  Three years later ...   51,076      50,492     62,737     59,155     54,528     58,176     50,146
  Four years later ....   51,572      51,022     62,636     58,247     54,834     61,096
  Five years later ....   52,309      50,981     62,195     58,445     55,615
  Six years later .....   52,275      50,954     62,295     58,567
  Seven years later ...   52,381      50,832     62,630
  Eight years later ...   52,315      50,932
  Nine years later ....   52,421
Net cumulative (deficiency)
  redundancy ..........$  (5,817) $      716  $   1,678  $    (227) $  (1,770) $  (7,061) $ (10,225) $ (16,091) $ (12,669) $      -
Supplemental gross data:
  Gross liability after
    reclassification of
    pools - end
    of year ...........$ 210,892  $  167,187  $ 143,437  $ 116,149  $  78,114  $  73,721  $  80,701  $  98,460  $ 100,173  $ 84,756
  Reclassification of
    pool liabilities ..  (18,875)    (15,694)         -          -          -          -          -          -          -         -
                       ---------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------
  Gross liability
    before reclassification
    of pools - end
    of year (1) .......$ 192,017  $  151,493  $ 143,437  $ 116,149  $  78,114  $  73,721  $  80,701  $  98,460  $ 100,173  $ 84,756
  Reinsurance
    recoverable .......  145,413      99,845     79,129     57,809     24,269     19,686     40,780     47,082     53,466    51,944
                       ---------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------
  Net liability - end
    of year (1) .......$  46,604  $   51,648  $  64,308  $  58,340  $  53,845  $  54,035  $  39,921  $  51,378  $  46,707  $ 32,812
                       ========== =========== ========== ========== ========== ========== ========== ========== ========== =========
  Gross re-estimated
    liability -
    latest ............$ 193,200  $  148,369  $ 142,547  $ 119,678  $  92,050  $  92,121  $ 110,647  $ 141,658  $ 137,507
  Re-estimated recoverable -
    latest ............  140,779      97,437     79,917     61,111     36,435     31,025     60,501     74,189     78,131
                       ---------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
  Net re-estimated liability -
    latest (1) ........$  52,421  $   50,932  $  62,630  $  58,567  $  55,615  $  61,096  $  50,146  $  67,469  $  59,376
                       ========== =========== ========== ========== ========== ========== ========== ========== ==========
  Gross cumulative (deficiency)
    redundancy ........$  (1,183) $    3,124  $     890  $  (3,529) $ (13,936) $ (18,400) $ (29,946) $ (43,198) $ (37,334)
                       ========== =========== ========== ========== ========== ========== ========== ========== ==========

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

     Fixed-maturity investments are purchased to support the investment strategies of Chandler USA and its subsidiaries, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and their mix of business. At the time of purchase, investments in debt securities that Chandler USA has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. Chandler USA has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of deferred income tax as a separate component of other comprehensive income until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

     As of December 31, 2001, all of the investments of NAICO were in fixed-maturity investments (rated Aa3 or A- or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts, a collateralized repurchase agreement and common stock received in connection with two unaffiliated entities' conversion to for-profit corporations. A substantial portion of NAICO's investment portfolio was managed by Madison Scottsdale, L.C. during 2000 and 2001. NAICO terminated the relationship with Madison Scottsdale, L.C. effective December 31, 2001, and the investment portfolio is currently managed by the Investment Committee of its Board of Directors. For additional information, see Notes to Consolidated Financial Statements.

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

EMPLOYEES AND ADMINISTRATION

     At December 31, 2001, Chandler USA and its subsidiaries had approximately 375 full-time employees. Chandler USA and its subsidiaries generally have enjoyed good relations with their employees.

COMPETITION

     NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. Since the late 1980's, the industry has generally had excess underwriting capacity. This condition resulted in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO continues to experience competition, however, NAICO was able to increase its pricing for most coverages during 2000 and 2001, which has generally been the trend industry wide. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

     Any future transactions that would constitute a change in control of Chandler Insurance, Chandler Barbados or Chandler USA would also generally require prior approval by the Oklahoma Department of Insurance and would require pre-acquisition notification in those states which have adopted pre-acquisition notification provisions and in which the insurers are admitted. Because such requirements are primarily for the benefit of policyholders, they may deter, delay or prevent certain transactions that could be advantageous to the shareholders or creditors of Chandler USA. The Oklahoma Department of Insurance approved the change of control resulting from the going private transaction for Chandler Insurance during 2001.

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

     As of December 31, 2001, NAICO had statutory earned surplus of $16.4 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2002 without the approval of the Oklahoma Department of Insurance is $4.9 million. NAICO paid shareholder dividends totaling $7.0 million and $2.5 million to Chandler USA in 2001 and 2000, respectively. The Oklahoma Department of Insurance approved the payment of the extraordinary dividend by NAICO to Chandler USA in 2001.

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


The ratios of total adjusted capital to authorized control level RBC for NAICO were 5.2:1 and 6.6:1 at December 31, 2000 and 2001, respectively. Therefore, NAICO's total adjusted capital exceeds the level that would trigger regulatory attention pursuant to the risk-based capital requirement.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

     The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies "usual values" for each ratio. Departure from the "usual values," which fluctuate annually, on four or more ratios generally leads to inquiries from individual state insurance commissioners. NAICO had six 2001 ratios that were outside of the "usual values," four of which resulted primarily from adverse loss development as explained below.

     NAICO's "surplus aid to policyholders' surplus" ratio for 2001 was 16% compared to a usual value of less than 15%. This was due primarily to ceding commissions from the purchase of additional quota share reinsurance that was in effect during 2001. This quota share reinsurance expired effective January 1, 2002 and NAICO elected not to renew it.

     NAICO's "two-year overall operating ratio" for 2001 was 100% compared to a usual value of less than 100%. Factors that contributed to NAICO's ratio include a decrease in the ratio of investment income to net premiums earned due primarily to lower interest rates experienced during 2001, and to adverse loss development recorded during 2000 and 2001 for accident years prior to 2000. Excluding this loss development, the two-year overall operating ratio would have been 97% for 2001.

     NAICO's "investment yield" as calculated using the IRIS formula was 2.7% during 2001 compared to a usual value of greater than 4.5% and less than 10.00%. NAICO maintains a high-quality investment portfolio, with no non-investment grade bonds or real estate investments. NAICO's investment yield is largely dependent upon prevailing levels of interest rates. The decline in interest rates during 2001 had a significant impact on NAICO's investment yield. During 2001, NAICO incurred $997,000 in investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduced NAICO's investment yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans. Excluding the investment expenses for this premium finance program, NAICO's investment yield would have been 3.7% for 2001.

     NAICO's "one-year reserve development to policyholders' surplus" and "two-year reserve development to policyholders' surplus" for 2001 were 24% and 35%, respectively, compared to usual values of less than 20% for both ratios. The primary reason for these unusual values was adverse loss development experienced during 2001 related to prior accident years. This adverse loss development was due primarily to increased loss severity in the standard property and casualty and political subdivisions programs. A substantial part of this loss development was for workers compensation losses in the 1999 accident year. NAICO's net retention for workers compensation losses increased substantially in 1999 due to the rescission of certain reinsurance treaties covering this line of business. Also contributing to the adverse loss development, as calculated using the IRIS formula, were provisions for potentially uncollectible reinsurance and deductibles of approximately $888,000 during 2001, an increase in losses in the surety bond program and approximately $878,000 in losses for the runoff of the discontinued group accident and health program.

     NAICO's "estimated current reserve deficiency to policyholders' surplus" was 36% at December 31, 2001 compared to a usual value of less than 25%. The adverse loss development experienced in 2001 related to prior accident years was primarily responsible for this ratio being outside of the normal range. The calculation of this ratio assumes that factors that led to past under reserving will cause current under reserving without regard to changes in premium volume, premium rates, product mix, the amount of risk retained by NAICO and current reserving practices. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "Reinsurance."

CODIFICATION

     In 1998, the National Association of Insurance Commissioners adopted codified statutory accounting principles ("Codification"). Codification changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that NAICO uses to prepare its statutory financial statements. The State of Oklahoma adopted Codification to be effective January 1, 2001. The adoption of Codification increased NAICO's statutory policyholders' surplus by $3.5 million as of January 1, 2001 which resulted primarily from the recognition of a net deferred tax asset.

EFFECT OF FEDERAL LEGISLATION

     Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include federal government participation in asbestos and other product liability claims, claims related to acts of terrorism, pension and other employee benefit plan regulation (ERISA), examination of the taxation of insurers and reinsurers, minimum levels of liability insurance and automobile safety regulations. Federal regulation of the health care industry may directly and indirectly impact the business of insurance.

ITEM 2.  PROPERTIES

     Chandler USA and its subsidiaries own and occupy four office buildings with approximately 127,000 square feet of usable space in Chandler, Oklahoma. Chandler USA's subsidiaries also lease approximately 3,800 square feet in the aggregate for its branch offices. Chandler USA believes such space is sufficient for its operations for the foreseeable future.

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

GOING PRIVATE LITIGATION

     On June 5 and 6, 2000, three civil lawsuits were filed against Chandler Insurance, Chandler USA and all of Chandler Insurance's directors. All three suits were consolidated into a single proceeding. The suit alleged that the plans announced on June 1, 2000 to take Chandler Insurance private are detrimental to certain shareholders of Chandler Insurance that would be subject to a reverse stock split. Each suit also requested that it be certified as a class action and that the court enter a temporary restraining order to prevent completion of the announced plan. The suit also alleged that all defendants have breached and are breaching fiduciary duties owed to the plaintiffs and other shareholders. In March 2001, Chandler Insurance completed the going private transaction. See Note 13 to Consolidated Financial Statements. On October 5, 2001, the suits were dismissed.

OTHER LITIGATION

     Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.


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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from the consolidated financial statements of Chandler USA and its subsidiaries, which appear in
Item 14(a). The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 2000, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the two years in the period ended December 31, 2000 were audited by Deloitte & Touche LLP, independent auditors, whose independent auditors' report expressed an unqualified opinion and included an explanatory paragraph
relating to litigation.   The consolidated balance sheet of Chandler USA and
its subsidiaries as of December 31, 2001 and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for the year ended December 31, 2001 have been audited by Tullius Taylor Sartain & Sartain LLP, independent auditors, whose independent auditors' report expresses an unqualified opinion and includes an explanatory paragraph relating to litigation. The selected financial data should be read in conjunction with "LEGAL PROCEEDINGS," "MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of Chandler USA and the notes thereto appearing in Item 14(a). See Notes to Consolidated Financial Statements for various litigation and contingency matters.

                                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        1997         1998         1999         2000         2001
                                                     ----------   ----------   ----------   ----------   ----------
                                                                         (Dollars in thousands)
OPERATING DATA
Revenues
  Direct premiums written and assumed .............. $ 123,088    $ 134,293    $ 169,569    $ 197,196    $ 158,964
                                                     ==========   ==========   ==========   ==========   ==========
  Net premiums earned .............................. $  80,702    $  52,424    $  87,098    $  85,519    $  69,985
  Interest income, net .............................     6,130        4,904        3,959        4,335        3,700
  Interest income, net from related parties.........         -            -            -            -          371
  Realized investment gains, net ...................       790        1,036           57          144        2,654
  Fee for rescinded reinsurance treaties ...........         -            -       10,000            -            -
  Commissions, fees and other income ...............     2,345        1,744        1,481        1,409        1,784
                                                     ----------   ----------   ----------   ----------   ----------
Total revenues .....................................    89,967       60,108      102,595       91,407       78,494
                                                     ----------   ----------   ----------   ----------   ----------
Operating expenses
  Losses and loss adjustment expenses ..............    48,513       36,050       68,659       64,999       52,550
  Policy acquisition costs .........................    22,819       10,685       21,160       17,155       10,949
  General and administrative expenses ..............    11,984       11,277       10,795       12,398       13,775
  Interest expense .................................       442          887        1,496        2,255        2,240
  Litigation expenses, net .........................       923          423          207           71           65
                                                     ----------   ----------   ----------   ----------   ----------
Total operating expenses ...........................    84,681       59,322      102,317       96,878       79,579
                                                     ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes ..................     5,286          786          278       (5,471)      (1,085)
Federal income tax benefit (provision) .............    (2,281)        (353)        (365)       1,476          (18)
                                                     ----------   ----------   ----------   ----------   ----------
Net income (loss) .................................. $   3,005    $     433    $     (87)   $  (3,995)   $  (1,103)
                                                     ==========   ==========   ==========   ==========   ==========
Combined loss and underwriting expense ratio (1)....        98%         102%         111%         106%         108%

BALANCE SHEET DATA
Cash and investments ............................... $ 107,957    $  94,947    $  93,666    $ 104,760    $  73,378
Amounts due from related parties ...................         -            -            -            -        7,880
Total assets .......................................   202,787      223,351      256,836      273,498      234,809
Unpaid losses and loss adjustment expenses .........    73,721       80,701       98,460      100,173       84,756
Notes payable ......................................     2,796        9,410            -            -            -
Amounts due to related parties .....................    19,918       12,219          533          717            -
Debentures .........................................         -            -       24,000       24,000       24,000
Total liabilities ..................................   154,351      174,090      210,097      228,647      191,067
Shareholder's equity ...............................    48,436       49,261       46,739       44,851       43,742
------------------------------------------------------

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

     Chandler USA is engaged in various property and casualty insurance operations through its wholly owned subsidiaries, NAICO and L&W. NAICO writes various property and casualty insurance products through three separate marketing programs: standard property and casualty, political subdivisions and surety bonds (including both bail bonds and construction bonds). The lines of insurance written by NAICO are commercial coverages consisting of automobile liability, workers compensation, surety, automobile physical damage, property, inland marine and other liability lines, which include general and professional liability lines. L&W represents various personal and commercial lines insurance companies in marketing property and casualty insurance. L&W also markets individual and group life, medical and disability income coverage. L&W places a large portion of its business with NAICO. Business produced by L&W and placed with NAICO constituted approximately 26% of NAICO's direct premiums written and assumed in 2001.

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

ECONOMIC CONDITIONS

     The impact of a recession on Chandler USA would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the Southwest and Midwest areas of the United States. Approximately $143 million, or 90%, of NAICO's direct written premiums in 2001 were in the states of Oklahoma and Texas. An economic downturn in these states could have a significant adverse impact on Chandler USA. A recession might also cause defaults on fixed-income securities owned by NAICO. During 2001, the market value of NAICO's available for sale investments increased by $2.6 million due primarily to lower interest rates experienced during this time. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

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

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. Since the late 1980's, the industry has generally had excess underwriting capacity. This condition resulted in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO continues to experience competition, however, NAICO was able to increase its pricing for most coverages during 2000 and 2001, which has generally been the trend industry wide. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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


                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1999           2000           2001
                                                -----------    -----------    -----------
                                                         (Dollars in thousands)
INSURANCE PROGRAMS
-----------------------------------------------
STANDARD PROPERTY AND CASUALTY
     Net premiums earned ...................... $    56,673     $   62,823     $   53,130
     Financial year loss ratio ................       81.3%          76.6%          71.0%
     Accident year loss ratio .................       88.2%          72.2%          56.4%
POLITICAL SUBDIVISIONS
     Net premiums earned ...................... $    14,320     $   12,826     $   12,534
     Financial year loss ratio ................      102.9%          80.6%          91.1%
     Accident year loss ratio .................      101.7%          89.5%          62.2%
SURETY BONDS
     Net premiums earned ...................... $     7,835     $    6,467     $    4,125
     Financial year loss ratio ................        4.0%          35.1%          56.7%
     Accident year loss ratio .................       13.8%          12.7%          46.5%
GROUP ACCIDENT AND HEALTH (1)
     Net premiums earned ...................... $     8,195     $    3,190     $      319
     Financial year loss ratio ................      104.7%         159.3%         274.8%
     Accident year loss ratio .................      107.8%         118.0%             -%
OTHER
     Net premiums earned ...................... $       75     $      213     $     (123)
     Financial year loss ratio ................  (1,398.7)%       (389.3)%       (166.4)%
     Accident year loss ratio .................      105.5%          76.3%       (160.1)%
TOTAL
     Net premiums earned ...................... $    87,098     $   85,519     $   69,985
     Financial year loss ratio ................       78.8%          76.0%          75.1%
     Accident year loss ratio .................       85.6%          72.0%          57.0%

-----------------------------------------------

(1)  The group accident and health program was discontinued during 2000.



                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1999           2000           2001
                                                -----------    -----------    -----------
                                                         (Dollars in thousands)
LINES OF INSURANCE
-----------------------------------------------
OTHER LIABILITY
     Net premiums earned ...................... $    15,785     $   20,992     $   17,470
     Financial year loss ratio ................       70.0%          55.6%          57.4%
     Accident year loss ratio .................       64.7%          44.6%          44.4%
WORKERS COMPENSATION
     Net premiums earned ...................... $    29,244     $   21,161     $   16,449
     Financial year loss ratio ................       76.8%          70.4%         105.4%
     Accident year loss ratio .................       93.6%          76.1%          65.7%
AUTOMOBILE LIABILITY
     Net premiums earned ...................... $    15,027     $   17,517     $   13,386
     Financial year loss ratio ................       78.2%          78.1%          70.0%
     Accident year loss ratio .................       82.6%          72.6%          66.1%
AUTOMOBILE PHYSICAL DAMAGE
     Net premiums earned ...................... $     7,039     $   11,434     $   12,174
     Financial year loss ratio ................      104.0%          85.5%          52.0%
     Accident year loss ratio .................      103.2%          91.3%          47.1%
PROPERTY
     Net premiums earned ...................... $     2,972     $    3,377     $    4,806
     Financial year loss ratio ................      202.7%         179.5%          92.8%
     Accident year loss ratio .................      210.3%         187.9%          72.9%
SURETY
     Net premiums earned ...................... $     8,061     $    6,760     $    4,125
     Financial year loss ratio ................        5.7%          33.4%          56.7%
     Accident year loss ratio .................       13.7%          13.1%          46.5%
INLAND MARINE
     Net premiums earned ...................... $       775     $    1,088     $    1,256
     Financial year loss ratio ................      138.1%         141.9%         143.0%
     Accident year loss ratio .................      137.5%         179.2%         103.5%
ACCIDENT AND HEALTH
     Net premiums earned ...................... $     8,195     $    3,190     $      319
     Financial year loss ratio ................      103.9%         160.9%         281.2%
     Accident year loss ratio .................      107.8%         118.0%             -%
TOTAL
     Net premiums earned ...................... $    87,098     $   85,519     $   69,985
     Financial year loss ratio ................       78.8%          76.0%          75.1%
     Accident year loss ratio .................       85.6%          72.0%          57.0%

See "Premiums Earned" and "Losses and Loss Adjustment Expenses".


PREMIUMS EARNED

     The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance as of December 31 for each year presented:


        INSURANCE PROGRAMS              GROSS PREMIUMS EARNED           NET PREMIUMS EARNED
----------------------------------  -----------------------------  -----------------------------
                                       1999      2000      2001       1999      2000      2001
                                    --------- --------- ---------  --------- --------- ---------
                                                           (In thousands)
Standard property and casualty..... $ 99,512  $139,051  $128,554   $ 56,673  $ 62,823  $ 53,130
Political subdivisions ............   29,994    34,353    34,178     14,320    12,826    12,534
Surety bonds ......................   13,660    13,691     8,796      7,835     6,467     4,125
Group accident and health .........    9,098     3,394       342      8,195     3,190       319
Other .............................      183       278      (271)        75       213      (123)
                                    --------- --------- ---------  --------- --------- ---------
TOTAL ............................. $152,447  $190,767  $171,599   $ 87,098  $ 85,519  $ 69,985
                                    ========= ========= =========  ========= ========= =========


        LINES OF INSURANCE              GROSS PREMIUMS EARNED           NET PREMIUMS EARNED
----------------------------------  -----------------------------  -----------------------------
                                       1999      2000      2001       1999      2000      2001
                                    --------- --------- ---------  --------- --------- ---------
                                                           (In thousands)
Other liability ..................  $ 26,260  $ 37,543  $ 36,166   $ 15,785  $ 20,992  $ 17,470
Workers compensation..............    51,106    61,888    57,585     29,244    21,161    16,449
Automobile liability..............    22,701    31,427    27,237     15,027    17,517    13,386
Automobile physical damage........     8,081    13,224    13,516      7,039    11,434    12,174
Property..........................    17,196    22,682    22,377      2,972     3,377     4,806
Surety............................    13,886    13,983     8,796      8,061     6,760     4,125
Inland marine.....................     4,119     6,626     5,580        775     1,088     1,256
Accident and health...............     9,098     3,394       342      8,195     3,190       319
                                    --------- --------- ---------  --------- --------- ---------
TOTAL.............................  $152,447  $190,767  $171,599   $ 87,098  $ 85,519  $ 69,985
                                    ========= ========= =========  ========= ========= =========


     Gross premiums earned increased 21% and 25% in 1999 and 2000, respectively. The increases in 1999 and 2000 were primarily attributable to increases in premium production in Texas and Oklahoma, and to increases in premium rates during 2000. Gross premiums earned decreased 10% in 2001 despite increases in premium rates as NAICO focused on improving underwriting profitability in its core programs and discontinued certain classes of business. Net premiums earned increased 66% in 1999, decreased 2% in 2000 and decreased 18% in 2001. The rescission of two reinsurance treaties increased net premiums earned in 1999 by $19.6 million. During 2000, NAICO purchased additional reinsurance for its workers compensation and casualty lines of business which reduced NAICO's net retention for these lines of business and also reduced net premiums earned. Effective October 1, 2000, NAICO purchased quota share reinsurance which reduced NAICO's net retention for its casualty and workers compensation lines of business. The purchase of the quota share reinsurance reduced net premiums earned by $3.2 million and $11.3 million in 2000 and 2001, respectively.

     Gross premiums earned in the standard property and casualty program increased 30% and 40% in 1999 and 2000, respectively. The increases in 1999 and 2000 were primarily attributable to increases in premium production in Texas and Oklahoma, and to increases in premium rates during 2000. Gross premiums earned decreased 8% in 2001 due primarily to discontinuing certain accounts and classes of business where rates were not believed to be adequate. Increases in premium rates partially offset the decrease in premium production. Net premiums earned increased 94% in 1999, increased 11% in 2000 and decreased 15% in 2001. The rescission of the reinsurance treaties increased net premiums earned in 1999 by $17.3 million in this program. The purchase of the quota share reinsurance reduced net premiums earned by $2.7 million and $9.5 million in this program in 2000 and 2001, respectively.

     Gross premiums earned in the political subdivisions program increased 20% and 15% in 1999 and 2000, respectively, and decreased 1% in 2001. The increases in 1999 and 2000 were due primarily to expansion of the school districts portion of the program in Texas and Missouri during 1998 and 1999, and to rate increases in the school districts portion of the program during 2000. Net premiums earned increased 37% in 1999, decreased 10% in 2000 and decreased 2% in 2001. The rescission of the reinsurance treaties increased net premiums earned in 1999 by $2.3 million in this program. The purchase of the quota share reinsurance reduced net premiums earned by $504,000 and $1.8 million in this program in 2000 and 2001, respectively.

     Gross premiums earned in the surety bond program increased 15% in 1999, increased less than 1% in 2000 and decreased 36% in 2001. The decrease in 2001 was due primarily to decreased written premium production in California, Louisiana and Wisconsin. Net premiums earned in the surety bond program increased 5% in 1999, decreased 17% in 2000 and decreased 36% in 2001. NAICO experienced a significant increase in the cost of reinsurance for its construction surety bond program during 2000 and 2001 due to an increase in losses in the program.

     Gross premiums earned in the group accident and health program increased 50% in 1999, decreased 63% in 2000 and decreased 90% in 2001. Net premiums earned increased 78% in 1999, decreased 61% in 2000 and decreased 90% in 2001. NAICO discontinued this program during 2000 due to poor underwriting results.

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

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At December 31, 2001, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Government and high-quality corporate bonds, with approximately 6% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from Chandler Barbados on intercompany loans.

     Net interest income, excluding interest income from Chandler Barbados, decreased 19% in 1999, increased 9% in 2000 and decreased 15% in 2001. The decrease in net interest income in 1999 was due primarily to a reduction in invested assets due to the purchase of additional reinsurance. The increase in 2000 was due primarily to an increase in average invested assets and an increase in the average net yield on the portfolio. The decrease in 2001 was due primarily to lower interest rates in 2001 and a reduction in invested assets due primarily to the decrease in written premiums. During 2001, Chandler USA's interest income from Chandler Barbados was $371,000 due primarily to an intercompany loan to provide financing for the going private transaction. Chandler USA did not have any interest income from Chandler Barbados during 1999 or 2000. See Liquidity and Capital Resources.

     Net realized investment gains were $57,000, $144,000 and $2,654,000 in 1999, 2000 and 2001, respectively. The net realized investment gains in 2001 resulted primarily from sales of fixed maturity investments available for sale to provide cash for operating activities due to the decrease in written premiums.

     The average net yield on the portfolio, including net realized investment gains, was 4.3%, 4.5% and 7.7% in 1999, 2000 and 2001, respectively. The average net yield on the portfolio, excluding net realized investment gains, was 4.2%, 4.4% and 4.5% for 1999, 2000 and 2001, respectively. Chandler USA excludes interest income from related parties when calculating its average net yield on the portfolio. Chandler USA's average net yield has been reduced by investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduce Chandler USA's average net yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans. Based on information provided by the premium finance company, the outstanding balance of premiums financed at December 31, 2001 was approximately $13 million. The average yield on the portfolio before deducting investment expenses was 5.6%, 6.1% and 6.0% in 1999, 2000 and 2001, respectively, excluding capital gains.

FEE FOR RESCINDED REINSURANCE TREATIES

     During the fourth quarter of 1999, NAICO and Reliance rescinded two reinsurance treaties which covered a portion of its workers compensation business and which had been in effect since January 1, 1999. The reinsurer returned the reinsurance premiums that had been paid by NAICO during 1999, less losses and ceding commissions that had been paid by the reinsurer, and NAICO reassumed certain losses as a result of the rescission. The reinsurer also paid NAICO a fee of $10.0 million as additional compensation for rescinding the treaties.

COMMISSIONS, FEES AND OTHER INCOME

     Commissions, fees and other income decreased 15% and 5% in 1999 and 2000, respectively, and increased 27% in 2001. The increase in 2001 was due to increased commission income in L&W due to increased premium production and increased commissions from higher premium rates. The majority of Chandler USA's income from commissions, fees and other income is from L&W. A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of Chandler USA's subsidiaries.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     Chandler USA estimates losses and loss adjustment expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and are periodically reviewed by independent professional actuaries. See "Business - Reserves."

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 78.8%, 76.0% and 75.1% in 1999, 2000 and 2001, respectively. The rescission of the reinsurance treaties increased losses and loss adjustment expenses in 1999 by $17.0 million. Excluding the effect of the reinsurance rescission, the loss ratio was 76.6% in 1999. Weather-related losses (net of applicable reinsurance) from wind and hail were $4.3 million, $2.9 million and $2.0 million in 1999, 2000 and 2001, respectively, and increased the respective loss ratios by 6.4, 3.4 and 2.9 percentage points (excluding the effect of the reinsurance rescission in 1999). The 1999 year included $1.8 million in weather-related losses which resulted from the tornadoes, strong winds and hail that caused significant damage in Oklahoma on May 3, 1999. The decrease in weather-related losses in 2000 was largely offset by adverse loss experience in the group accident and health program and higher than normal losses in NAICO's surety bond program. During 2001, NAICO experienced a further decline in weather-related losses, and increases in premium rates resulted in improved loss ratios for its standard property and casualty and political subdivisions programs for the 2001 accident year. However, these improvements were offset by adverse loss development experienced during 2001 related to prior accident years totaling $12.7 million. This adverse loss development was due primarily to increased loss severity in the standard property and casualty and political subdivisions programs. A substantial part of this loss development was for workers compensation losses in the 1999 accident year. NAICO's net retention for workers compensation losses increased substantially in 1999 due to the rescission of certain reinsurance treaties covering this line of business. Also contributing to the adverse loss development were provisions for potentially uncollectible reinsurance and deductibles of approximately $1.2 million during 2001, an increase in losses in the surety bond program and approximately $878,000 in losses for the runoff of the discontinued group accident and health program.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three years ended December 31, 1999, 2000 and 2001:

                                                  YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1999        2000        2001
                                             ----------  ----------  -----------
                                                       (In thousands)
Commissions expense......................... $  20,532   $  22,780   $   18,180
Other premium related assessments ..........     1,214         989          463
Premium taxes ..............................     3,179       4,487        4,276
Excise taxes ...............................       236         351          234
Dividends to policyholders .................       324         190          143
Other expense ..............................       205         176          295
                                             ----------  ----------  -----------
Total direct expenses ......................    25,690      28,973       23,591
Indirect underwriting expenses .............    16,354      17,483       14,240
Commissions received from reinsurers .......   (17,670)    (32,447)     (27,325)
Adjustment for deferred acquisition costs ..    (3,214)      3,146          443
                                             ----------  ----------  -----------
Net policy acquisition costs ............... $  21,160   $  17,155   $   10,949
                                             ==========  ==========  ===========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 24.8%, 23.6% and 23.8% in 1999, 2000 and 2001, respectively. For these periods, commission expense as a percentage of gross written and assumed premiums was 12.1%, 11.6% and 11.4%. Indirect underwriting expenses were 9.6%, 8.9% and 9.0% of total direct written and assumed premiums in 1999, 2000 and 2001, respectively. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Premium taxes increased $1.3 million in 2000 due to the increase in written premiums and to a refund of $392,000 which was received in 1999 for premium taxes paid in a prior year. Expenses associated with guaranty fund assessments, net of applicable premium tax credits, were approximately $63,000, $252,000 and $489,000 in 1999, 2000 and 2001, respectively, and are included in premium taxes. NAICO may receive additional guaranty fund assessments in the future related to Reliance or other insolvent insurance companies. At this time, NAICO is unable to estimate the amount of such assessments.


     Commissions received from reinsurers was reduced by $9.7 million during 1999 due to the rescission of the reinsurance treaties discussed previously. Net policy acquisition costs increased $7.0 million in 1999 due to the rescission of the reinsurance treaties, net of the adjustment for deferred acquisition costs. Ceding commissions included $3.4 million and $4.6 million in 2000 and 2001, respectively, for the purchase of the quota share reinsurance in the fourth quarter of 2000. Net policy acquisition costs decreased $1.5 million and $4.9 million in 2000 and 2001, respectively, due to the purchase of the quota share reinsurance, net of the adjustment for deferred acquisition costs.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 7.0%, 6.5% and 7.9% of gross premiums earned and commissions, fees and other income (excluding the fee related to the rescission of the reinsurance treaties) in 1999, 2000 and 2001, respectively. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors, including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's revenues.

INTEREST EXPENSE

     Interest expense increased 69% and 51% and decreased 1% in 1999, 2000 and 2001, respectively. The increases in 1999 and 2000 were due primarily to interest expense on the $24 million debenture offering which was completed on July 16, 1999 by Chandler USA. See "Liquidity and Capital Resources."

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving the CenTra Group and related litigation with Chandler Insurance's director and officer liability insurer (the "D&O Insurer"). Litigation expenses were $207,000, $71,000 and $65,000 in 1999, 2000 and
2001, respectively. Increased or renewed activity could result in greater litigation expenses in the future. See "CenTra Litigation" and Note 9 to Consolidated Financial Statements.

NET LOSS

     As a result of the factors described above, Chandler USA reported a net loss of $87,000, $4.0 million and $1.1 million in 1999, 2000 and 2001, respectively.

     The rescission of the reinsurance treaties resulted in a net after tax gain of $3.8 million during 1999. The rescission of the reinsurance treaties increased net premiums earned by $19.6 million in the fourth quarter of 1999. The rescission also increased losses and loss adjustment expenses by $17.0 million, and increased expenses for policy acquisition costs by $7.0 million. NAICO received a fee of $10.0 million as additional compensation for entering into the rescission. The provision for federal income taxes increased by $1.9 million in 1999 due to the rescission of the reinsurance treaties.

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

     NAICO purchases fixed-maturity investments to support its investment strategies which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and its mix of business. At the time of purchase, investments in debt securities that NAICO has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. NAICO has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of deferred income tax as a separate component of other comprehensive income until realized.

     During 1999 and 2000, Chandler USA provided $5.2 million and $10.7 million, respectively, in cash from operations. During 2001, Chandler USA used $27.8 million in cash from operations due primarily to decreases in unpaid losses and loss adjustment expenses, unearned premiums and premiums payable that resulted from the decrease in written premiums in 2001.

     Cash flows from investing activities were primarily the result of normal
purchases and sales of investment securities.   Net realized investment gains
before income taxes were $57,000, $144,000 and $2,654,000 during 1999, 2000 and 2001, respectively, from the sale of investments. NAICO received proceeds of $4.2 million, $14.2 million and $73.1 million during 1999, 2000 and 2001, respectively, from the sale of available for sale fixed-income securities prior to their maturity. The proceeds and related net realized investment gains in 2001 provided cash for operating activities due to the decrease in written premiums. The average maturity of NAICO's investments was 4.6 years and 3.3 years at December 31, 2000 and 2001, respectively. Cash flows from investing activities also included $3.8 million from a sale and leaseback transaction for certain equipment owned by Chandler USA during 2001. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.8 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $3.0 million. See
Note 10 to Consolidated Financial Statements.

     NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. At December 31, 2001, the total amount of cash and investments restricted as a result of these arrangements was $6.0 million.

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

     On March 5, 2001, shareholders of Chandler USA's indirect parent, Chandler Insurance, approved a going private transaction. Chandler Insurance financed the going private transaction through (i) a $2.4 million sale of Chandler Insurance Class A Common Shares to Messrs. LaGere and Paden, (ii) a $10.7 million intercompany loan from Chandler Barbados, and (iii) proceeds of approximately $735,000 from the exercise of outstanding Chandler Insurance options. Chandler USA loaned approximately $10.7 million to Chandler Barbados. Chandler USA's intercompany loan to Chandler Barbados was financed by a $3.8 million sale and leaseback transaction for certain equipment owned by Chandler USA and a $7.0 million dividend declared and paid by NAICO.

     During 2001, Chandler USA and Chandler Barbados entered into an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2001, Chandler Barbados owed approximately $7.9 million to Chandler USA, and Chandler USA earned $371,000 in interest income from Chandler Barbados during 2001.

     Reliance reinsured NAICO for certain workers compensation risks during 1998 and 1999. During the fourth quarter of 1999, NAICO and Reliance rescinded two reinsurance treaties which had been in effect since January
1, 1999. NAICO received a return of ceded premiums and reassumed certain losses as a result of the rescission. At December 31, 2001, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses relating to the 1998 treaties of approximately $2.2 million. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. At this time, NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO did not incur any charges for uncollectible reinsurance recoverables from reinsurers in 1999 or 2000. During 2001, NAICO incurred charges of $454,000 in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible, and has reduced the carrying value of such amounts by approximately $1.1 million as of December 31, 2001.

CENTRA LITIGATION

     In 1992, Chandler Insurance and certain of its subsidiaries and affiliates became involved in certain legal proceedings beyond the ordinary course of business. See Note 9 to Consolidated Financial Statements for a detailed discussion of the CenTra litigation.

     During the CenTra litigation, a Nebraska Federal Court had previously ordered CenTra to divest all shares of Chandler Insurance stock owned or controlled by it or its affiliates. In December 1999, Chandler Insurance acquired 1,989,200 shares of its own stock in exchange for payment of $15,204,758 to the CenTra Group and affiliates. During November 2000, Chandler Insurance acquired the remaining 1,142,625 of its common shares in exchange for payment of $6,882,500 to the CenTra Group and affiliates pursuant to a ruling of the U.S. District Court for the Western District of Oklahoma (the "Oklahoma Court") in April 1997, which was upheld by the 10th Circuit Court of Appeals in September 2000. The Nebraska Federal Court determined the method of divestiture of these shares and gave effect to the Oklahoma Court judgment ordering the repurchase of the shares which resulted in the above payments.

     Following the execution of the judgment of the Nebraska Federal Court, the CenTra Group filed pleadings in the Oklahoma Court claiming entitlement to post-judgment interest on the amounts Chandler Insurance was ordered to pay in exchange for the transfer of the shares. CenTra claims that it is entitled to post-judgment interest amounting to approximately $2.5 million. Chandler Insurance vigorously opposes this claim and the issue is now pending before the Oklahoma Court. The Oklahoma Court has asked for briefs and may hear argument but has not scheduled a date for decision of these issues.

     During February 2002, the Oklahoma Court ruled in favor of NAICO, an affiliate and certain officers and directors of NAICO on claims made by CenTra affiliates based upon alleged wrongful cancellation of certain insurance policies by NAICO and NAICO Indemnity (Cayman), Ltd., a wholly owned subsidiary of Chandler Insurance. The CenTra affiliates have not yet indicated whether they will appeal the decision by the Oklahoma Court.

     In the CenTra litigation, certain officers and directors of Chandler USA and Chandler Insurance were named as defendants. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. These expenses together with certain other expenses may be recovered from Chandler Insurance's D&O Insurer. As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance of $2,820,000 and $885,000 is included in other assets in Chandler Barbados' and Chandler USA's respective balance sheets. Chandler Insurance and its subsidiaries contend they are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. The D&O Insurer contends that certain policy provisions exclude coverage for these claims. On August 22, 2001, Chandler Insurance and its subsidiaries, including Chandler USA, filed an action in the State District Court in Oklahoma City, Oklahoma ("Oklahoma State Court") alleging that the director and officer liability insurance policies should be rescinded and seeking repayment of more than $5 million in premiums they previously paid. Chandler Insurance and its subsidiaries are currently involved in litigation with the insurer for payment of the policy balance or rescission and repayment of premiums previously paid. The litigation is pending in the Oklahoma State Court and in Federal Court in Michigan. These separate cases are still in the early pleading stages and Chandler USA cannot predict the date of resolution or the outcome of these cases. Chandler Insurance and its subsidiaries may or may not recover the remaining policy limits or the previously paid premiums and could incur significant costs in resolving this matter.

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

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that Chandler USA recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Chandler USA adopted SFAS No. 133 effective January
1, 2001. The adoption of SFAS No. 133 did not have a material impact on Chandler USA's consolidated financial condition, results of operations or cash flows since Chandler USA has no derivative instruments.

     In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, which supercedes Accounting Principles Board ("APB") Opinion No. 16, BUSINESS COMBINATIONS. The most significant changes made by SFAS No. 141 are requiring the purchase method of accounting for all business combinations initiated after June 30, 2001, establishing specific criteria for the recognition of intangible assets separately from goodwill, and requiring that unallocated negative goodwill be written off immediately as an extraordinary gain. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS No. 141 did not have a material impact on Chandler USA's consolidated financial condition, results of operations or cash flows since Chandler USA has not entered into a business combination subsequent to June 30, 2001.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

     In June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, and SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS.

     SFAS No. 142 supercedes APB Opinion No. 17, INTANGIBLE ASSETS, and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, Chandler USA is required to adopt SFAS No. 142 effective January 1, 2002. Chandler USA is currently evaluating the impact of SFAS No. 142 on its consolidated financial statements.

     SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged. Chandler USA, which will adopt SFAS No. 143 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 143 on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supercedes SFAS
No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. Chandler USA, which will adopt SFAS No. 144 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 144 on its consolidated financial statements.

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

     As of December 31, 2001, substantially all of the investments of NAICO were in fixed-maturity investments (rated Aa3 or A- or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts and a collateralized repurchase agreement. NAICO does not hold any investments classified as trading account assets or derivative financial instruments.

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


                                                                                        Estimated
                                                              Hypothetical           fair value after
                                                                change in              hypothetical
                                      Fair value at           interest rate              change in
                                       December 31,         (bp=basis points)          interest rate
                                  ---------------------   ----------------------   ---------------------
                                     2000       2001      (Dollars in thousands)      2000       2001
                                  ---------- ----------                            ---------- ----------

Fixed-maturity investments (1)... $  87,902  $  68,894    100 bp increase.......   $  84,794  $  66,949
                                                          200 bp increase.......      81,851     65,085
                                                          100 bp decrease.......      91,193     70,928
                                                          200 bp decrease.......      94,675     73,053
---------------------------------

(1)  The fair value at December 31, 2000 excludes short-term investments with a fair value of $4.5 million as management does not feel that these investments are exposed to significant interest rate risk due to their maturity dates.  Chandler USA did not hold any short-term investments at December 31, 2001.


     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2001 would reduce the estimated fair value of NAICO's fixed-maturity investments by approximately $3.8 million at that date.

     Chandler USA is obligated for senior debentures that have a maturity date of July 16, 2014. The debentures have a fixed interest rate of 8.75%. At December 31, 2001, the fair value of Chandler USA's debentures was estimated to be $22.5 million based on quoted market prices for similar securities. Chandler USA's debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.75% at December 31, 2001. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $3.0 million, or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding $3.0 million. If the proceeds were less than approximately $2.4 million, Chandler USA would be required to pay the difference between the proceeds and $2.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 (a) 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 11, 2001, the Audit Committee of the Board of Directors determined not to re-engage its independent auditors, Deloitte & Touche LLP, and appointed Tullius Taylor Sartain & Sartain LLP as Chandler USA's independent auditors for the fiscal year ending December 31, 2001. See the Current Report on Form 8-K filed by Chandler USA on June 14, 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     A brief description of each director and executive officer of Chandler USA is provided below. Directors hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Executive officers are elected by the Board of Directors at its annual meeting and hold office until its next annual meeting or until their respective successors are duly elected and qualified. The current directors and executive officers of Chandler USA are as follows:

NAME                   AGE    POSITION
-------------------    ---    -------------------------------------------------

W. Brent LaGere         56    Chairman of the Board, Chief Executive Officer,
                                Compensation Committee Member and Director.

Mark T. Paden           45    President, Chief Operating Officer, Compensation
                                Committee Member and Director.

Brenda B. Watson        61    Executive Vice President of NAICO and L&W.

Richard L. Evans        55    Senior Vice President and Director.

R. Patrick Gilmore      50    Senior Vice President, Secretary, General Counsel
                                and Director.

Mark C. Hart            46    Vice President - Finance, Chief Financial Officer
                                and Treasurer.

Larry B. McMillon       57    Vice President - Administration

Robert L. Rice          67    Audit Committee Chairman and Director.

W. Scott Martin         51    Audit Committee Member and Director.

K.R. Price              64    Audit Committee Member and Director.

William T. Keele        65    Director.


     W. BRENT LAGERE has been a director, Chairman of the Board and Chief Executive Officer of Chandler USA since 1988. Since 1988, Mr. LaGere has served in officer and director capacities for various subsidiaries of Chandler USA pursuant to an employment contract with Chandler USA. Since 1971, Mr. LaGere has served in various capacities with L&W. Mr. LaGere also serves as Chairman of the Board and Chief Executive Officer of Chandler Insurance and is a director of Chandler Barbados.

     MARK T. PADEN has served as President of Chandler USA, NAICO and L&W since May 2001 and as Chief Operating Officer of Chandler USA, NAICO and L&W since May 1998. From May 1998 to May 2001, Mr. Paden also served as Executive Vice President of Chandler USA, NAICO and L&W. Mr. Paden has served as Chief Financial Officer of NAICO from January 1988 through May 2001 and of L&W from May 1987 through May 2001, and also served as Vice President-Finance of NAICO from January 1988 through May 1998 and of L&W from May 1987 through May 1998. Mr. Paden has been a director of Chandler USA since July 1988, NAICO since November 1992 and L&W since October 1992. Mr. Paden also serves as a director and President of Chandler Insurance.

     BRENDA B. WATSON has been Executive Vice President of NAICO since August 1987 and of L&W since October 1989. Since October 1988, she has served in officer and director capacities for various subsidiaries of Chandler USA pursuant to an employment contract with Chandler USA. Ms. Watson also serves as Executive Vice President of Chandler Insurance.

     RICHARD L. EVANS has been a director of Chandler USA since May 1990. He has been Senior Vice President of Chandler USA, NAICO and L&W since March 1999, and served as Vice President of NAICO since 1987, and of Chandler USA and L&W since 1989. Mr. Evans has served L&W since 1979 in various capacities. Mr. Evans also serves as Senior Vice President of Chandler Insurance.

     R. PATRICK GILMORE has served as General Counsel for Chandler USA and its subsidiaries since 1988 and currently serves as corporate Secretary and Senior Vice President. Mr. Gilmore has been a director of Chandler USA since May 1990, L&W since October 1992 and NAICO since September 2000.

     MARK C. HART has served as Vice President-Finance and Treasurer of Chandler USA, NAICO and L&W since May 1998, and has served as Chief Financial Officer of Chandler USA, NAICO and L&W since May 2001. Mr. Hart has also served as Vice President of Chandler USA since March 1994. Mr. Hart also serves as Vice President-Accounting, Chief Financial Officer and Treasurer of Chandler Insurance.

     LARRY B. MCMILLON has served as Vice President-Administration of Chandler USA and NAICO since 1989. He was an Executive Vice President and Controller for W. H. Braum, Inc. before joining Chandler USA.

     ROBERT L. RICE has been a director of Chandler USA since June 1993 and a director of NAICO since March 2000. He has for more than 20 years engaged in private practice as a Certified Public Accountant.

     W. SCOTT MARTIN has been a director of Chandler USA and NAICO since March 2000. Mr. Martin has been President of the Tulsa Loan Production Office with First Bank & Trust Company in Wagoner, Oklahoma since 1994. Mr. Martin also serves as a director of First Bank & Trust in Wagoner, Oklahoma, First Bank of Chandler in Chandler, Oklahoma, First National Bank in Burkburnett, Texas and The Bank of Union in Union City, Oklahoma.

     K. R. PRICE has been a director of Chandler USA and NAICO since May 2001. Mr. Price has been a stockbroker for Raymond James Financial Services, Inc. since April 1997, and was Executive Vice President and a director for Southwest Securities, Inc. from 1974 until April 1997.

     WILLIAM T. KEELE has been a director of Chandler USA and NAICO since May 2001. Mr. Keele has been President of Hallman & Keele, Inc., a construction and steel fabrication firm, since 1974.

     In the civil proceeding, CenTra, Inc. v. Chandler Insurance Company, Ltd., et. al. Case No. CIV-92-1301-M, in the U.S. District Court for the Western District of Oklahoma, judgment was entered in favor of CenTra and against Messrs. LaGere, Paden, Evans, Rice, Ms. Watson and one former director of Chandler USA in the amount of $1.00 each, finding a violation of Section 10(b) of the Securities Exchange Act of 1934 and a violation of Section 11(a) of the Securities Act of 1933 based upon a failure by Chandler Insurance and certain of its officers and directors to disclose the applicability of the Nebraska Insurance Holding Company Act to purchasers of stock of Chandler Insurance in a public offering. See Note 9 to Consolidated Financial Statements.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Forms 3, 4 and 5, any amendments thereto furnished to Chandler USA pursuant to the rules of the Securities and Exchange Commission, or written representations from certain reporting persons presented to Chandler USA, all such reports required to be filed by reporting persons have been filed in a timely fashion during the fiscal year ended December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or to be paid by Chandler USA or any of its subsidiaries as well as certain other compensation paid or accrued, during the years indicated, to the Chairman and Chief Executive Officer and the four other highest paid executive officers of Chandler USA and its subsidiaries (the "Named Executives") for such period in all capacities in which they served.


                                                                  SUMMARY COMPENSATION TABLE
                                                                    ANNUAL COMPENSATION (1)
                                                --------------------------------------------------------------
                                                                                    OTHER ANNUAL   ALL OTHER
                                                             SALARY       BONUS     COMPENSATION  COMPENSATION
NAME AND PRINCIPAL POSITION                       YEAR         ($)        ($)(2)       ($)(3)        ($)(4)
----------------------------------------------- --------  ------------  ----------  ------------  ------------
W. Brent LaGere                                   2001    $   464,376   $ 305,000      109,743    $    46,381
  Chairman of the Board and CEO                   2000        414,922     150,000        N/A           39,525
  of Chandler USA, NAICO and L&W                  1999        404,228           -        N/A           38,349

Mark T. Paden                                     2001        293,295     225,000        N/A            5,502
  President and COO of Chandler USA,              2000        238,865     150,000        N/A            5,225
  NAICO and L&W                                   1999        231,188           -        N/A            5,000

Brenda B. Watson                                  2001        238,904           -        N/A           10,372
  Executive Vice President of NAICO               2000        230,987      84,936        N/A            9,725
  and L&W                                         1999        225,437     112,719        N/A            8,600

Richard L. Evans                                  2001        238,713           -        N/A            7,261
  Senior Vice President - Claims of               2000        232,219           -        N/A            6,525
  Chandler USA, NAICO and L&W                     1999        224,735           -        N/A            6,400

R. Patrick Gilmore                                2001        210,460           -        N/A            3,837
  Senior Vice President, Secretary and            2000        204,119           -        N/A            3,808
  General Counsel of Chandler USA,                1999        198,172           -        N/A            3,768
  NAICO and L&W
---------------------------------------------

(1)  Amounts shown include cash and non-cash compensation earned and received by the Named Executives as well as amounts earned but deferred at their election.

(2)  All Named Executives are eligible to receive bonuses based upon various factors.

(3)  The amounts shown under this column represent various perquisites and other personal benefits including any associated tax reimbursements to the Named Executives.  Amounts that did not exceed the lesser of $50,000 or
     10% of the total annual salary and bonus for any Named Executive have been excluded.

(4)  The amounts shown under this column include contributions by Chandler USA's subsidiaries to a 401(k) plan
     ($3,725 for each of the Named Executives except for Mr. Gilmore whose annual contributions were $1,640), and the premiums paid or to be paid by Chandler USA's subsidiaries under life insurance arrangements with the
     Named Executives.  A portion of the premiums ($27,300, $28,700 and $31,300 in 1999, 2000 and 2001, respectively)
     were paid under split dollar life insurance plans.  Under these plans, Chandler USA's subsidiaries pay the premiums for life insurance issued to the Named Executive.  Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the Named Executive cancels and surrenders the policy.


OPTIONS EXERCISED AND HOLDINGS

     No options were granted to or exercised by the Named Executives during 2001 and there were no unexercised options held by the Named Executives as of December 31, 2001.

DIRECTOR COMPENSATION

     Directors who are employees of Chandler USA do not receive additional compensation for serving as directors. Each non-employee director of Chandler USA is paid $1,000 per day for any meeting or committee meeting attended. However, if a non-employee director is attending meetings for two or more affiliates of Chandler USA on the same day, his compensation is $750 per day for any meeting or committee meeting of Chandler USA attended. If a non-employee director attends the meeting by telephonic conference, his compensation is $500 per day for any meeting or committee meetings so attended.

EMPLOYMENT AGREEMENTS

     Chandler USA has an employment agreement with W. Brent LaGere, Chairman of the Board and Chief Executive Officer of Chandler USA and its subsidiaries. Under this agreement, Mr. LaGere's base compensation is established at not less than $250,000 per year. In the event that Mr. LaGere is terminated without cause, as defined in the agreement, he is entitled to receive his base compensation for the remainder of the term of the agreement, but in no event for more than 60 months. The agreement will terminate upon Mr. LaGere attaining age 70, unless earlier terminated by Chandler USA for cause. In addition to his base compensation, Mr. LaGere is eligible to receive certain benefits and bonuses from Chandler USA and its subsidiaries.

     Chandler USA has an employment agreement with Brenda B. Watson, an executive officer of NAICO and L&W. Under this agreement, Ms. Watson's base compensation is established at not less than $125,000 per year. The agreement terminates on December 31, 2003, unless earlier terminated by Chandler USA for cause, as defined in the agreement. In the event that Ms. Watson is terminated without cause, she is entitled to receive her base compensation through the termination date. In addition to her base compensation, Ms. Watson is eligible to receive certain benefits and to participate in an incentive bonus plan offered by Chandler USA and its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the common stock of Chandler USA, its sole class of common equity, is owned by Chandler Barbados, which is a wholly owned subsidiary of Chandler Insurance.

     The following table sets forth the number and percentage of outstanding shares of each class of the capital stock of Chandler Insurance that, as of February 28, 2002, are beneficially owned by (i) each director of Chandler USA and Chandler Insurance, (ii) Chandler USA's Chairman and Chief Executive Officer and each of Chandler USA's four other most highly compensated executive officers for services rendered for the fiscal year ended December 31, 2001 and (iii) all current directors and executive officers as a group:


                                                                                 BENEFICIAL OWNERSHIP
                                                             ------------------------------------------------------------
                                                              TYPE OF CAPITAL SHARES        NUMBER OF
NAME OF DIRECTOR OR EXECUTIVE OFFICER                         OF CHANDLER INSURANCE     CAPITAL SHARES (1)   PERCENT (2)
-----------------------------------------------------------  -------------------------  ------------------  -------------

W. Brent LaGere (3) .......................................  Class A Common Shares                500,661           80.0%
                                                             Series A Preferred Shares             75,152           18.7%

Mark T. Paden .............................................  Class A Common Shares                125,165           20.0%
                                                             Series A Preferred Shares             17,610            4.4%

Brenda B. Watson (4) ......................................  Series A Preferred Shares             18,024            4.5%
                                                             Series B Preferred Shares             35,542            7.4%

Richard L. Evans ..........................................  Series A Preferred Shares             27,272            6.8%
                                                             Series B Preferred Shares             32,250            6.7%

R. Patrick Gilmore ........................................  Series B Preferred Shares             11,000            2.3%

Robert L. Rice ............................................               -                             -              -%

W. Scott Martin ...........................................  Series C Preferred Shares             31,500            4.3%

K.R. Price (5) ............................................  Series C Preferred Shares            146,200           20.2%

William T. Keele (6) ......................................  Series C Preferred Shares            142,417           19.6%

Steven R. Butler (7) ......................................  Series C Preferred Shares              3,200              *%

All directors and officers as a group (12 persons) (8) ....  Class A Common Shares                625,826          100.0%
                                                             Series A Preferred Shares            162,776           40.5%
                                                             Series B Preferred Shares             78,792           16.4%
                                                             Series C Preferred Shares            323,317           44.6%

-----------------------------------------------------------

*  Less than 1%


(1)  The rules of the SEC provide that, for the purposes hereof, a person is considered the "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his economic interest in the shares.  Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.  The Preferred Shares of Chandler Insurance have no voting rights.  The Series A Preferred Shares of Chandler Insurance are convertible to Class A Common Shares of
     Chandler Insurance.

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance, 401,772 Series A Preferred Shares of Chandler Insurance,
     479,307 Series B Preferred Shares of Chandler Insurance and 725,519 Series C Preferred Shares of Chandler Insurance
     outstanding on February 28, 2002.

(3)  Includes (i) 348,390 Class A Common Shares of Chandler Insurance owned by the W. Brent LaGere Irrevocable Trust (the
     "Trust") and (ii) 22,500 Class A Common Shares of Chandler Insurance owned by W&L Holding Corp. ("W&L Holding"), a corporation 100% of which is owned by the Trust.  Mr. LaGere disclaims beneficial ownership of the shares held by the
     Trust and W&L Holding.  The business address of Mr. LaGere is 1010 Manvel Avenue, Chandler, Oklahoma, 74834.

(4)  Includes 8,027 Series A Preferred Shares of Chandler Insurance held by Ms. Watson's husband.  Ms. Watson disclaims beneficial ownership of the shares owned by her husband.

(5)  Includes 11,500 Series C Preferred Shares of Chandler Insurance held by Mr. Price's wife.  Mr. Price disclaims beneficial ownership of these shares.

(6)  Includes 63,787 Series C Preferred Shares of Chandler Insurance held by the Keele Family Ltd. Partnership, 4,062 shares held by Mr. Keele's wife and 23,911 shares held by Mr. Keele's children.  Mr. Keele disclaims beneficial ownership of the shares owned by his wife and children.

(7)  Mr. Butler is a director, Vice President - Administration and Secretary of Chandler Insurance, and also serves as a director and President of Chandler Barbados.

(8)  Includes 24,718 Series A Preferred Shares of Chandler Insurance owned by two executive officers of Chandler USA not listed in the table above.


SHAREHOLDERS HOLDING OVER FIVE PERCENT

     Listed below are persons, other than those listed previously, who are known by Chandler USA to own beneficially more than 5% of Chandler Insurance's Class A Common Shares as of February 28, 2002. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the common shares beneficially owned.

                                                                  BENEFICIAL OWNERSHIP
                                                         ---------------------------------------
NAME OF SHAREHOLDER                                       NUMBER OF SHARES (1)    PERCENT (2)
-------------------------------------------------------- --------------------- -----------------

Malinda Laird, Matthew LaGere and Lance LaGere, Trustees
  of the W. Brent LaGere Irrevocable Trust
  1010 Manvel Avenue, Chandler, Oklahoma 74834 .........           370,890 (3)           59.3 %

--------------------------------------------------------

(1)  The rules of the SEC provide that, for the purposes hereof, a person is considered the
     "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his economic interest in the shares.  Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance outstanding on February
     28, 2002.

(3)  Includes 370,890 Class A Common Shares of Chandler Insurance held by the Trust, of which
     22,500 Class A Common Shares are directly owned by W&L Holding, which is 100% owned by the Trust.


OTHER MATTERS REGARDING BENEFICIAL OWNERSHIP

     For purposes of this report, unless otherwise indicated, Chandler USA has assumed that the following persons are affiliates: an entity's executive officers and directors or its managing partners, persons holding more than 10% of an entity, and those persons who are controlling, controlled by, or under common control with such officers, directors, managing partners, or shareholders.

     Statements of percentages of ownership are made based upon pertinent reporting requirements and guidelines specifically applicable to this report on Form 10-K. Determination of voting power under Chandler USA's Articles of Incorporation or applicable insurance holding company laws may be at variance with the above stated percentages.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Chandler USA leases a rural property from Davenport Farms, Inc. ("Davenport Farms"), a corporation owned by Messrs. LaGere, Evans and Paden. Chandler USA has placed three mobile homes on the property, drilled a water well connected to the mobile homes and made other smaller improvements to the property. Its personnel maintains these improvements. These mobile homes and the property provide hunting, fishing, lodging, dining and other outdoor recreational activities for the entertainment of customers and business associates of Chandler USA and/or its subsidiaries. Chandler USA pays no rent to Davenport Farms but reimburses it for one-half of the utilities and for hunting supplies. Chandler USA has also agreed to indemnify Davenport Farms for claims arising out of its use of the property. Chandler USA retains the right to remove all structures located upon the property when the lease terminates. In 1999, 2000 and 2001, Chandler USA incurred approximately $202,000, $265,000 and $263,000, respectively, in expenses associated with its use of this property, including $8,000, $9,000 and $25,000 paid to Davenport Farms for reimbursement of certain expenses, such as utility and similar expenses, for the years 1999, 2000 and 2001, respectively.

     Prior to May 1, 1997, Benjamin T. Walkingstick was an employee of Chandler USA pursuant to an employment agreement dated October 28, 1988 (the "Employment Agreement") and served as an executive officer and director of Chandler USA and certain of it subsidiaries. Effective May 1, 1997, Mr. Walkingstick resigned these positions and ceased to be an employee of Chandler USA. He continued to be a consultant to Chandler USA and its subsidiaries pursuant to the Employment Agreement and continued to receive compensation under the Employment Agreement through October 2000. In March 2001, Chandler USA entered into a consulting agreement (the "Consulting Agreement") with Mr. Walkingstick. The Consulting Agreement has a term of five years with monthly payments of $12,500. Mr. Walkingstick received $125,000 in compensation under the Consulting Agreement during 2001.

     Chandler USA and its subsidiaries paid $248,188, $9,155 and $2,913 in 1999, 2000 and 2001, respectively, for services rendered by Gardere Wynne Sewell LLP ("Gardere"). David G. McLane, a partner of Gardere, served as Assistant Secretary of NAICO during 1999 and 2000. Approximately $227,545 of the 1999 amount related to the issuance of debentures by Chandler USA during 1999. Chandler Barbados paid Gardere $331,097 and $301,378 during 2000 and 2001, respectively, for legal services of which $125,121 related to the CenTra litigation during 2000, and $107,059 and $256,972 related to the going private transaction during 2000 and 2001, respectively.

     NAICO purchases and sells investment securities through various brokerage firms including Raymond James & Associates, Inc., a subsidiary of Raymond James Financial, Inc. K.R. Price is employed by Raymond James Financial Services, Inc. which is also a subsidiary of Raymond James Financial, Inc. Since May 2001, Mr. Price has been a director of NAICO and Chandler USA. Mr. Price receives no compensation from NAICO's investment transactions since joining the boards in May 2001.

     Chandler USA believes that all transactions, including loans, with directors, officers, or shareholders of Chandler USA and its subsidiaries are and will continue to be on terms no less favorable to Chandler USA and its subsidiaries than could be obtained from unaffiliated parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001, together with the related notes thereto and the report of Tullius Taylor Sartain & Sartain LLP, independent auditors on such financial statements as of December 31, 2001 and for the year ended December 31, 2001, and the report of Deloitte & Touche LLP, independent auditors on such financial statements as of December 31, 2000 and for the two years then ended, are filed as a part of this Form 10-K. See accompanying Index on page F-1.

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

            4.1 Form of Indenture entered into by and between Chandler USA as issuer and U.S. Trust of Texas, N.A. as trustee. (1)

           10.1 Employment Agreement, effective as of October 28, 1988, by and between Chandler USA and Brent LaGere. (1)

           10.2 Employment Agreement, effective as of October 28, 1988, by and between Chandler USA, and Brenda B. Watson (formerly Brenda B. Pair). (1)

           10.3 Amendment to Employment Agreement, effective as of January 1, 1999, by and between Chandler USA and Brenda B.
                 Watson.  (1)

           10.4 Intercompany Credit Agreement effective as of January 1, 2001, by and between Chandler USA and Chandler Barbados.

           21.1  Subsidiaries of the registrant.

-----------------------------

            (1) Previously filed as an exhibit to Registration No. 333-76393 on Form S-1 and incorporated herein by reference.

       Copies of the foregoing exhibits filed with this Form 10-K or incorporated by reference are available from Chandler USA upon written request and payment of a reasonable copying fee.

  (b)  Reports on Form 8-K.

       No report on Form 8-K was filed by Chandler USA during or applicable to the quarter ended December 31, 2001.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               CHANDLER (U.S.A.), INC.

Date:  March 5, 2002           By: /s/ W. Brent LaGere
                                   ------------------------------------------
                                   W. Brent LaGere
                                     Chairman of the Board
                                     and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Date:  March  5, 2002              /s/ W. Brent LaGere
                                   ------------------------------------------
                                   W. Brent LaGere, Chairman of the Board,
                                     Chief Executive Officer and Director
                                     (Principal Executive Officer)


Date:  March  5, 2002              /s/ Mark T. Paden
                                   ------------------------------------------
                                   Mark T. Paden, President, Chief Operating
                                     Officer and Director


Date:  March  5, 2002              /s/ Mark C. Hart
                                   ------------------------------------------
                                   Mark C. Hart, Vice President - Finance,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial Officer)


Date:  March  5, 2002              /s/ Richard L. Evans
                                   ------------------------------------------
                                   Richard L. Evans, Senior Vice President
                                     and Director


Date:  March  5, 2002              /s/ R. Patrick Gilmore
                                   ------------------------------------------
                                   R. Patrick Gilmore, Senior Vice President,
                                     Secretary, General Counsel and Director


Date:  March  5, 2002              /s/ Robert L. Rice
                                   ------------------------------------------
                                   Robert L. Rice, Director

Date:  March  5, 2002              /s/ W. Scott Martin
                                   ------------------------------------------
                                   W. Scott Martin, Director


Date:  March  5, 2002              /s/ K.R. Price
                                   ------------------------------------------
                                   K.R. Price, Director



Date:  March  5, 2002              /s/ William T. Keele
                                   ------------------------------------------
                                   William T. Keele, Director

                           CHANDLER (U.S.A.), INC.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                        PAGES
                                                                                  ------------------
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2000 and 2001 ...................         F-2

Consolidated Statements of Operations for the years ended
   December 31, 1999, 2000 and 2001 ............................................         F-3

Consolidated Statements of Comprehensive Income for the years ended
   December 31, 1999, 2000 and 2001 ............................................         F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 2000 and 2001 ............................................         F-5

Consolidated Statements of Shareholder's Equity for the years ended
   December 31, 1999, 2000 and 2001 ............................................         F-6

Notes to Consolidated Financial Statements .....................................   F-7 through F-25

Independent Auditors' Report on Consolidated Financial Statements
   and Financial Statement Schedules - Deloitte & Touche LLP ...................        F-26

Independent Auditors' Report on Consolidated Financial Statements
   and Financial Statement Schedules - Tullius Taylor Sartain & Sartain LLP ....        F-27


SCHEDULES

   I   Summary of Investments - Other Than Investments in Related Parties ......        F-28

   II  Condensed Financial Information of Registrant ...........................  F-29 through F-31

   III Supplementary Insurance Information .....................................        F-32

   IV  Reinsurance .............................................................        F-33

   V   Valuation and Qualifying Accounts .......................................        F-34

   VI  Supplemental Information (for property-casualty insurance underwriters)..        F-35


                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            2000          2001
                                                                                         ----------    ----------
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $5,446 and $5,419 in 2000 and 2001, respectively) ....... $   5,538     $   5,501
    Unrestricted (amortized cost $85,693 and $62,124 in 2000 and 2001, respectively) ...    85,746        62,154
  Fixed maturities held to maturity, at amortized cost
    Restricted (fair value $186 and $385 in 2000 and 2001, respectively) ...............       174           353
    Unrestricted (fair value $953 and $854 in 2000 and 2001, respectively) .............       882           782
  Equity securities available for sale, at fair value ..................................       442           464
                                                                                         ----------    ----------
    Total investments ..................................................................    92,782        69,254
Cash and cash equivalents ..............................................................    11,978         4,124
Premiums receivable, less allowance for non-collection
  of $308 and $298 at 2000 and 2001, respectively ......................................    33,519        24,185
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $275 and $1,096 at 2000 and 2001, respectively .....................     3,283        11,756
Reinsurance recoverable on paid losses from related parties ............................       614           292
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $397 at 2000 .......................................................    39,387        42,545
Reinsurance recoverable on unpaid losses from related parties ..........................    14,079         9,399
Prepaid reinsurance premiums ...........................................................    32,699        26,890
Prepaid reinsurance premiums to related parties ........................................    10,368         8,103
Property and equipment, net ............................................................    12,451        10,822
Amounts due from related parties .......................................................         -         7,880
Licenses, net ..........................................................................     3,894         3,745
Excess of cost over net assets acquired, net ...........................................     2,963         2,350
Other assets ...........................................................................    15,481        13,464
                                                                                         ----------    ----------
Total assets ........................................................................... $ 273,498     $ 234,809
                                                                                         ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ........................................... $ 100,173     $  84,756
  Unearned premiums ....................................................................    74,198        61,562
  Policyholder deposits ................................................................     5,062         4,600
  Accrued taxes and other payables .....................................................     6,690         7,480
  Premiums payable .....................................................................    17,807         8,669
  Amounts due to related parties .......................................................       717             -
  Debentures ...........................................................................    24,000        24,000
                                                                                         ----------    ----------
    Total liabilities ..................................................................   228,647       191,067
                                                                                         ----------    ----------
Commitments and contingencies (Notes 9 and 10)
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ................................................         2             2
  Paid-in surplus ......................................................................    60,584        60,584
  Accumulated deficit ..................................................................   (16,122)      (17,225)
  Accumulated other comprehensive income:
  Unrealized gain on investments available for sale, net
    of deferred income taxes ...........................................................       387           381
                                                                                         ----------    ----------
    Total shareholder's equity .........................................................    44,851        43,742
                                                                                         ----------    ----------
Total liabilities and shareholder's equity ............................................. $ 273,498     $ 234,809
                                                                                         ==========    ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                  1999         2000         2001
                                                                               ----------   ----------   ----------
Premiums and other revenues
  Direct premiums written and assumed ........................................ $ 169,569    $ 197,196    $ 158,964
  Reinsurance premiums ceded .................................................   (41,698)     (83,674)     (70,086)
  Reinsurance premiums ceded to related parties ..............................   (23,599)     (35,077)     (23,455)
                                                                               ----------   ----------   ----------
    Net premiums written and assumed .........................................   104,272       78,445       65,423
  Decrease (increase) in unearned premiums ...................................   (17,174)       7,074        4,562
                                                                               ----------   ----------   ----------
    Net premiums earned ......................................................    87,098       85,519       69,985

Interest income, net .........................................................     3,959        4,335        3,700
Interest income, net from related parties ....................................         -            -          371
Realized investment gains, net ...............................................        57          144        2,654
Fee for rescinded reinsurance treaties .......................................    10,000            -            -
Commissions, fees and other income ...........................................     1,481        1,409        1,784
                                                                               ----------   ----------   ----------
    Total premiums and other revenues ........................................   102,595       91,407       78,494
                                                                               ----------   ----------   ----------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts ceded
    to related parties of $11,239, $19,212 and $15,712
    in 1999, 2000 and 2001, respectively .....................................    68,659       64,999       52,550
  Policy acquisition costs, net of ceding commissions received from related parties of $8,403, $12,390 and $8,029
    in 1999, 2000 and 2001, respectively .....................................    21,160       17,155       10,949
  General and administrative expenses ........................................    10,795       12,398       13,775
  Interest expense ...........................................................     1,496        2,255        2,240
  Litigation expenses, net ...................................................       207           71           65
                                                                               ----------   ----------   ----------
    Total operating costs and expenses .......................................   102,317       96,878       79,579
                                                                               ----------   ----------   ----------
Income (loss) before income taxes ............................................       278       (5,471)      (1,085)
Federal income tax benefit (provision) .......................................      (365)       1,476          (18)
                                                                               ----------   ----------   ----------
  Net loss ................................................................... $     (87)   $  (3,995)   $  (1,103)
                                                                               ==========   ==========   ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                   1999         2000         2001
                                                                                ----------   ----------   ----------
Net loss ...................................................................... $     (87)   $  (3,995)   $  (1,103)
                                                                                ----------   ----------   ----------
Other comprehensive loss, before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ...................    (3,633)       3,337        2,644
    Less: Reclassification adjustment for gains included in net loss ..........       (57)        (144)      (2,654)
                                                                                ----------   ----------   ----------
Other comprehensive income (loss), before income tax ..........................    (3,690)       3,193          (10)

Income tax benefit (provision) related to items of other
  comprehensive income (loss) .................................................     1,255       (1,086)           4
                                                                                ----------   ----------   ----------
Other comprehensive income (loss), net of income tax ..........................    (2,435)       2,107           (6)
                                                                                ----------   ----------   ----------
Comprehensive loss ............................................................ $  (2,522)   $  (1,888)   $  (1,109)
                                                                                ==========   ==========   ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                              1999         2000         2001
                                                                           ----------   ----------   ----------
OPERATING ACTIVITIES
  Net loss ............................................................... $     (87)   $  (3,995)   $  (1,103)
  Add (deduct):
    Adjustments to reconcile net loss to cash provided by
      (applied to) operating activities:
      Realized investment gains, net .....................................       (57)        (144)      (2,654)
      Net losses on sale of property and equipment .......................        68           10           23
      Amortization and depreciation ......................................     2,225        2,592        2,169
      Provision for non-collection of premiums ...........................       210          179          305
      Provision for non-collection of reinsurance recoverables ...........         -            -          454
      Net change in non-cash balances relating to operating activities:
        Premiums receivable ..............................................   (19,459)      14,019        9,029
        Reinsurance recoverable on paid losses ...........................      (672)         (50)      (9,396)
        Reinsurance recoverable on paid losses from related parties ......         -         (614)         322
        Reinsurance recoverable on unpaid losses .........................    (8,522)      (1,799)      (2,689)
        Reinsurance recoverable on unpaid losses from related parties ....     2,371       (4,537)       4,680
        Prepaid reinsurance premiums .....................................     2,488      (12,739)       5,809
        Prepaid reinsurance premiums to related parties ..................    (2,436)        (764)       2,265
        Deferred policy acquisition costs ................................    (3,134)       3,134            -
        Other assets .....................................................      (871)      (3,006)       1,906
        Unpaid losses and loss adjustment expenses .......................    17,759        1,713      (15,417)
        Unearned premiums ................................................    17,122        6,429      (12,636)
        Policyholder deposits ............................................       199          (73)        (462)
        Accrued taxes and other payables .................................     2,789          146       (1,248)
        Premiums payable .................................................    (3,647)      10,494       (9,138)
        Premiums payable to related parties ..............................    (1,119)        (343)           -
                                                                           ----------   ----------   ----------
      Cash provided by (applied to) operating activities .................     5,227       10,652      (27,781)
                                                                           ----------   ----------   ----------

INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ............................................................   (21,844)     (39,653)     (61,448)
    Sales ................................................................     4,159       14,167       73,107
    Maturities ...........................................................    10,605       24,391       14,297
  Unrestricted fixed maturities held to maturity:
    Maturities ...........................................................       265            -            -
  Cost of property and equipment purchased ...............................    (3,912)      (2,949)      (1,356)
  Proceeds from sale of property and equipment ...........................       121           46        3,924
                                                                           ----------   ----------   ----------
      Cash provided by (applied to) investing activities .................   (10,606)      (3,998)      28,524
                                                                           ----------   ----------   ----------
FINANCING ACTIVITIES
  Proceeds from debentures ...............................................    24,000            -            -
  Payments on notes payable ..............................................    (9,410)           -            -
  Debt issue costs .......................................................    (1,689)           -            -
  Payments and loans from related parties ................................     3,805        1,200        4,032
  Payments and loans to related parties ..................................   (15,491)      (1,016)     (12,629)
                                                                           ----------   ----------   ----------
    Cash provided by (applied to) financing activities ...................     1,215          184       (8,597)
                                                                           ----------   ----------   ----------
  Increase (decrease) in cash and cash equivalents during the period .....    (4,164)       6,838       (7,854)

  Cash and cash equivalents at beginning of period .......................     9,304        5,140       11,978
                                                                           ----------   ----------   ----------
  Cash and cash equivalents at end of period ............................. $   5,140    $  11,978    $   4,124
                                                                           ==========   ==========   ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (Amounts in thousands)

                                                                  Accumulated
                                                                     other        Total
                                   Common  Paid-in  Accumulated  comprehensive shareholder's
                                    stock  surplus    deficit    income (loss)    equity
                                  -------- -------- -----------  ------------- -------------

Balance, January 1, 1999 ........ $     2  $60,584  $  (12,040)  $        715  $     49,261

Net loss ........................       -        -         (87)             -           (87)

Change in unrealized gain on
  investments available for
  sale, net of income tax .......       -        -           -         (2,435)       (2,435)
                                  -------- -------- -----------  ------------- -------------

Balance, December 31, 1999 ......       2   60,584     (12,127)        (1,720)       46,739

Net loss ........................       -        -      (3,995)             -        (3,995)

Change in unrealized loss on
  investments available for
  sale, net of income tax .......       -        -           -          2,107         2,107
                                  -------- -------- -----------  ------------- -------------

Balance, December 31, 2000 ......       2   60,584     (16,122)           387        44,851

Net loss ........................       -        -      (1,103)             -        (1,103)

Change in unrealized gain on
  investments available for
  sale, net of income tax .......       -        -           -             (6)           (6)
                                  -------- -------- -----------  ------------- -------------

Balance, December 31, 2001 ...... $     2  $60,584  $  (17,225)  $        381  $     43,742
                                  ======== ======== ===========  ============= =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

  (A)  BASIS OF PRESENTATION

          Chandler (U.S.A.), Inc. ("Chandler USA") is a holding company organized and domiciled in Oklahoma. Chandler USA's wholly owned subsidiaries are engaged in various property and casualty insurance operations. The insurance products offered by Chandler USA through its subsidiary, National American Insurance Company, include property and casualty insurance coverage primarily for businesses in various industries, political subdivisions and surety bonds for small
       contractors in the United States of America ("U.S.").   The business is
       conducted through individual independent insurance agencies and underwriting managers, primarily in the Southwest and Midwest areas of the U.S. One of Chandler USA's subsidiaries, LaGere and Walkingstick Insurance Agency, Inc., operates as an independent insurance agency based in Chandler, Oklahoma, and represents various insurance companies that provide a variety of property and casualty, life and accident and health coverages, and acts as a surplus lines broker specializing in risk management and brokering insurance for commercial enterprises.

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

  (F)  DEFERRED POLICY ACQUISITION COSTS

          Policy acquisition costs that vary with and are primarily related to the acquisition of new and renewal business (such as premium taxes, agent commissions, commissions received from reinsurers and a portion of other underwriting expenses) are deferred and amortized over the terms of the policies. When the sum of the anticipated losses, loss adjustment expenses and unamortized policy acquisition costs exceeds the related unearned premiums, including anticipated investment income, a provision for the indicated deficiency is recorded. Due to Chandler USA's purchase of additional quota share reinsurance during 2000, Chandler USA's deferred ceding commissions exceeded the deferred policy acquisition costs related to direct and assumed business by approximately $12,000 and $456,000 at December 31, 2000 and 2001, respectively, and are recorded in accrued taxes and other payables. Certain policy acquisition costs, such as policyholder dividends, are expensed directly. NAICO expensed $324,000, $190,000 and $143,000 during 1999, 2000 and 2001, respectively, for dividends to policyholders primarily on participating workers compensation policies. Gross written premiums for participating policies were $1.9 million, $1.6 million and $1.2 million in 1999, 2000 and 2001, respectively.

  (G)  PROPERTY AND EQUIPMENT

          Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 to 31 years. Property and equipment consisted of the following at December 31:

                                                          2000       2001
                                                       ---------- ----------
                                                           (In thousands)
               Real estate and improvements............ $  9,921  $  10,382
               Other property and equipment............   11,867     10,039
                                                        --------- ----------
                                                          21,788     20,421
               Accumulated depreciation................   (9,337)    (9,599)
                                                        --------- ----------
                                                        $ 12,451  $  10,822
                                                        ========= ==========

          Depreciation expense was approximately $1,074,000, $1,162,000 and $1,078,000 for 1999, 2000 and 2001, respectively.

  (H)  INTANGIBLE ASSETS

          The cost of insurance licenses acquired is amortized over 40 years using the straight-line method. The excess of cost over net assets acquired is amortized by the straight-line method over 15-17 years. Intangible assets included the following at December 31:

                                                          2000       2001
                                                       ---------- ----------
                                                           (In thousands)

           Licenses................................... $   5,991  $   5,991
           Excess of cost over net assets acquired....    10,748     10,726
                                                       ---------- ----------
                                                          16,739     16,717
           Accumulated amortization...................    (9,882)   (10,622)
                                                       ---------- ----------
                                                       $   6,857  $   6,095
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

  (J)  INVESTMENTS

          At the time of purchase, investments in debt securities that Chandler USA has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. Chandler USA has not classified any investments as trading account assets. Securities not classified as held to maturity or trading are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of deferred income tax as other comprehensive income until realized. Realized gains and losses on sales of securities are based on the specific identification method.
       Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

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

  (M)  SUPPLEMENTAL CASH FLOW INFORMATION

          Cash payments for interest and income taxes, and noncash investing activities were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                            1999       2000       2001
                                                         ---------- ---------- ----------
                                                                  (In thousands)
       Cash payments (refunds) during the year for:
          Interest...................................... $     549  $   2,255  $   2,128
          Income taxes..................................       857        587     (1,025)

       Transfers from (to) restricted securities, net... $     892  $   1,441  $    (146)


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

  (O)  NEW ACCOUNTING STANDARD

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that Chandler USA recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Chandler USA adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on Chandler USA's consolidated financial condition, results of operations or cash flows since Chandler USA has no derivative instruments.

          In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, which supercedes Accounting Principles Board ("APB") Opinion No. 16, BUSINESS COMBINATIONS. The most significant changes made by SFAS No. 141 are requiring the purchase method of accounting for all business combinations initiated after June 30, 2001, establishing specific criteria for the recognition of intangible assets separately from goodwill, and requiring that unallocated negative goodwill be written off immediately as an extraordinary gain. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS No. 141 did not have a material impact on Chandler USA's consolidated financial condition, results of operations or cash flows since Chandler USA has not entered into a business combination subsequent to June 30, 2001.

  (P)  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

          In June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, and SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS.

          SFAS No. 142 supercedes APB Opinion No. 17, INTANGIBLE ASSETS, and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, Chandler USA is required to adopt SFAS No. 142 effective January 1, 2002. Chandler USA is currently evaluating the impact of SFAS No. 142 on its consolidated financial statements.

          SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged. Chandler USA, which will adopt SFAS No. 143 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 143 on its consolidated financial statements.

          In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. Chandler USA, which will adopt SFAS No. 144 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 144 on its consolidated financial statements.

NOTE 2. INVESTMENTS AND INTEREST INCOME

     Net interest income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.

                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                       1999       2000       2001
                                                    ---------- ---------- ----------
                                                             (In thousands)
Interest on fixed-maturity investments............. $   4,631  $   5,330  $   4,406
Interest on cash equivalents.......................       501        730        633
Interest on amounts due from related parties ......         -          -        371
Investment expenses................................    (1,173)    (1,725)    (1,339)
                                                    ---------- ---------- ----------
   Interest income, net............................     3,959      4,335      4,071
                                                    ---------- ---------- ----------
Realized gains, net - fixed-maturity investments...        57        144      2,654
                                                    ---------- ---------- ----------
                                                    $   4,016  $   4,479  $   6,725
                                                    ========== ========== ==========

     Investment expenses include $851,000, $1,365,000 and $997,000 for the years ended December 31, 1999, 2000 and 2001, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

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
                                          ========== ========== ========== ========== ==========

                                                        GROSS     GROSS
                                                     UNREALIZED UNREALIZED   FAIR      CARRYING
DECEMBER 31, 2001                            COST       GAINS     LOSSES     VALUE       VALUE
----------------------------------------- ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                          (In thousands)

U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $  43,443  $     262  $    (391) $  43,314  $  43,314
Corporate obligations....................    10,351        255        (80)    10,526     10,526
Public utilities.........................     8,930        204        (51)     9,083      9,083
Mortgage-backed securities...............     4,819          -        (87)     4,732      4,732
                                          ---------- ---------- ---------- ---------- ----------
                                          $  67,543  $     721  $    (609) $  67,655  $  67,655
                                          ========== ========== ========== ========== ==========

FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies.......................... $   1,135  $     104  $       -  $   1,239  $   1,135
                                          ========== ========== ========== ========== ==========
EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock.......................... $       -  $     464  $       -  $     464  $     464
                                          ========== ========== ========== ========== ==========

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at December 31, 2001 are shown below:

                                              AVAILABLE FOR SALE    HELD TO MATURITY
                                            --------------------- ---------------------
                                             AMORTIZED             AMORTIZED
                                               COST    FAIR VALUE    COST    FAIR VALUE
                                            ---------- ---------- ---------- ----------
                                                           (In thousands)
Due in one year or less.................... $   4,223  $   4,303  $       -  $       -
Due after one year through five years......    48,095     48,167      1,135      1,239
Due after five years through ten years.....    10,406     10,453          -          -
Due after ten years........................         -          -          -          -
                                            ---------- ---------- ---------- ----------
                                               62,724     62,923      1,135      1,239
Mortgage-backed securities.................     4,819      4,732          -          -
                                            ---------- ---------- ---------- ----------
                                            $  67,543  $  67,655  $   1,135  $   1,239
                                            ========== ========== ========== ==========

     Realized gains and losses from sales of fixed maturities are shown below:

                                             GROSS REALIZED GAINS  GROSS REALIZED LOSSES
                                             --------------------  ---------------------
                                                           (In thousands)
          1999.............................. $                63   $                  6
          2000..............................                 204                     60
          2001..............................               2,654                      -


     NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. As of December 31, 2000 and 2001, the carrying value of these deposits totaled approximately $5.9 million and $6.0 million, respectively.

NOTE 3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

NAICO provides a reserve for estimated losses (reported and unreported) and loss adjustment expenses based on historical experience and payment reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and such estimates are periodically reviewed by independent professional actuaries. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that define and expand insurance coverage subsequent to the time that the insurance policy was priced and sold. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables.
Recoverable amounts deducted from NAICO's net liability for unpaid losses and loss adjustment expenses were approximately $3.5 million and $5.0 million at December 31, 2000 and 2001, respectively. Although such estimates are management's best estimates of the expected values, the ultimate liability for unpaid claims may vary from these values. NAICO does not discount the liability for unpaid losses and loss adjustment expenses.

     The following table sets forth a reconciliation of the beginning and ending unpaid losses and loss adjustment expenses which are net of reinsurance deductions.

                                                                              YEAR ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                            1999       2000       2001
                                                                        ---------- ---------- ----------
                                                                                 (In thousands)
Net balance before provision for uncollectible reinsurance
   at beginning of year................................................ $  39,570  $  51,123  $  46,588
                                                                        ---------- ---------- ----------
Net losses and loss adjustment expenses incurred related to:
   Current year........................................................    65,139     60,020     39,881
   Prior years.........................................................     3,520      4,979     12,669
                                                                        ---------- ---------- ----------
      Total............................................................    68,659     64,999     52,550
                                                                        ---------- ---------- ----------
Net paid losses and loss adjustment expenses related to:
   Current year........................................................   (33,210)   (33,525)   (22,596)
   Prior years.........................................................   (23,896)   (36,009)   (43,799)
                                                                        ---------- ---------- ----------
      Total............................................................   (57,106)   (69,534)   (66,395)
                                                                        ---------- ---------- ----------
Balance before provision for uncollectible reinsurance at end of year..    51,123     46,588     32,743
Adjustments to reinsurance recoverables on
   unpaid losses for uncollectible reinsurance.........................       255        119         69
                                                                        ---------- ---------- ----------
Net balance at end of year............................................. $  51,378  $  46,707  $  32,812
                                                                        ========== ========== ==========


     During 2001, NAICO experienced adverse loss development related to prior accident years totaling $12.7 million. This adverse loss development was due primarily to increased loss severity in the standard property and casualty and political subdivisions programs. A substantial part of this loss development was for workers compensation losses in the 1999 accident year. NAICO's net retention for workers compensation losses increased substantially in 1999 due to the rescission of certain reinsurance treaties covering this line of business. Also contributing to the adverse loss development were provisions for potentially uncollectible reinsurance and deductibles of approximately $1.2 million during 2001, an increase in losses in the surety bond program and approximately $878,000 in losses for the runoff of the discontinued group accident and health program.

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

NOTE 4. DEBENTURES

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The proceeds to Chandler USA before expenses but after the underwriter's discount were $23.16 million. The proceeds of the offering were used to repay existing bank debt, to repay amounts owed by Chandler USA to its parent, Chandler Barbados, and for general corporate purposes. As of December 31, 2001, Chandler USA has capitalized $1.4 million related to debt issuance costs for the debentures. These costs are being amortized as interest expense over the term of the debentures. Chandler USA's subsidiaries and affiliates are not obligated by the debentures. Accordingly, the debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. The indenture governing the debentures contains certain restrictive covenants, including covenants that limit subsidiary debt, issuance or sale of subsidiary stock, incurring of liens, sale-leaseback transactions for a period of more than three years, mergers, consolidations and sales of assets. At December 31, 2001, Chandler USA was in compliance with all covenants.

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

STATUTORY FINANCIAL INFORMATION AND MINIMUM CAPITAL REQUIREMENTS

     NAICO is required to file financial statements with state regulatory authorities prepared on a statutory basis which differs from GAAP. Statutory net income (loss) and statutory capital and surplus of NAICO are as follows:

                                                1999         2000         2001
                                             ----------   ----------   ----------
                                                        (In thousands)
            Statutory net income (loss)..... $  (1,455)   $   2,915    $   3,472
            Statutory capital and surplus... $  44,638    $  48,550    $  49,060


     In 1998, the National Association of Insurance Commissioners ("NAIC") adopted codified statutory accounting principles ("Codification"). Codification changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that NAICO uses to prepare its statutory financial statements. The State of Oklahoma adopted Codification to be effective January 1, 2001. The adoption of Codification increased NAICO's statutory policyholders' surplus by $3.5 million as of January 1, 2001 which resulted primarily from the recognition of a net deferred tax asset.

     The Oklahoma Insurance Code includes certain prescribed practices that differ from those under Codification. Specifically, office equipment, furniture and other such property constituting less than 3% of otherwise admitted assets are admissible under the Oklahoma Insurance Code. Under Codification and the prescribed statutory accounting practices that were in effect prior to January 1, 2001, office equipment, furniture and other such property are not admitted. This prescribed accounting practice increased NAICO's statutory capital and surplus by $1.4 million and $1.1 million at December 31, 2000 and 2001, respectively. There is no difference between NAICO's statutory net income under Codification and practices prescribed by the Oklahoma Insurance Code.

     The Oklahoma Insurance Commissioner has the right to permit other specific practices that deviate from prescribed practices. NAICO does not have any such permitted practices.

     The NAIC has adopted risk-based capital ("RBC") standards for domestic property and casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 2000 and 2001.

     At periodic intervals, various insurance regulatory authorities routinely examine the required statutory financial statements of NAICO as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

     The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Oklahoma Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year, or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria the maximum shareholder dividend NAICO may pay in 2002 without the approval of the Oklahoma Department of Insurance is approximately $4.9 million. NAICO paid cash shareholder dividends totaling $2.5 million and $7.0 million to Chandler USA in 2000 and 2001, respectively. The Oklahoma Department of Insurance approved the payment of the extraordinary dividend by NAICO to Chandler USA in 2001.

     The future payment of shareholder dividends also depends upon the earnings, financial position and cash requirements of Chandler USA, as well as regulatory limitations and such other factors as the board of directors may deem relevant.

     NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $16.4 million as of December 31, 2001). NAICO paid approximately $465,000, $294,000 and $183,000 in policyholder dividends during 1999, 2000 and 2001, respectively.

NOTE 6. INCOME TAXES

     Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differ from those expected using U.S. Federal enacted income tax rates as noted by the following:

                                                        1999      2000      2001
                                                      --------  --------  --------
                                                             (In thousands)
Computed income tax provision (benefit) at 34% ...... $    95   $(1,860)  $  (369)
Increase (decrease) in income taxes resulting from:
   Amortization of licenses and other intangibles ...     271       388       259
   Interest income on tax exempt securities .........    (140)     (147)      (56)
   Other, net .......................................     139       143       184
                                                      --------  --------  --------
Federal income tax provision (benefit) .............. $   365   $(1,476)  $    18
                                                      ========  ========  ========

U.S. Federal income tax provision (benefit) consists of:

                                                       CURRENT  DEFERRED   TOTAL
                                                      --------  --------  --------
                                                             (In thousands)
1999 ................................................ $ 1,127   $  (762)  $   365
2000 ................................................  (1,268)     (208)   (1,476)
2001 ................................................  (1,005)    1,023        18


     Deferred income tax provision (benefit) relating to temporary differences includes the following components:

                                                        1999      2000      2001
                                                      --------  --------  --------
                                                             (In thousands)

Loss reserve discounts .............................. $  (500)  $   486   $   754
Unearned premiums ...................................  (1,168)      481       256
Deferred policy acquisition costs ...................   1,093    (1,070)     (151)
Reserve for uncollectible premiums receivable
   and reinsurance recoverables .....................     (63)      (39)      182
Depreciation and lease expense ......................     (46)      (46)      (52)
Other ...............................................     (78)      (20)       34
                                                      --------  --------  --------
                                                      $  (762)  $  (208)  $ 1,023
                                                      ========  ========  ========

     The tax effect of temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:

                                                                                   2000        2001
                                                                                ----------  ----------
                                                                                    (In thousands)
Deferred tax assets:
   Loss reserve discounts...................................................... $   2,956   $   2,202
   Unearned premiums...........................................................     2,117       1,861
   Reserve for uncollectible premiums receivable and reinsurance recoverables..       282         100
   Compensated absences .......................................................       146         193
   Deferred policy acquisition costs ..........................................         4         155
   Net operating loss carryforwards - state ...................................     2,549       2,750
   Other ......................................................................       215         516
   Valuation allowance ........................................................    (2,549)     (2,750)
                                                                                ----------  ----------
Total deferred tax assets .....................................................     5,720       5,027
                                                                                ----------  ----------
Deferred tax liabilities:
   Depreciation and lease expense .............................................       768         716
   Amortization of discount on fixed maturity investments .....................       216         212
   Unrealized gain on investments available for sale ..........................       200         197
   Other ......................................................................       327         372
                                                                                ----------  ----------
Total deferred tax liabilities ................................................     1,511       1,497
                                                                                ----------  ----------
Net deferred tax assets ....................................................... $   4,209   $   3,530
                                                                                ==========  ==========


     At December 31, 2001, Chandler USA had net operating loss carryforwards available for Oklahoma state tax purposes totaling approximately $45.8 million which expire in the years 2003 through 2016. A valuation allowance has been provided for the tax effect of the state net operating loss carryforwards since realization of such amounts is not considered more likely than not.

NOTE 7. EMPLOYEE BENEFITS

     Chandler USA and its subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Internal Revenue Code. All full time employees who have completed one year of service and attained age 21 may elect to participate in the 401(k) plan. Participants may contribute up to 15% of compensation, not to exceed the statutory limitations which for 2001 was $10,500. Chandler USA matches 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25% of the remaining employee contributions up to a maximum employer contribution of $3,725 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions was $276,000, $307,000 and $310,000 for 1999, 2000 and 2001,
respectively.

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

     A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums, licenses and excess of cost over net assets acquired) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of December 31, 2000 and 2001. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 2. At December 31, 2001, the fair value of Chandler USA's debentures was estimated to be $22.5 million based on quoted market prices for similar securities. Chandler USA's debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium.

NOTE 9. LITIGATION

GOING PRIVATE LITIGATION

     On June 5 and 6, 2000, three civil lawsuits were filed against Chandler Insurance, Chandler USA and all of Chandler Insurance's directors. All three suits were consolidated into a single proceeding. The suit alleged that the plans announced on June 1, 2000 to take Chandler Insurance private are detrimental to certain shareholders of Chandler Insurance that would be subject to a reverse stock split. Each suit also requested that it be certified as a class action and that the court enter a temporary restraining order to prevent completion of the announced plan. The suit also alleged that all defendants have breached and are breaching fiduciary duties owed to the plaintiffs and other shareholders. In March 2001, Chandler Insurance completed the going private transaction (See Note 13). On October 5, 2001, the suits were dismissed.

CENTRA LITIGATION

      Chandler Insurance and certain of its subsidiaries and affiliates, including Chandler USA, have been involved in various matters of litigation with CenTra, Inc. ("CenTra") and certain of its affiliates, officers and directors (the "CenTra Group") since 1992.

     During the CenTra litigation, a Nebraska Federal Court had previously ordered CenTra to divest all shares of Chandler Insurance stock owned or controlled by it or its affiliates. In December 1999, Chandler Insurance acquired 1,989,200 shares of its own stock in exchange for payment of $15,204,758 to the CenTra Group and affiliates. During November 2000, Chandler Insurance acquired the remaining 1,142,625 of its common shares in exchange for payment of $6,882,500 to the CenTra Group and affiliates pursuant to a ruling of the U.S. District Court for the Western District of Oklahoma (the "Oklahoma Court") in April 1997, which was upheld by the 10th Circuit Court of Appeals in September 2000. The Nebraska Federal Court determined the method of divestiture of these shares and gave effect to the Oklahoma Court judgment ordering the repurchase of the shares which resulted in the above payments.

     Following the execution of the judgment of the Nebraska Federal Court, the CenTra Group filed pleadings in the Oklahoma Court claiming entitlement to post-judgment interest on the amounts Chandler Insurance was ordered to pay in exchange for the transfer of the shares. CenTra claims that it is entitled to post-judgment interest amounting to approximately $2.5 million. Chandler Insurance vigorously opposes this claim and the issue is now pending before the Oklahoma Court. The Oklahoma Court has asked for briefs and may hear arguments but has not scheduled a date for decision of these issues.

     In 1997, NAICO learned that several CenTra affiliates had filed two lawsuits against NAICO, NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity"), a wholly owned subsidiary of Chandler Insurance, and certain NAICO officers asserting some of the same claims made and tried in the Oklahoma Court. Those claims were purportedly prosecuted by CenTra on its own behalf and on behalf of its subsidiaries and were based upon alleged wrongful cancellation of their insurance policies by NAICO and NAICO Indemnity. The Oklahoma Court entered a judgment against CenTra on these claims. NAICO and NAICO Indemnity contend that the Oklahoma Court's adjudication is conclusive as to all claims. The lawsuits were consolidated and assigned to the same judge who presided over the action in the Oklahoma Court. Judgment was entered in favor of all defendants dismissing the claims during February 2002. The CenTra affiliates have not indicated whether they will appeal this judgment.

     Ten derivative claims were brought by CenTra and tried in the Oklahoma Court during 1997, and the jury found in CenTra's favor on three. Certain officers were directed to repay to Chandler USA bonuses received for the years 1988 and 1989 totaling $711,629 and a total of $25,000 for personal use of corporate aircraft. These amounts were recorded as receivables by Chandler USA and are included in other assets in the accompanying consolidated balance sheets. On the remaining derivative claim relating to the acquisition of certain insurance agencies in 1988, the jury awarded $1 each against six officers and/or directors.

     In the CenTra litigation, certain officers and directors of Chandler USA and Chandler Insurance were named as defendants. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the
standard of conduct provided in the Articles of Association.   These expenses
together with certain other expenses may be recovered from Chandler Insurance's director and officer liability insurance policy (the "D&O Insurer"). As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance of $2,820,000 and $885,000 is included in other assets in Chandler Barbados' and Chandler USA's respective balance sheets. Chandler Insurance and its subsidiaries contend they are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. The D&O Insurer contends that certain policy provisions exclude coverage for these claims. On August 22, 2001, Chandler Insurance and its subsidiaries, including Chandler USA, filed an action in the State District Court in Oklahoma City, Oklahoma ("Oklahoma State Court") alleging that the director and officer liability insurance policies should be rescinded and seeking repayment of more than $5 million in premiums they previously paid. Chandler Insurance and its subsidiaries are currently involved in litigation with the insurer for payment of the policy balance or rescission and repayment of premiums previously paid. The litigation is pending in the Oklahoma State Court and in Federal Court in Michigan. These separate cases are still in the early pleading stages and Chandler USA cannot predict the date of resolution or the outcome of these cases. Chandler Insurance and its subsidiaries may or may not recover the remaining policy limits or the previously paid premiums and could incur significant costs in resolving this matter.

     The ultimate outcome of litigation described above could have a material adverse effect on Chandler USA and Chandler Insurance and could negatively impact future earnings and cash flows.

OTHER LITIGATION

     Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

NOTE 10. COMMITMENTS AND CONTINGENCIES

REINSURANCE

     In the ordinary course of business, NAICO cedes insurance to other insurers and reinsurers under various reinsurance treaties that cover individual risks (facultative reinsurance) or entire classes of business (treaty reinsurance). Reinsurance provides greater diversification of business written and also reduces NAICO's exposure arising from high limits of liability or from hazards of an unusual nature. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. In formulating its reinsurance programs, NAICO considers numerous factors, including the financial stability of the reinsurer, ability to provide sufficient collateral (if required), reinsurance coverage offered and price.

     NAICO has structured separate reinsurance programs for construction surety bonds, property (including inland marine), workers compensation, casualty (including automobile liability, general liability, umbrella liability and related professional liability) and automobile physical damage. Chandler Barbados reinsures NAICO for a portion of the risk on the construction surety bonds, workers compensation and casualty reinsurance programs. A portion of the risk that Chandler Barbados assumes from NAICO is reinsured by Chandler Insurance.

     In addition, NAICO purchases catastrophe protection to limit its retention for single loss occurrences involving multiple policies and/or policyholders, such as floods, winds and severe storms. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels.
A majority of NAICO's reinsurance programs renew on January 1, April 1 or July 1 of each year. NAICO renewed all January 1, 2002 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on April 1 or July 1, 2002, as applicable.

     NAICO periodically reviews certain prospective single year reinsurance treaties, subject to commutation provisions therein, to determine if it is advantageous to assume the estimated loss exposure on expired insurance policies covered by such treaties in exchange for return premiums. Commutation of such reinsurance treaties will be determined in future periods based on timely review of all available data. NAICO reviews the historical results for reinsurance contracts with similar commutation provisions and accrues for such commutations where a commutation election is considered probable, which resulted in a decrease in net premiums earned of $877,000 and $1,094,000 in 1999 and 2000, respectively. NAICO did not accrue for any commutations during 2001.

     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.5 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 2001. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998 and 1999. During the fourth quarter of 1999, NAICO and Reliance rescinded two reinsurance treaties which had been in effect since January 1, 1999. NAICO received a return of ceded premiums and reassumed certain losses as a result of the rescission. The reinsurer also paid NAICO a fee of $10 million as additional compensation for rescinding the treaties. At December 31, 2001, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses relating to the 1998 treaties of approximately $2.2 million. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. At this time, NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO did not incur any charges for uncollectible reinsurance recoverables from unaffiliated reinsurers in 1999 or 2000. During 2001, NAICO incurred charges of $454,000 in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible, and has reduced the carrying value of such amounts by approximately $1.1 million as of December 31, 2001.

     The effect of reinsurance on premiums written and earned was as follows:

                                          1999                 2000                 2001
                                  -------------------- -------------------- --------------------
                                   WRITTEN     EARNED   WRITTEN     EARNED   WRITTEN     EARNED
                                  ---------  --------- ---------  --------- ---------  ---------
                                                          (In thousands)
Direct........................... $169,449   $152,314  $197,041   $190,627  $158,741   $171,378
Assumed..........................      120        133       155        140       223        223
Ceded............................  (65,297)   (65,349) (118,751)  (105,248)  (93,541)  (101,616)
                                  ---------  --------- ---------  --------- ---------  ---------
Net premiums..................... $104,272   $ 87,098  $ 78,445   $ 85,519  $ 65,423   $ 69,985
                                  =========  ========= =========  ========= =========  =========

     Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $70.4 million, $73.1 million and $99.9 million for 1999, 2000 and 2001, respectively.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     NAICO conducts its business through individual independent insurance agencies and underwriting managers. Certain of these underwriting managers have provided collateral to NAICO to secure a portion of the premiums receivable. Substantially all of the principal shareholders of the independent agencies and underwriting managers have provided personal guarantees for payment of premiums to NAICO. NAICO also requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums or other policy related obligations. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 2000 and 2001 were $33.5 million and $24.2 million, respectively. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 2001, NAICO maintained custody of such letters of credit securing these and other transactions totaling approximately $11.2 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 1999, 2000 or 2001.

     NAICO's bail bond underwriting manager was responsible for gross written premiums of $2.8 million, $2.5 million and $2.3 million during 1999, 2000 and 2001, respectively.

     Approximately $37.3 million, or 38% of NAICO's reinsurance recoverables and prepaid reinsurance premiums at December 31, 2001 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. Chandler USA believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2001.

                                                                           CEDED REINSURANCE
                                                                NET           PREMIUMS FOR     A.M. BEST
                                                            REINSURANCE      THE YEAR ENDED     COMPANY
NAME OF REINSURER                                         RECOVERABLE (1)  DECEMBER 31, 2001    RATING
--------------------------------------------------------- ---------------  ------------------  ---------
                                                                      (Dollars in thousands)
Swiss Reinsurance America Corporation ................... $       29,979   $          22,275      A++
GE Reinsurance Corporation ..............................         18,749              13,348      A++
Chandler Barbados .......................................         17,794              23,455      -(2)
Zurich American Insurance Company .......................          7,864                   -      A+
Red River Reinsurance, Ltd. .............................          5,642               5,933      -(3)
                                                          ---------------  ------------------
     Top five reinsurers ................................ $       80,028   $          65,011
                                                          ===============  ==================
     All reinsurers ..................................... $       98,985   $          93,541
                                                          ===============  ==================
Percentage of total represented by top five reinsurers...            81%                 70%

---------------------------------------------------------

(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2001.

(2)  Chandler Barbados owns 100% of the common stock of Chandler USA, which in turn owns
     100% of the common stock of NAICO.  Although Chandler Barbados is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon
     United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2001, Chandler Barbados had cash and investments with a fair value of $19.3 million deposited in a trust account for the benefit of NAICO.

(3)  Red River Reinsurance, Ltd. ("Red River") is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2001,
     Red River's reinsurance recoverables were collateralized by cash and investments with a fair value of $5.4 million deposited in a trust account for the benefit of NAICO and by premiums payable to Red River of approximately $1.1 million.


OTHER

     See Note 9 regarding contingencies relating to litigation matters.

     Chandler USA has an employment agreement with W. Brent LaGere, Chairman of the Board and Chief Executive Officer of Chandler USA and its subsidiaries. Under this agreement, Mr. LaGere's base compensation is established at not less than $250,000 per year. In the event that Mr. LaGere is terminated without cause, as defined in the agreement, he is entitled to receive his base compensation for the remainder of the term of the agreement, but in no event for more than 60 months. The agreement will terminate upon Mr. LaGere attaining age 70, unless earlier terminated by Chandler USA for cause. In addition to his base compensation, Mr. LaGere is eligible to receive certain benefits and bonuses from Chandler USA and its subsidiaries.

     Chandler USA has an employment agreement with Brenda B. Watson, an executive officer of NAICO and L&W. Under this agreement, Ms. Watson's base compensation is established at not less than $125,000 per year. The agreement terminates on December 31, 2003, unless earlier terminated by Chandler USA for cause, as defined in the agreement. In the event that Ms. Watson is terminated without cause, she is entitled to receive her base compensation through the termination date. In addition to her base compensation, Ms. Watson is eligible to receive certain benefits and to participate in an incentive bonus plan offered by Chandler USA and its subsidiaries.

     In addition, certain executives are eligible to receive bonuses based upon various factors.

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments was approximately $577,000 and $921,000 at December 31, 2000 and 2001, respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables in the amount that it expects to recover of approximately $65,000 and $798,000 at December 31, 2000 and 2001, respectively. NAICO may receive additional guaranty fund assessments in the future related to Reliance or other insolvent insurance companies. At this time, NAICO is unable to estimate the amount of such assessments.

     At December 31, 2001, Chandler USA's subsidiaries were committed under noncancellable operating leases for certain equipment and office space. Rental payments under these leases were $454,000, $566,000 and $1,109,000 in 1999, 2000 and 2001, respectively. Future minimum lease payments are as follows:

                                                  (In thousands)

                               2002.............. $       1,057
                               2003..............           826
                               2004..............           240
                               2005..............            93
                               2006..............            20
                                                  --------------
                                                  $       2,236
                                                  ==============

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.75% at December 31, 2001. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $3.0 million, or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding $3.0 million. If the proceeds were less than approximately $2.4 million, Chandler USA would be required to pay the difference between the proceeds and $2.4 million.

NOTE 11. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Chandler USA leases and has made certain improvements to a rural property in which certain directors and/or officers of Chandler USA own interests. Under the lease, no cash rental is paid, but a subsidiary of Chandler USA drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of Chandler USA's subsidiaries. Chandler USA incurred approximately $202,000, $265,000 and $263,000 in expenses associated with this property during 1999, 2000 and 2001, respectively, including $8,000, $9,000 and $25,000 paid to Davenport Farms for reimbursement of certain expenses, such as utility and similar expenses, for the years 1999, 2000 and 2001, respectively.

     During 2001, Chandler USA and Chandler Barbados entered into an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2001, Chandler Barbados owed approximately $7.9 million to Chandler USA, and Chandler USA earned $371,000 in interest income from Chandler Barbados during 2001.

NOTE 12. SEGMENT INFORMATION

     Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold.

     The property and casualty segment accounted for 91.3%, 90.5% and 91.7% of 1999, 2000 and 2001 consolidated revenues before intersegment eliminations, respectively. The insurance products are underwritten by NAICO and are marketed through independent insurance agencies, including L&W. NAICO underwrites various lines of property and casualty insurance, including surety bonds and workers compensation insurance. NAICO's main areas of concentration include the construction, manufacturing, oil and gas, wholesale, service and retail industries along with political subdivisions. The property and casualty segment operates primarily in Oklahoma and Texas, and other surrounding states. Oklahoma accounted for approximately 48%, 47% and 49% of gross written premiums in 1999, 2000 and 2001, respectively, while Texas accounted for approximately 37%, 42% and 41% of gross written premiums during the same years. Management evaluates the property and casualty segment's performance on the basis of growth in gross written premiums and income before income taxes.

     The agency segment accounted for 8.7%, 9.5% and 8.3% of 1999, 2000 and 2001 consolidated revenues before intersegment eliminations, respectively.
L&W is appointed by insurers to solicit applications for policies of insurance, primarily in Oklahoma. L&W represents personal and commercial lines insurance companies, and markets property and casualty, individual and group life, medical and disability income coverages. Major target classes of business are political subdivisions, healthcare facilities, transportation companies, manufacturers, contractors, oil & gas, retailers, wholesalers and service organizations. A large portion of certain classes of business produced by L&W is placed with NAICO. L&W also acts as a surplus lines broker specializing in risk management and brokering insurance for commercial enterprises. L&W places direct agency business as well as business from other agents with specialty insurance companies. Management evaluates the agency segment's performance on the basis of commission income generated and income before income taxes.

     Chandler USA accounts for intercompany sales and transactions as if they were to third parties and attempts to set fees consistent with those that would apply in arm's length transactions with a non-affiliate. There can be no assurance the rates charged reflect those that would have been agreed upon following an arm's length negotiation.

     The following table presents a summary of Chandler USA's operating segments for the years ended December 31:

                                                                      PROPERTY
                                                                         AND          ALL       INTERSEGMENT    REPORTED
                                                         AGENCY       CASUALTY       OTHER      ELIMINATIONS    BALANCES
                                                      ------------  ------------  ------------  ------------  ------------
                                                                                 (In thousands)
1999
Revenues from external customers .................... $     1,495   $    97,084   $         -   $         -   $    98,579
Intersegment revenues ...............................       8,171           178             -        (8,349)            -
Interest income, net ................................          32         3,927             -             -         3,959
Interest expense ....................................           1         1,495             -             -         1,496
Segment profit (loss) before income taxes (1) .......         119         1,015          (856)            -           278
Segment assets ......................................       4,604       261,364             -        (9,132)      256,836
Depreciation and amortization .......................          83         1,494           648             -         2,225

2000
Revenues from external customers .................... $     1,291   $    85,637   $         -   $         -   $    86,928
Intersegment revenues ...............................       8,142           184             -        (8,326)            -
Interest income, net ................................          54         4,281             -             -         4,335
Interest expense ....................................           1         2,254             -             -         2,255
Segment profit (loss) before income taxes (1) .......        (411)       (3,997)       (1,063)            -        (5,471)
Segment assets ......................................       5,394       278,021             -        (9,917)      273,498
Depreciation and amortization .......................          68         1,532           992             -         2,592

2001
Revenues from external customers .................... $     1,743   $    70,026   $         -   $         -   $    71,769
Intersegment revenues ...............................       5,132            60             -        (5,192)            -
Interest income, net ................................          68         4,003             -             -         4,071
Interest expense ....................................           -         2,240             -             -         2,240
Segment profit (loss) before income taxes (1) .......          (7)         (401)         (677)            -        (1,085)
Segment assets ......................................       5,936       239,268             -       (10,395)      234,809
Depreciation and amortization .......................          62         1,494           613             -         2,169

------------------------------------------------

(1)  Includes net realized investment gains.


     The following table shows the detail of intersegment eliminations for segment assets shown in the previous table:

                                                                            1999           2000           2001
                                                                       -------------- -------------- --------------
                                                                                      (In thousands)
Segment asset eliminations
   Investment in subsidiaries......................................... $       5,565  $       5,565  $       5,565
   Other consolidating adjustments....................................         3,567          4,352          4,830
                                                                       -------------- -------------- --------------
                                                                       $       9,132  $       9,917  $      10,395
                                                                       ============== ============== ==============


                                                                      PAGE F-24
     Net premiums earned and losses and loss adjustment expenses within the property and casualty segment can be identified to Chandler USA designated insurance programs. Chandler USA's chief operating decision makers review net premiums earned and losses and loss adjustment expenses in assessing the performance of an insurance program. In addition, Chandler USA's chief operating decision makers consider many other factors such as the lines of business offered within an insurance program and the states in which the insurance programs are offered. Certain discrete financial information is not readily available by insurance program, including assets, interest income, and investment gains or losses, allocated to each insurance program. Chandler USA does not consider its insurance programs to be reportable segments, however, the following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
INSURANCE PROGRAM                                                          1999           2000           2001
--------------------------------------------------------------------- -------------- -------------- --------------
                                                                                     (In thousands)
NET PREMIUMS EARNED
Standard property and casualty....................................... $      56,673  $      62,823  $      53,130
Political subdivisions...............................................        14,320         12,826         12,534
Surety bonds.........................................................         7,835          6,467          4,125
Group accident and health (1)........................................         8,195          3,190            319
Other................................................................            75            213           (123)
                                                                      -------------- -------------- --------------
                                                                      $      87,098  $      85,519  $      69,985
                                                                      ============== ============== ==============

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty....................................... $      46,099  $      48,140  $      37,707
Political subdivisions...............................................        14,734         10,339         11,420
Surety bonds.........................................................           310          2,270          2,339
Group accident and health (1)........................................         8,584          5,081            878
Other................................................................        (1,068)          (831)           206
                                                                      -------------- -------------- --------------
                                                                      $      68,659  $      64,999  $      52,550
-------------------------------------------                           ============== ============== ==============

(1)  The group accident and health program was discontinued during 2000.


NOTE 13.  GOING PRIVATE TRANSACTION - PARENT COMPANY

     A special meeting of shareholders of Chandler USA's indirect parent, Chandler Insurance, was held on March 5, 2001. Three proposals which constitute a going private transaction were approved at the meeting, and Chandler Insurance completed the going private transaction in March 2001.

     Chandler Insurance financed the going private transaction through (i) a $2.4 million sale of Chandler Insurance Class A Common Shares to Messrs. LaGere and Paden, (ii) a $10.7 million intercompany loan from Chandler Barbados, and (iii) proceeds of approximately $735,000 from the exercise of outstanding Chandler Insurance options. Chandler USA loaned approximately $10.7 million to Chandler Barbados. Chandler USA's intercompany loan to Chandler Barbados was financed by a $3.8 million sale and leaseback transaction for certain equipment owned by Chandler USA and a $7.0 million dividend declared and paid by NAICO.

NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the unaudited quarterly operating results during 2000 and 2001 follows:

                              Net         Interest     Realized     Income (loss)
                            premiums       income,     investment   before income      Net
                             earned          net       gains, net      taxes       income (loss)
                          ------------  ------------  ------------  -------------  -------------
                                                     (In thousands)
2000
-------------------------
First quarter ........... $    20,915   $     1,120   $         -   $     (1,982)  $     (1,393)
Second quarter ..........      21,390           972             -         (2,220)        (1,521)
Third quarter ...........      23,355         1,062           142           (141)          (216)
Fourth quarter ..........      19,859         1,181             2         (1,128)          (865)
                          ------------  ------------  ------------  -------------  -------------
  Total year ............ $    85,519   $     4,335   $       144   $     (5,471)  $     (3,995)
                          ============  ============  ============  =============  =============
2001
-------------------------
First quarter ........... $    18,876   $     1,162   $       616   $        (19)  $       (112)
Second quarter ..........      18,067           903           266           (415)          (352)
Third quarter ...........      17,406           870           712            414            175
Fourth quarter ..........      15,636         1,136         1,060         (1,065)          (814)
                          ------------  ------------  ------------  -------------  -------------
  Total year ............ $    69,985   $     4,071   $     2,654   $     (1,085)  $     (1,103)
                          ============  ============  ============  =============  =============


The fourth quarter of 2001 includes $371,000 in interest income from Chandler Barbados.


                            *   *   *   *   *   *   *

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of Chandler (U.S.A.), Inc.:

We have audited the accompanying consolidated balance sheet of Chandler (U.S.A.), Inc. and subsidiaries ("Chandler USA") as of December 31, 2000, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the two years in the period then ended. Our audits also included the financial statement schedules as of and for the years ended December 31, 2000 and 1999, listed in the Index at
Item 14. These financial statements and financial statement schedules are the responsibility of Chandler USA's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chandler (U.S.A.), Inc. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, Chandler USA is involved in various legal proceedings, the outcome of which is uncertain.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
February 16, 2001
(March 5, 2001 as to Note 13)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of Chandler (U.S.A.), Inc.:

We have audited the accompanying consolidated balance sheet of Chandler (U.S.A.), Inc. and subsidiaries ("Chandler USA") as of December 31, 2001, and the related consolidated statements of operations, comprehensive income, cash flows and shareholder's equity for the year then ended. Our audit also included the financial statement schedules as of and for the year ended
December 31, 2001, listed in the Index at Item 14.   These financial
statements and financial statement schedules are the responsibility of Chandler USA's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chandler USA at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, Chandler USA is involved in various legal proceedings, the outcome of which is uncertain.



/s/ Tullius Taylor Sartain & Sartain LLP
TULLIUS TAYLOR SARTAIN & SARTAIN LLP
Tulsa, Oklahoma
February 4, 2002

                                                                    SCHEDULE I


                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                         SUMMARY OF INVESTMENTS - OTHER
                      THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 2001

                                (In thousands)

                                                                                                         AMOUNT AT WHICH
                                                                                                          SHOWN IN THE
TYPE OF INVESTMENT                                                            COST          FAIR VALUE    BALANCE SHEET
---------------------------------------------------------------------- ------------------ -------------- ---------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies............................... $          43,443  $      43,314  $       43,314
Corporate obligations.................................................            10,351         10,526          10,526
Public utilities......................................................             8,930          9,083           9,083
Mortgage-backed securities............................................             4,819          4,732           4,732
                                                                       ------------------ -------------- ---------------
                                                                                  67,543         67,655          67,655
FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies...............................             1,135          1,239           1,135

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock.......................................................                 -            464             464
                                                                       ------------------ -------------- ---------------
   Total investments.................................................. $          68,678  $      69,358  $       69,254
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


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                      (In thousands except share amounts)

                                                                                                DECEMBER 31,
                                                                                      --------------------------------
                                                                                            2000             2001
                                                                                      ---------------- ----------------
ASSETS
Amounts due from subsidiaries ....................................................... $         2,339  $         2,075
Property and equipment, net .........................................................           2,180              876
Amounts due from related parties ....................................................               -            7,880
Other assets ........................................................................           5,521            4,288
Excess of cost over net assets acquired, net ........................................           2,963            2,350
Investment in subsidiaries, net......................................................          59,577           54,594
                                                                                      ---------------- ----------------
Total assets......................................................................... $        72,580  $        72,063
                                                                                      ================ ================

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
   Accrued taxes and other payables ................................................. $         3,012  $         4,321
   Amounts due to related parties ...................................................             717                -
   Debentures .......................................................................          24,000           24,000
                                                                                      ---------------- ----------------
Total liabilities....................................................................          27,729           28,321
                                                                                      ---------------- ----------------
Shareholder's equity
   Common stock, $1.00 par value, 50,000 shares authorized;
      2,484 shares issued and outstanding ...........................................               2                2
   Paid-in surplus...................................................................          60,584           60,584
   Accumulated deficit ..............................................................         (16,122)         (17,225)
   Accumulated other comprehensive income:
   Unrealized gain on investments held by subsidiary and available
      for sale, net deferred of income taxes ........................................             387              381
                                                                                      ---------------- ----------------
Total shareholder's equity...........................................................          44,851           43,742
                                                                                      ---------------- ----------------
Total liabilities and shareholder's equity........................................... $        72,580  $        72,063
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


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II


                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CHANDLER (U.S.A.), INC.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                           1999           2000           2001
                                                                      -------------- -------------- --------------
Revenues
   Interest income, net ............................................. $          20  $          19  $           8

Interest income, net from related parties ...........................             -              -            371
Commissions, fees and other income ..................................           696            798            618
                                                                      -------------- -------------- --------------
      Total revenues ................................................           716            817            997
                                                                      -------------- -------------- --------------
Operating costs and expenses
   General and administrative expenses ..............................         2,309          2,625          2,996
   Interest expense .................................................         1,439          2,214          2,213
   Litigation expenses, net .........................................           142             57             59
                                                                      -------------- -------------- --------------
      Total operating costs and expenses ............................         3,890          4,896          5,268
                                                                      -------------- -------------- --------------
Loss before income tax benefit ......................................        (3,174)        (4,079)        (4,271)
Federal income tax benefit ..........................................           771            979          1,143
                                                                      -------------- -------------- --------------
Net loss before equity in net income (loss) of subsidiaries .........        (2,403)        (3,100)        (3,128)
Equity in net income (loss) of subsidiaries .........................         2,316           (895)         2,025
                                                                      -------------- -------------- --------------
Net loss ............................................................ $         (87) $      (3,995) $      (1,103)
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


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CHANDLER (U.S.A.), INC.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                           1999           2000           2001
                                                                      -------------- -------------- --------------
OPERATING ACTIVITIES
   Net loss ......................................................... $         (87) $      (3,995) $      (1,103)
   Add (deduct):
     Adjustments to reconcile net loss to cash
        applied to operating activities:
     Net (income) loss of subsidiaries not distributed to parent.....        (2,316)           895         (2,025)
     Net (gains) losses on sale of property and equipment ...........           (16)             6              2
     Amortization and depreciation ..................................           915          1,306            834
     Net change in non-cash balances relating to
        operating activities:
        Amounts due from subsidiaries ...............................         1,044           (690)           264
        Other assets ................................................          (942)          (708)         1,121
        Accrued taxes and other payables ............................           298            520           (729)
                                                                      -------------- -------------- --------------
     Cash applied to operating activities ...........................        (1,104)        (2,666)        (1,636)
                                                                      -------------- -------------- --------------
INVESTING ACTIVITIES
   Cost of property and equipment purchased .........................          (168)           (61)          (682)
   Proceeds from sale of property and equipment .....................            92             43          3,915
                                                                      -------------- -------------- --------------
     Cash provided by (applied to) investing activities .............           (76)           (18)         3,233
                                                                      -------------- -------------- --------------
FINANCING ACTIVITIES
   Shareholder dividend from subsidiary .............................             -          2,500          7,000
   Proceeds from notes payable and debentures .......................        24,000              -              -
   Repayment of notes payable .......................................        (9,410)             -              -
   Debt issue costs .................................................        (1,689)             -              -
   Payments and loans from related parties ..........................         3,805          1,200          4,032
   Payments and loans to related parties ............................       (15,526)        (1,016)       (12,629)
                                                                      -------------- -------------- --------------
     Cash provided by (applied to) financing activities .............         1,180          2,684         (1,597)
                                                                      -------------- -------------- --------------
Increase (decrease) in cash and cash equivalents ....................             -              -              -
Cash and cash equivalents at beginning of year ......................             -              -              -
                                                                      -------------- -------------- --------------
Cash and cash equivalents at end of year ............................ $           -  $           -  $           -
                                                                      ============== ============== ==============


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE III

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                                 (In thousands)

                                     FUTURE
                                     POLICY                                                      AMORTI-
                                    BENEFITS,           OTHER                                   ZATION OF                NET
                          DEFERRED   LOSSES,            POLICY                        CLAIMS,    DEFERRED             PREMIUMS
                           POLICY    CLAIMS           CLAIMS AND             NET     LOSSES AND   POLICY      OTHER    WRITTEN
                        ACQUISITION AND LOSS UNEARNED  BENEFITS   PREMIUM  INTEREST  SETTLEMENT ACQUISITION OPERATING    AND
                           COSTS    EXPENSES PREMIUMS   PAYABLE   REVENUE   INCOME    EXPENSES     COSTS    EXPENSES   ASSUMED
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- --------
YEAR ENDED
DECEMBER 31, 1999
Property and casualty.. $    3,134  $ 98,460 $ 67,769 $   5,135  $ 87,098  $  3,927  $  68,659  $   13,096  $ 10,129  $104,272
Agency.................          -         -        -         -         -        32          -       8,064     1,514         -
Other..................          -         -        -         -         -         -          -           -       855         -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total.................. $    3,134  $ 98,460 $ 67,769 $   5,135  $ 87,098  $  3,959  $  68,659  $   21,160  $ 12,498  $104,272
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= ========
YEAR ENDED
DECEMBER 31, 2000
Property and casualty.. $      (12) $100,173 $ 74,198 $   5,062  $ 85,519  $  4,280  $  64,999  $    8,811  $ 12,107  $ 78,445
Agency.................          -         -        -         -         -        55          -       8,344     1,554         -
Other..................          -         -        -         -         -         -          -           -     1,063         -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total.................. $      (12) $100,173 $ 74,198 $   5,062  $ 85,519  $  4,335  $  64,999  $   17,155  $ 14,724  $ 78,445
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= ========
YEAR ENDED
DECEMBER 31, 2001
Property and casualty.. $     (456) $ 84,756 $ 61,562 $   4,600  $ 69,985  $  4,003  $  52,550  $    5,808  $ 13,593  $ 65,423
Agency.................          -         -        -         -         -        68          -       5,141     1,809         -
Other..................          -         -        -         -         -         -          -           -       678         -
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total.................. $     (456) $ 84,756 $ 61,562 $   4,600  $ 69,985  $  4,071  $  52,550  $   10,949  $ 16,080  $ 65,423
                        =========== ======== ======== ========== ========= ========= ========== =========== ========= ========


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE IV

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                                  REINSURANCE

                             (Dollars in thousands)


                                                                                  ASSUMED                    PERCENTAGE
                                                                    CEDED TO        FROM                     OF AMOUNT
                                                       GROSS         OTHER         OTHER          NET         ASSUMED
                                                       AMOUNT      COMPANIES     COMPANIES       AMOUNT        TO NET
                                                    ------------  ------------  ------------  ------------  ------------
Year ended December 31, 1999
   Property and casualty........................... $  169,449   $   (65,297)  $       120   $   104,272         0.12 %
                                                    ===========  ============  ============  ============   ===========
Year ended December 31, 2000
   Property and casualty........................... $  197,041   $  (118,751)  $       155   $    78,445         0.20 %
                                                    ===========  ============  ============  ============   ===========
Year ended December 31, 2001
   Property and casualty........................... $  158,741   $   (93,541)  $       223   $    65,423         0.34 %
                                                    ===========  ============  ============  ============   ===========


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE V

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS


                                   (In thousands)

                                                          BALANCE AT       PROVISION                           BALANCE
                                                          BEGINNING           FOR                               AT END
                                                          OF PERIOD      NON-COLLECTION      WRITE-OFFS        OF PERIOD
                                                      ----------------  ----------------  ----------------  ----------------
Allowance for non-collection of
   premiums receivable:

      1999........................................... $           200   $           210   $          (147)  $           263
                                                      ================  ================  ================  ================
      2000........................................... $           263   $           179   $          (134)  $           308
                                                      ================  ================  ================  ================
      2001........................................... $           308   $           305   $          (315)  $           298
                                                      ================  ================  ================  ================
Allowance for non-collection of reinsurance
   recoverables on paid and unpaid losses:


      1999........................................... $           605   $             -   $           (28)  $           577
                                                      ================  ================  ================  ================
      2000........................................... $           577   $             -   $            95   $           672
                                                      ================  ================  ================  ================
      2001........................................... $           672   $           454   $           (30)  $         1,096
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

                                                                    SCHEDULE VI

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                             SUPPLEMENTAL INFORMATION

                  (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                                 (In thousands)



                                                                DISCOUNT      PAID LOSSES AND
                                                                DEDUCTED      LOSS ADJUSTMENT
                                                              FROM RESERVES      EXPENSES
                                                             ---------------  ---------------
Year ended December 31, 1999
   Property-casualty........................................ $            -   $       57,106
                                                             ===============  ===============
Year ended December 31, 2000
   Property-casualty........................................ $            -   $       69,534
                                                             ===============  ===============
Year ended December 31, 2001
   Property-casualty........................................ $            -   $       66,395
                                                             ===============  ===============


SEE INDEPENDENT AUDITORS' REPORT.

                                                                  EXHIBIT 10.4

                          INTERCOMPANY CREDIT AGREEMENT


1. Chandler (U.S.A.), Inc. (CUSA) of 1010 Manvel Avenue, Chandler, Oklahoma and Chandler Insurance (Barbados), Ltd. (CIB) of Stevmar Corporate Services Ltd., Stevmar House, Rockley, Christ Church, Barbados, B. W. I. agree that CUSA shall extend a line of credit to CIB for a sum of up to $12,000,000 in the aggregate principal amount at any time outstanding.

2.  The parties agree to the following terms and conditions:

      (a) CUSA may make loans to CIB up to the maximum amount set forth above, provided that CUSA has funds available that can be used for this purpose. CUSA has no obligation to borrow funds from any other source in order to provide funds to CIB, and may decline to make additional loans at any time.

      (b) Amounts owed by CIB to CUSA under this Intercompany Credit Agreement are payable at any time upon demand by CUSA. Demand for repayment may be made for the entire amount outstanding or for a portion of the amount owed hereunder. Notice of the demand to repay amounts borrowed must be given by CUSA at least ten (10) business days in advance of the date payment is required.

      (c) CIB agrees to pay interest on the amount owed on the 10th day of each month during the term of this Agreement at a rate equal to the Prime Interest Rate published in the Wall Street Journal from time-to-time as determined on the first business day for the month immediately preceding the date on which each interest payment is due. CUSA, at its sole option, may elect to forego cash payment of interest by adding the interest to the currently outstanding principal balance. Interest on cash borrowings and repayments under this agreement shall be calculated from the date of the borrowing or repayment.

      (d) CIB may prepay in whole or in part any sums drawn under this Agreement at any time.

      (e) CIB may, from time-to-time, advance funds for or on behalf of CUSA. In such case, the amount of such advance shall be applied to the sums owing under this agreement. If the payment or advance creates a credit balance in favor of CIB, CUSA shall repay it upon the same terms and conditions as are provided herein for repayment of balances from CIB to CUSA.

3. The sums owing under this Agreement shall be evidenced by records of transactions pursuant to this Agreement kept and maintained by CUSA in the regular course of its business.

4. Notwithstanding any other provision of this Agreement, CUSA may, by written notice, terminate its obligation to make further loans and demand immediate payment of any loans outstanding at such time.

5.  Notice under this Agreement will be deemed given when mailed.

6. The law of the State of Oklahoma shall govern the terms and conditions of this Agreement.

    DATED AND EFFECTIVE AS OF THE 1st day of January, 2001.



                                        CHANDLER (U.S.A.), INC.

                                        By:  /s/ Mark T. Paden
                                             ------------------------------
                                              Title:  President
                                                      ----------------

                                        CHANDLER INSURANCE (BARBADOS), LTD.

                                        By:  /s/ Steven R. Butler
                                             ------------------------------
                                              Title:  President
                                                      ----------------

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