Form 10-Q
period 2002-03-30
CHANDLER USA INC
filed 2002-05-10
CIK 1083750

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

                   For the Quarterly Period Ended March 31, 2002

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

     The number of common shares, $1.00 par value, of the registrant outstanding on April 30, 2002 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler
Insurance Company, Ltd.

=============================================================================

                                                                     PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
-------

Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 ...  1

Consolidated Statements of Operations for the three months
     ended March 31, 2002 and 2001 .......................................  2

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2002 and 2001 ................................  3

Consolidated Statements of Cash Flows for the three months
     ended March 31, 2002 and 2001 .......................................  4

Notes to Interim Consolidated Financial Statements .......................  5

ITEM 2.
-------

Management's Discussion and Analysis of Financial Condition and
     Results of Operations ............................................... 10



PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings ............................................ 13

Item 2.     Changes in Securities ........................................ 13

Item 3.     Defaults Upon Senior Securities .............................. 13

Item 4.     Submission of Matters to a Vote of Security Holders .......... 13

Item 5.     Other Information ............................................ 13

Item 6.     Exhibits and Reports on Form 8-K ............................. 13

Signatures ............................................................... 14

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                 March 31,    December 31,
                                                                                   2002           2001
                                                                               -------------  ------------
                                                                                (Unaudited)
ASSETS

Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $5,498 and $5,419 in 2002
      and 2001, respectively) ................................................ $      5,554   $     5,501
    Unrestricted (amortized cost $61,033 and $62,124 in 2002
      and 2001, respectively) ................................................       60,326        62,154
  Fixed maturities held to maturity, at amortized cost
    Restricted (fair value $385 in 2002 and 2001) ............................          358           353
    Unrestricted (fair value $857 and $854 in 2002 and 2001, respectively) ...          797           782
  Equity securities available for sale, at fair value ........................          515           464
                                                                               -------------  ------------
    Total investments ........................................................       67,550        69,254
Cash and cash equivalents ....................................................        7,194         4,124
Premiums receivable, less allowance for non-collection
  of $319 and $298 at 2002 and 2001, respectively ............................       22,424        24,185
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $1,197 and $1,096 at 2002 and 2001, respectively .........        7,904        11,756
Reinsurance recoverable on paid losses from related parties ..................          722           292
Reinsurance recoverable on unpaid losses .....................................       44,084        42,545
Reinsurance recoverable on unpaid losses from related parties ................        8,179         9,399
Prepaid reinsurance premiums .................................................       22,882        26,890
Prepaid reinsurance premiums to related parties ..............................        8,754         8,103
Deferred policy acquisition costs ............................................          156             -
Property and equipment, net ..................................................       10,679        10,822
Amounts due from related parties .............................................        6,772         7,880
State insurance licenses, net ................................................        3,745         3,745
Goodwill .....................................................................        2,350         2,350
Other assets .................................................................       13,417        13,464
                                                                               -------------  ------------
Total assets ................................................................. $    226,812   $   234,809
                                                                               =============  ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ................................. $     82,413   $    84,756
  Unearned premiums ..........................................................       58,447        61,562
  Policyholder deposits ......................................................        4,378         4,600
  Accrued taxes and other payables ...........................................        5,941         7,480
  Premiums payable ...........................................................        8,478         8,669
  Debentures .................................................................       24,000        24,000
                                                                               -------------  ------------
    Total liabilities ........................................................      183,657       191,067
                                                                               -------------  ------------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ......................................            2             2
  Paid-in surplus ............................................................       60,584        60,584
  Accumulated deficit ........................................................      (17,341)      (17,225)
  Accumulated other comprehensive income (loss):
    Unrealized gain (loss) on investments available for sale,
      net of deferred income taxes ...........................................          (90)          381
                                                                               -------------  ------------
    Total shareholder's equity ...............................................       43,155        43,742
                                                                               -------------  ------------
Total liabilities and shareholder's equity ................................... $    226,812   $   234,809
                                                                               =============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                       2002           2001
                                                                   -------------   ------------

Premiums and other revenues
  Direct premiums written and assumed ............................ $     34,850    $    38,747
  Reinsurance premiums ceded .....................................      (12,066)       (17,109)
  Reinsurance premiums ceded to related parties ..................       (6,317)        (5,990)
                                                                   -------------   ------------

    Net premiums written and assumed .............................       16,467         15,648
  Decrease (increase) in unearned premiums .......................         (242)         3,228
                                                                   -------------   ------------
    Net premiums earned ..........................................       16,225         18,876

Interest income, net .............................................          632          1,162
Interest income, net from related parties ........................           82              -
Realized investment gains, net ...................................           16            616
Commissions, fees and other income ...............................          442            372
                                                                   -------------   ------------

    Total premiums and other revenues ............................       17,397         21,026
                                                                   -------------   ------------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts ceded to related parties of $3,223 and $4,005 in 2002 and
    2001, respectively ...........................................       10,804         14,291
  Policy acquisition costs, net of ceding commissions received from related parties of $2,171 and $2,040 in 2002
    and 2001, respectively .......................................        2,407          2,923
  General and administrative expenses ............................        3,651          3,278
  Interest expense ...............................................          559            562
  Litigation expenses, net .......................................           46             (9)
                                                                   -------------   ------------

    Total operating costs and expenses ...........................       17,467         21,045
                                                                   -------------   ------------

Loss before income taxes .........................................          (70)           (19)
Federal income tax provision .....................................          (46)           (93)
                                                                   -------------   ------------

Net loss ......................................................... $       (116)   $      (112)
                                                                   =============   ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)


                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                       2002            2001
                                                                   -------------   ------------

Net loss ......................................................... $       (116)   $      (112)
                                                                   -------------   ------------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ......         (698)         1,681
    Less:  Reclassification adjustment for gains included
      in net loss ................................................          (16)          (616)
                                                                   -------------   ------------
Other comprehensive income (loss), before income tax .............         (714)         1,065
Income tax benefit (provision) related to items of other
  comprehensive income (loss) ....................................          243           (362)
                                                                   -------------   ------------
Other comprehensive income (loss), net of income tax .............         (471)           703
                                                                   -------------   ------------
Comprehensive income (loss) ...................................... $       (587)   $       591
                                                                   =============   ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                           2002            2001
                                                                       ------------    ------------
OPERATING ACTIVITIES
Net loss ............................................................. $      (116)    $      (112)
  Add (deduct):
  Adjustments to reconcile net loss to cash provided by
    (applied to) operating activities:
    Realized investment gains, net ...................................         (16)           (616)
    Net (gains) losses on sale of equipment ..........................           1              (2)
    Amortization and depreciation ....................................         409             531
    Provision for non-collection of premiums .........................          50              38
    Provision for non-collection of reinsurance recoverables .........          91               -
    Net change in non-cash balances relating to operating activities:
      Premiums receivable ............................................       1,711           4,730
      Reinsurance recoverable on paid losses .........................       3,740          (1,593)
      Reinsurance recoverable on paid losses from related parties.....        (430)            140
      Reinsurance recoverable on unpaid losses .......................      (1,519)         (2,870)
      Reinsurance recoverable on unpaid losses from related parties...       1,220             676
      Prepaid reinsurance premiums ...................................       4,008           3,559
      Prepaid reinsurance premiums to related parties ................        (651)          1,003
      Deferred policy acquisition costs ..............................        (156)           (196)
      Other assets ...................................................         262             621
      Unpaid losses and loss adjustment expenses .....................      (2,343)         (1,261)
      Unearned premiums ..............................................      (3,115)         (7,790)
      Policyholder deposits ..........................................        (222)           (239)
      Accrued taxes and other payables ...............................      (1,539)         (1,896)
      Premiums payable ...............................................        (191)         (7,308)
                                                                       ------------    ------------
    Cash provided by (applied to) operating activities ...............       1,194         (12,585)
                                                                       ------------    ------------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ........................................................      (6,222)         (8,126)
    Sales ............................................................       6,601          12,720
    Maturities .......................................................         493           8,520
  Cost of property and equipment purchased ...........................        (135)           (384)
  Proceeds from sale of property and equipment .......................          31           3,802
                                                                       ------------    ------------
    Cash provided by investing activities ............................         768          16,532
                                                                       ------------    ------------
FINANCING ACTIVITIES
  Payments and loans from related parties ............................       1,354           1,290
  Payments and loans to related parties ..............................        (246)         (3,804)
                                                                       ------------    ------------
    Cash provided by (applied to) financing activities ...............       1,108          (2,514)
                                                                       ------------    ------------
Increase in cash and cash equivalents during the period ..............       3,070           1,433
Cash and cash equivalents at beginning of period .....................       4,124          11,978
                                                                       ------------    ------------
Cash and cash equivalents at end of period ........................... $     7,194     $    13,411
                                                                       ============    ============

See accompanying Notes to Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)




NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year.

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

     In 1997, NAICO learned that several CenTra affiliates had filed two lawsuits against NAICO, NAICO Indemnity (Cayman), Ltd. ("NAICO Indemnity"), a wholly owned subsidiary of Chandler Insurance, and certain NAICO officers asserting some of the same claims made and tried in the U.S. District
Court for the Western District of Oklahoma (the "Oklahoma Court") during 1997. Those claims were purportedly prosecuted by CenTra on its own behalf and on behalf of its subsidiaries and were based upon alleged wrongful cancellation of their insurance policies by NAICO and NAICO Indemnity. The Oklahoma Court entered a judgment against CenTra on these claims. NAICO and NAICO Indemnity contended that the Oklahoma Court's adjudication was conclusive as to all claims. The lawsuits were consolidated and assigned to the same judge who presided over the action in the Oklahoma Court. Judgment was entered in favor of all defendants dismissing the claims during February 2002.

     In the CenTra litigation, certain officers and directors of Chandler USA and Chandler Insurance were named as defendants. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the
standard of conduct provided in the Articles of Association.   These expenses
together with certain other expenses may be recovered from Chandler Insurance's director and officer liability insurance policy (the "D&O Insurer"). As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance of $2,820,000 and $885,000 is included in other assets in Chandler Barbados' and Chandler USA's balance sheets. Chandler Insurance and its subsidiaries contend they are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. The D&O Insurer contends that certain policy provisions exclude coverage for these claims. On August 22, 2001, Chandler Insurance and its subsidiaries, including Chandler USA, filed an action in the State District Court in Oklahoma City, Oklahoma ("Oklahoma State Court") alleging that the director and officer liability insurance policies should be rescinded and seeking repayment of more than $5 million in premiums they previously paid. Chandler Insurance and its subsidiaries are currently involved in litigation with the insurer for payment of the policy balance or rescission and repayment of premiums previously paid. The litigation is pending in the Oklahoma State Court and in State Court in Michigan. These separate cases are still in the early pleading stages and Chandler USA cannot predict the date of resolution or the outcome of these cases. Chandler Insurance and its subsidiaries may or may not recover the remaining policy limits or the previously paid premiums and could incur significant costs in resolving this matter.

OTHER LITIGATION

     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.5 million for reinsurance recoverables on paid losses and loss adjustment expenses as of March 31, 2002. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     The ultimate outcome of the litigation described above could have a material adverse effect on Chandler USA and could negatively impact future earnings and cash flows. Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

NOTE 3.  NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLES ASSETS. SFAS No. 142 supercedes Accounting Principles Board ("APB") Opinion No. 17, INTANGIBLE ASSETS, and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. Chandler USA adopted SFAS No. 142 effective January 1, 2002. Chandler USA is currently performing the required impairment tests of goodwill as of January 1, 2002, but has not yet determined the effect, if any, the tests will have on its consolidated financial condition or results of operations. Chandler USA has completed the required impairment tests of its state insurance licenses and concluded that there has not been an impairment loss since the fair value of the licenses exceeded the carrying value. The fair value was determined based on the present value of projected future net cash flows.

     A reconciliation of the reported net loss to the adjusted net income
(loss) had SFAS No. 142 been applied as of January 1, 2001 follows:


                                                       Three months ended March 31,
                                                       ----------------------------
                                                           2002            2001
                                                       ------------    ------------
                                                              (In thousands)
           Reported net loss ......................... $      (116)    $      (112)
           Add back amortization:
             Goodwill ................................           -             153
             State insurance licenses ................           -              38
                                                       ------------    ------------
           Adjusted net income (loss) ................ $      (116)    $        79
                                                       ============    ============

     In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. Chandler USA adopted SFAS No. 143 effective January 1, 2002. The adoption of SFAS No. 143 did not have a material impact on Chandler USA's consolidated financial condition, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supercedes SFAS
No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. Chandler USA adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on Chandler USA's consolidated financial condition, results of operations or cash flows.

NOTE 4.  SEGMENT INFORMATION

     The following table presents a summary of Chandler USA's operating segments for the three month periods ended March 31, 2002 and 2001:

                                                   Property
                                                     and        All    Intersegment  Reported
                                          Agency   casualty    Other   eliminations  balances
                                        --------- ---------- --------- ------------ ----------
                                                          (In thousands)
THREE MONTHS ENDED MARCH 31, 2002
Revenues from external customers (1)... $    411  $  16,256  $      -  $         -  $  16,667
Intersegment revenues .................      763         12         -         (775)         -
Segment profit (loss) before
  income taxes (2).....................       66        (90)      (46)           -        (70)
Segment assets ........................ $  5,480  $ 231,659  $      -  $   (10,327) $ 226,812

THREE MONTHS ENDED MARCH 31, 2001
Revenues from external customers (1)... $    359  $  18,889  $      -  $         -  $  19,248
Intersegment revenues .................    1,626         17         -       (1,643)         -
Segment profit (loss) before
  income taxes (2).....................     (236)       361      (144)           -        (19)
Segment assets ........................ $  5,597  $ 261,301  $      -  $    (9,981) $ 256,917

---------------------------------------
(1)  Consists of net premiums earned and commissions, fees and other income.

(2)  Includes net realized investment gains.


     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                              2002              2001
                                           ----------        ----------
                                                  (In thousands)
INSURANCE PROGRAM
------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ........... $  11,966         $  14,671
Political subdivisions ...................     3,345             2,891
Surety bonds .............................       822             1,036
Other ....................................        92               278
                                           ----------        ----------
                                           $  16,225         $  18,876
                                           ==========        ==========
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ........... $   7,149         $  11,322
Political subdivisions ...................     2,856             2,371
Surety bonds .............................       669               201
Other ....................................       130               397
                                           ----------        ----------
                                           $  10,804         $  14,291
                                           ==========        ==========

---------------------------------------


(1) This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools and assigned risks.


NOTE 5.  COMMITMENTS AND CONTINGENCIES

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998 and 1999. During the fourth quarter of 1999, NAICO and Reliance rescinded two reinsurance treaties which had been in effect since January 1, 1999. NAICO received a return of ceded premiums and reassumed certain losses as a result of the rescission. The reinsurer also paid NAICO a fee of $10 million as additional compensation for rescinding the treaties. At March 31, 2002, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses relating to the 1998 treaties of approximately
$2.4 million. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. At this time, NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO did not incur any charges for uncollectible reinsurance recoverables from reinsurers in the first quarter of 2001. NAICO incurred charges of $101,000 in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible in the first quarter of 2002 and has reduced the carrying value of such amounts by approximately $1.2 million as of March 31, 2002.

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments was approximately $462,000 and $921,000 at March 31, 2002 and December 31, 2001, respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables in the amount that it expects to recover of approximately $773,000 and $798,000 at March 31, 2002 and December 31, 2001, respectively. NAICO may receive additional guaranty fund assessments in the future related to Reliance or other insolvent insurance companies. At this time, NAICO is unable to estimate the amount of such assessments.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.75% at March 31, 2002. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $3.0 million, or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding $3.0 million. If the proceeds were less than approximately $2.4 million, Chandler USA would be required to pay the difference between the proceeds and $2.4 million.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-Q Report, as well as statements made by Chandler (U.S.A.), Inc. ("Chandler USA" or the "Company") in periodic press releases and oral statements made by Chandler USA's officials constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Chandler USA to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which Chandler USA and its subsidiaries operate; (iv) claims frequency; (v) claims severity; (vi) the number of new and renewal policy applications submitted to National American Insurance Company ("NAICO") by its agents; (vii) the ability of NAICO to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (viii) the ability of NAICO to maintain favorable insurance company ratings; and
(ix) other factors including ongoing litigation matters.

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three month periods ended March 31, 2002 and 2001:

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
THREE MONTHS ENDED MARCH 31,              2002           2001           2002          2001
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    27,896    $    35,314    $    11,966   $    14,671
Political subdivisions .............        8,617          8,633          3,345         2,891
Surety bonds .......................        1,354          2,283            822         1,036
Other ..............................           97            307             92           278
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    37,964    $    46,537    $    16,225   $    18,876
                                      ============   ============   ============  ============

     Gross premiums earned decreased $8.6 million or 18% in the first quarter of 2002 compared to the first quarter of 2001. The decrease is primarily the result of NAICO's efforts to focus on improving underwriting profitability in its core programs by re-underwriting and re-pricing the business and discontinuing certain classes of business. Net premiums earned decreased $2.7 million or 14% in the first quarter of 2002 compared to the first quarter of 2001. During 2001, NAICO had additional quota share reinsurance in effect that reduced NAICO's net retention for its casualty and workers compensation lines of business, and also reduced net premiums earned. This quota share reinsurance expired effective January 1, 2002 and NAICO elected not to renew it.

     Gross premiums earned in the standard property and casualty program decreased $7.4 million or 21% in the first quarter of 2002 compared to the first quarter of 2001 due to the factors described above. Gross premiums earned in Texas and Oklahoma decreased by $4.2 million and $2.7 million, respectively, in the first quarter of 2002 compared to the first quarter of 2001 due primarily to discontinuing certain accounts and classes of business where rates were not believed to be adequate. Net premiums earned decreased $2.7 million or 18% in the first quarter of 2002 versus the first quarter of 2001.

     Gross premiums earned in the political subdivisions program decreased $16,000 in the first quarter of 2002 compared to the first quarter of 2001. Gross premiums earned in the school districts portion of the program increased $762,000 due primarily to increased premium rates in Oklahoma. This was offset by a decrease in gross premiums earned for municipalities. Net premiums earned in the political subdivisions program increased $454,000 or 16% in the first quarter of 2002 versus the first quarter of 2001.

     Gross premiums earned in the surety bond program decreased $929,000 or 41% in the first quarter of 2002 compared to the first quarter of 2001. The decrease was primarily due to decreases in premium production in Texas and Oklahoma. A portion of the decrease resulted from the termination of a program that was 100% reinsured by an unaffiliated reinsurer. Net premiums earned in the surety bond program decreased $214,000 or 21% in the first quarter of 2002 versus the first quarter of 2001.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At March 31, 2002, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Government and high-quality corporate bonds, with approximately 10% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") on intercompany loans.

     Net interest income, excluding interest income from Chandler Barbados, decreased $530,000 or 46% in the first quarter of 2002 versus the first quarter of 2001 due primarily to lower interest rates in 2002 and a reduction in invested assets. Cash and invested assets were $74.7 million at March 31, 2002 compared to $94.7 million at March 31, 2001. This decrease resulted primarily from the reduction in premiums written during 2001. Net interest income from Chandler Barbados was $82,000 in the first quarter of 2002. Chandler USA did not have any interest income from Chandler Barbados in the first quarter of 2001. See LIQUIDITY AND CAPITAL RESOURCES.

     Net realized investment gains were $16,000 for the first quarter of 2002 compared to $616,000 during the first quarter of 2001. Sales of fixed maturity investments that were available for sale declined from $12.7 million in the first quarter of 2001 to $6.6 million in the 2002 quarter.

COMMISSIONS, FEES AND OTHER INCOME

     Commissions, fees and other income increased $70,000 or 19% in the first quarter of 2002 versus the first quarter of 2001. The majority of Chandler USA's commissions, fees and other income is from LaGere and Walkingstick Insurance Agency, Inc. ("L&W"). A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of Chandler USA's subsidiaries.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 66.6% for the first quarter of 2002 versus 75.7% in the first quarter of 2001. The decrease in the 2002 loss ratio resulted primarily from NAICO's efforts to re-underwrite and re-price its business during 2001. These results were partially offset by an increase in losses in the surety bond program. The first quarter of 2001 was also affected by adverse loss development in the group accident and health program that was discontinued during 2000. Weather-related losses from wind and hail totaled $496,000 in the first quarter of 2002 and increased the loss ratio by 3.1 percentage points. Weather-related losses totaled $201,000 in the first quarter of 2001, and increased the 2001 loss ratio by 1.1 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three month periods ended March 31, 2002 and 2001:

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                2002              2001
                                             ----------        ----------
                                                    (In thousands)
Commissions expense ........................ $   4,062         $   4,391
Other premium related assessments ..........       424                50
Premium taxes ..............................       774               961
Excise taxes ...............................        63                60
Dividends to policyholders .................        11                39
Other expense ..............................        50                30
                                             ----------        ----------
Total direct expenses ......................     5,384             5,531
Indirect underwriting expenses .............     2,730             4,134
Commissions received from reinsurers .......    (5,095)           (6,533)
Adjustment for deferred acquisition costs ..      (612)             (209)
                                             ----------        ----------
Net policy acquisition costs ............... $   2,407         $   2,923
                                             ==========        ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 23.3% for the first quarter of 2002 versus 24.9% for the first quarter of 2001. Commission expense as a percentage of gross written and assumed premiums was 11.7% for the first quarter of 2002 versus 11.3% for the 2001 quarter.

     Indirect underwriting expenses were 7.8% and 10.7% of total direct written and assumed premiums in the three month periods ended March 31, 2002
and 2001, respectively.   Indirect expenses include general overhead and
administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on the Company's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 9.5% and 7.0% of gross premiums earned and commissions, fees and other income in the first quarter of 2002 and 2001, respectively. General and administrative expenses included $220,000 in the first quarter of 2002 for a settlement of certain litigation with a former agent. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on the Company's overall premium volume.

INTEREST EXPENSE

     Interest expense was $559,000 in the first quarter of 2002 compared to $562,000 in the year-ago quarter. Substantially all of Chandler USA's interest expense is related to the $24 million of outstanding debentures.

LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving CenTra, Inc. and certain of its affiliates ("CenTra") and related litigation with the Company's director and officer liability insurer. Litigation expenses were $46,000 in the first quarter of 2002 compared to a credit of $9,000 in the first quarter of 2001. Increased or renewed activity could result in greater litigation expenses in the future. See Note 2 to Interim Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 2002, Chandler USA provided $1.2 million in cash from operations. In the first quarter of 2001, Chandler USA used $12.6 million in cash from operations due primarily to decreases in unearned premiums and premiums payable, less decreases in premiums receivable and prepaid reinsurance premiums.

     During 2001, Chandler USA and Chandler Barbados entered an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At March 31, 2002, Chandler Barbados owed approximately $6.8 million to Chandler USA versus $7.9 million at December 31, 2001.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.75% at March 31, 2002. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $3.0 million, or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding $3.0 million. If the proceeds were less than approximately $2.4 million, Chandler USA would be required to pay the difference between the proceeds and $2.4 million.


PART II.                      OTHER INFORMATION
                              -----------------

Item 1.  Legal Proceedings
         -----------------
         In response to this item, the Company incorporates by reference to
         Note 2. Litigation to its Interim Consolidated Financial Statements contained elsewhere in this report.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         None.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 7, 2000                  CHANDLER (U.S.A.), INC.


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
