Form 10-Q
period 2002-06-30
CHANDLER USA INC
filed 2002-08-09
CIK 1083750

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

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     The number of common shares, $1.00 par value, of the registrant outstanding on July 31, 2002 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.

===============================================================================

                                                                       PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------
Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001..... 1

Consolidated Statements of Operations for the three months
  ended June 30, 2002 and 2001 ........................................... 2

Consolidated Statements of Operations for the six months
  ended June 30, 2002 and 2001 ........................................... 3

Consolidated Statements of Comprehensive Income for the three months ended June 30, 2002 and 2001 .................................... 4

Consolidated Statements of Comprehensive Income for the six
  months ended June 30, 2002 and 2001 .................................... 5

Consolidated Statements of Cash Flows for the six months
  ended June 30, 2002 and 2001 ........................................... 6

Notes to Interim Consolidated Financial Statements ....................... 7

ITEM 2.
-------

Management's Discussion and Analysis of Financial Condition and
  Results of Operations ..................................................12


PART II - OTHER INFORMATION
---------------------------

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

Item 3.  Defaults Upon Senior Securities .................................16

Item 4.  Submission of Matters to a Vote of Security Holders .............16

Item 5.  Other Information ...............................................16

Item 6.  Exhibits and Reports on Form 8-K ................................16

Signatures ...............................................................17

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                       June 30,   December 31,
                                                                         2002         2001
                                                                     ------------ ------------
ASSETS                                                               (Unaudited)


ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $6,975 and $5,419 in 2002
      and 2001, respectively) .......................................$     7,084  $     5,501
    Unrestricted (amortized cost $51,610 and $62,124 in 2002
      and 2001, respectively) .......................................     52,025       62,154
  Fixed maturities held to maturity, at amortized cost
    Restricted (fair value $390 and $385 in 2002
      and 2001, respectively) .......................................        364          353
    Unrestricted (fair value $876 and $854 in 2002
      and 2001, respectively) .......................................        813          782
  Equity securities available for sale, at fair value ...............        514          464
                                                                     ------------ ------------
    Total investments ...............................................     60,800       69,254
Cash and cash equivalents ...........................................      8,114        4,124
Premiums receivable, less allowance for non-collection
  of $339 and $298 at 2002 and 2001, respectively ...................     23,252       24,185
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $1,247 and $1,096 at 2002
    and 2001, respectively ..........................................     11,988       11,756
Reinsurance recoverable on paid losses from related parties .........        630          292
Reinsurance recoverable on unpaid losses ............................     44,876       42,545
Reinsurance recoverable on unpaid losses from related parties .......      7,567        9,399
Prepaid reinsurance premiums ........................................     19,251       26,890
Prepaid reinsurance premiums to related parties .....................     10,103        8,103
Deferred policy acquisition costs ...................................        802            -
Property and equipment, net .........................................     10,450       10,822
Amounts due from related parties ....................................      8,534        7,880
State insurance licenses, net .......................................      3,745        3,745
Goodwill ............................................................      2,350        2,350
Other assets ........................................................     12,161       13,464
                                                                     ------------ ------------
Total assets ........................................................$   224,623  $   234,809
                                                                     ============ ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ........................$    81,155  $    84,756
  Unearned premiums .................................................     57,172       61,562
  Policyholder deposits .............................................      4,408        4,600
  Accrued taxes and other payables ..................................      7,816        7,480
  Premiums payable ..................................................      5,183        8,669
  Debentures ........................................................     24,000       24,000
                                                                     ------------ ------------
    Total liabilities ...............................................    179,734      191,067
                                                                     ------------ ------------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued .............................................          2            2
  Paid-in surplus ...................................................     60,584       60,584
  Accumulated deficit ...............................................    (16,382)     (17,225)
  Accumulated other comprehensive income:
    Unrealized gain on investments available for sale,
      net of deferred income taxes ..................................        685          381
                                                                     ------------ ------------
    Total shareholder's equity ......................................     44,889       43,742
                                                                     ------------ ------------
  Total liabilities and shareholder's equity ........................$   224,623  $   234,809
                                                                     ============ ============


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                       PAGE 2
                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Amounts in thousands)


                                                         Three months ended June 30,
                                                         ---------------------------
                                                            2002             2001
                                                         ----------       ----------
Premiums and other revenues
  Direct premiums written and assumed ...................$  36,339        $  38,770
  Reinsurance premiums ceded ............................  (10,938)         (15,762)
  Reinsurance premiums ceded to related parties .........   (7,267)          (6,517)
                                                         ----------       ----------
    Net premiums written and assumed ....................   18,134           16,491
  Decrease (increase) in unearned premiums ..............   (1,008)           1,576
                                                         ----------       ----------
    Net premiums earned .................................   17,126           18,067

Interest income, net ....................................      738              903
Interest income from related parties ....................       79                -
Realized investment gains, net ..........................      388              266
Commissions, fees and other income ......................      512              416
                                                         ----------       ----------
  Total premiums and other revenues .....................   18,843           19,652
                                                         ----------       ----------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $4,326 and $3,627 in
    2002 and 2001, respectively .........................   11,503           13,807
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,463 and $2,298 in
    2002 and 2001, respectively .........................    2,179            2,364
  General and administrative expenses ...................    3,076            3,305
  Interest expense ......................................      559              563
  Litigation expenses, net ..............................       21               28
                                                         ----------       ----------
    Total operating costs and expenses ..................   17,338           20,067
                                                         ----------       ----------
Income (loss) before income taxes .......................    1,505             (415)
Federal income tax benefit (provision) ..................     (546)              63
                                                         ----------       ----------
Net income (loss) .......................................$     959        $    (352)
                                                         ==========       ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                          Six months ended June 30,
                                                         ---------------------------
                                                            2002             2001
                                                         ----------       ----------
Premiums and other revenues
  Direct premiums written and assumed ...................$  71,189        $  77,517
  Reinsurance premiums ceded ............................  (23,004)         (32,871)
  Reinsurance premiums ceded to related parties .........  (13,584)         (12,507)
                                                         ----------       ----------

    Net premiums written and assumed ....................   34,601           32,139
  Decrease (increase) in unearned premiums ..............   (1,250)           4,804
                                                         ----------       ----------
    Net premiums earned .................................   33,351           36,943

Interest income, net ....................................    1,370            2,065
Interest income from related parties ....................      161                -
Realized investment gains, net ..........................      404              882
Commissions, fees and other income ......................      954              788
                                                         ----------       ----------

    Total premiums and other revenues ...................   36,240           40,678
                                                         ----------       ----------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $7,549 and $7,632 in
    2002 and 2001, respectively .........................   22,307           28,098
  Policy acquisition costs, net of ceding commissions
    received from related parties of $4,634 and $4,338 in
    2002 and 2001, respectively .........................    4,586            5,287
  General and administrative expenses ...................    6,727            6,583
  Interest expense ......................................    1,118            1,125
  Litigation expenses, net ..............................       67               19
                                                         ----------       ----------

    Total operating costs and expenses ..................   34,805           41,112
                                                         ----------       ----------
Income (loss) before income taxes .......................    1,435             (434)
Federal income tax provision ............................     (592)             (30)
                                                         ----------       ----------
Net income (loss) .......................................$     843        $    (464)
                                                         ==========       ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)


                                                              Three months ended June 30,
                                                              ---------------------------
                                                                 2002             2001
                                                              ----------       ----------
Net income (loss) ............................................$     959        $    (352)
                                                              ----------       ----------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ..    1,563             (555)
    Less:  Reclassification adjustment for gains included
      in net income (loss) ...................................     (388)            (266)
                                                              ----------       ----------
Other comprehensive income (loss), before income tax .........    1,175             (821)

Income tax benefit (provision) related to items of other
  comprehensive income (loss) ................................     (400)             279
                                                              ----------       ----------
Other comprehensive income (loss), net of income tax .........      775             (542)
                                                              ----------       ----------
Comprehensive income (loss) ..................................$   1,734        $    (894)
                                                              ==========       ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)


                                                                Six months ended June 30,
                                                               ---------------------------
                                                                  2002             2001
                                                               ----------       ----------
Net income (loss) .............................................$     843        $    (464)
                                                               ----------       ----------
Other comprehensive income, before income tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period ............      865            1,126
    Less:  Reclassification adjustment for gains included
      in net income (loss) ....................................     (404)            (882)
                                                               ----------       ----------
Other comprehensive income, before income tax .................      461              244
Income tax provision related to items of other
  comprehensive income ........................................     (157)             (83)
                                                               ----------       ----------
Other comprehensive income, net of income tax .................      304              161
                                                               ----------       ----------
Comprehensive income (loss) ...................................$   1,147        $    (303)
                                                               ==========       ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                     Six months ended June 30,
                                                                     -------------------------
                                                                        2002           2001
                                                                     ----------     ----------
OPERATING ACTIVITIES
Net income (loss) ...................................................$     843      $    (464)
  Add (deduct):
  Adjustments to reconcile net income (loss) to cash
    applied to operating activities:
    Realized investment gains, net ..................................     (404)          (882)
    Net losses on sale of property and equipment ....................        -             20
    Amortization and depreciation expense ...........................      816          1,046
    Provision for non-collection of premiums ........................      143             98
    Provision for non-collection of reinsurance recoverables ........      173              -
    Net change in non-cash balances relating to operating activities:
      Premiums receivable ...........................................      790          7,478
      Reinsurance recoverable on paid losses ........................     (424)        (3,765)
      Reinsurance recoverable on paid losses from related parties ...     (338)           (61)
      Reinsurance recoverable on unpaid losses ......................   (2,312)        (4,022)
      Reinsurance recoverable on unpaid losses from related parties..    1,832          2,129
      Prepaid reinsurance premiums ..................................    7,639          7,010
      Prepaid reinsurance premiums to related parties ...............   (2,000)         1,404
      Deferred policy acquisition costs .............................     (802)          (617)
      Other assets ..................................................    1,090          1,687
      Unpaid losses and loss adjustment expenses ....................   (3,601)        (4,554)
      Unearned premiums .............................................   (4,390)       (13,220)
      Policyholder deposits .........................................     (192)            33
      Accrued taxes and other payables ..............................      336         (1,240)
      Premiums payable ..............................................   (3,486)        (7,795)
                                                                     ----------     ----------
    Cash applied to operating activities ............................   (4,287)       (15,715)
                                                                     ----------     ----------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases .......................................................  (12,069)       (12,297)
    Sales ...........................................................   19,481         20,381
    Maturities ......................................................    1,641          9,052
  Cost of property and equipment purchased ..........................     (158)        (1,090)
  Proceeds from sale of property and equipment ......................       36          3,886
                                                                     ----------     ----------
    Cash provided by investing activities ...........................    8,931         19,932
                                                                     ----------     ----------
FINANCING ACTIVITIES
  Proceeds from borrowing from affiliate ............................    1,804          2,134
  Payments on borrowing from affiliate ..............................   (2,458)       (11,149)
                                                                     ----------     ----------
    Cash applied to financing activities ............................     (654)        (9,015)
                                                                     ----------     ----------
Increase (decrease) in cash and cash equivalents during the period ..    3,990         (4,798)
Cash and cash equivalents at beginning of period ....................    4,124         11,978
                                                                     ----------     ----------
Cash and cash equivalents at end of period ..........................$   8,114      $   7,180
                                                                     ==========     ==========


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year.

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

NOTE 2.  LITIGATION

CENTRA LITIGATION

     Chandler Insurance and certain of its subsidiaries and affiliates, including Chandler USA, have been involved in various matters of litigation with CenTra, Inc. ("CenTra") and certain of its affiliates, officers and directors since 1992. Certain officers and directors of Chandler USA and Chandler Insurance were named as defendants in this litigation. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. These expenses together with certain other expenses may be recovered from Chandler Insurance's director and officer liability insurance policy (the "D&O Insurer"). As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance of $2,820,000 and $885,000 is included in other assets in Chandler Barbados' and Chandler USA's balance sheets. Chandler Insurance and its subsidiaries contend they are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. The D&O Insurer contends that certain policy provisions exclude coverage for these claims. On August 22, 2001, Chandler Insurance and its subsidiaries, including Chandler USA, filed an action in the State District Court in Oklahoma City, Oklahoma ("Oklahoma State Court") alleging that the director and officer liability insurance policies should be rescinded and seeking repayment of more than $5 million in premiums they previously paid. Chandler Insurance and its subsidiaries are currently involved in litigation with the insurer for payment of the policy balance or rescission and repayment of premiums previously paid. The litigation is pending in the Oklahoma State Court. The case is still in the early pleading stages and Chandler USA cannot predict the date of resolution or the outcome of this case. Chandler Insurance and its subsidiaries may or may not recover the remaining policy limits or the previously paid premiums and could incur significant costs in resolving this matter.

OTHER LITIGATION

     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.5 million for reinsurance recoverables on paid losses and loss adjustment expenses as of June 30, 2002. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     The ultimate outcome of the litigation described above could have a material adverse effect on Chandler USA and could negatively impact future earnings and cash flows. Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities.

NOTE 3.  NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 supercedes Accounting Principles Board ("APB") Opinion No. 17, INTANGIBLE ASSETS, and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS
No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. Chandler USA adopted SFAS No. 142 effective January 1, 2002. Chandler USA has completed the required impairment tests of its state insurance licenses and goodwill and concluded that there has not been an impairment loss since the fair values of the licenses and goodwill exceeded their respective carrying values. The fair values were determined based on the present value of projected future net cash flows. All of Chandler USA's goodwill pertains to the agency operating segment.

     A reconciliation of the reported net income (loss) to the adjusted net income (loss) had SFAS No. 142 been applied as of January 1, 2001 follows:


                                        Three months ended June      Six months ended June 30,
                                      ---------------------------   --------------------------
                                          2002           2001           2002          2001
                                      ------------   ------------   ------------  ------------
                                            (In thousands)                (In thousands)
Reported net income (loss) ...........$       959    $      (352)   $       843   $      (464)
Add back amortization:
  Goodwill ...........................          -            154              -           307
  State insurance licenses ...........          -             37              -            75
                                      ------------   ------------   ------------  ------------
Adjusted net income (loss) ...........$       959    $      (161)   $       843   $       (82)
                                      ============   ============   ============  ============


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

     In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback
transactions.   SFAS No. 145 also makes technical corrections to other
existing pronouncements. The provisions of SFAS No. 145 are generally applicable for fiscal years beginning or transactions occurring after May
15, 2002. Chandler USA plans to adopt the provisions of SFAS No. 145 based on the required effective dates and the impact is not believed to be material.

NOTE 4.  SEGMENT INFORMATION

     The following table presents a summary of Chandler USA's operating segments for the three and six month periods ended June 30, 2002 and 2001:


                                                  Property
                                                    and        All    Intersegment  Reported
                                         Agency   casualty    other   eliminations  balances
                                       --------- ---------- --------- ------------ ----------
                                                         (In thousands)
THREE MONTHS ENDED JUNE 30, 2002
Revenues from external customers (1)...$    441  $  17,197  $      -  $         -  $  17,638
Intersegment revenues..................     538         19         -         (557)         -
Segment profit (loss) before
  income taxes (2).....................     302      1,224       (21)           -      1,505

THREE MONTHS ENDED JUNE 30, 2001
Revenues from external customers (1)...$    426  $  18,057  $      -  $         -  $  18,483
Intersegment revenues..................   1,374         16         -       (1,390)         -
Segment profit (loss) before
  income taxes (2).....................      92       (325)     (182)           -       (415)

SIX MONTHS ENDED JUNE 30, 2002
Revenues from external customers (1)...$    852  $  33,453  $      -  $         -  $  34,305
Intersegment revenues..................   1,302         30         -       (1,332)         -
Segment profit (loss) before
  income taxes (2).....................     368      1,134       (67)           -      1,435
Segment assets.........................   5,083    228,932         -       (9,392)   224,623

SIX MONTHS ENDED JUNE 30, 2001
Revenues from external customers (1)...$    785  $  36,946  $      -  $         -  $  37,731
Intersegment revenues..................   3,001         33         -       (3,034)         -
Segment profit (loss) before
  income taxes (2).....................    (144)        36      (326)           -       (434)
Segment assets.........................   4,853    252,253         -       (9,365)   247,741


---------------------------------------
(1)  Consists of net premiums earned and commissions, fees and other income.

(2)  Includes net realized investment gains.


     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.


                                       THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                       --------------------------- --------------------------
                                           2002           2001         2002          2001
                                       ------------   ------------ ------------  ------------
                                                            (In thousands)
INSURANCE PROGRAM
---------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ........$    12,734    $    13,683  $    24,700   $    28,354
Political subdivisions ................      3,450          3,027        6,795         5,918
Surety bonds ..........................        868          1,402        1,690         2,438
Other (1) .............................         74            (45)         166           233
                                       ------------   ------------ ------------  ------------
                                       $    17,126    $    18,067  $    33,351   $    36,943
                                       ============   ============ ============  ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ........$     8,992    $     9,566  $    16,142   $    20,888
Political subdivisions ................      2,165          3,319        5,021         5,690
Surety bonds ..........................        270            571          939           772
Other (1) .............................         76            351          205           748
                                       ------------   ------------ ------------  ------------
                                       $    11,503    $    13,807  $    22,307   $    28,098
                                       ============   ============ ============  ============

---------------------------------------

(1)  This program is comprised primarily of the run-off of other discontinued programs and
     NAICO's participation in various mandatory workers compensation pools and assigned risks.


NOTE 5.  COMMITMENTS AND CONTINGENCIES

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998 and 1999. During the fourth quarter of 1999, NAICO and Reliance rescinded two reinsurance treaties which had been in effect since January 1, 1999. NAICO received a return of ceded premiums and reassumed certain losses as a result of the rescission. The reinsurer also paid NAICO a fee of $10 million as additional compensation for rescinding the treaties. At June 30, 2002, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses relating to the 1998 treaties of approximately $2.5 million. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. At this time, NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO did not incur any charges for uncollectible reinsurance recoverables from reinsurers in the first six months of 2001. NAICO incurred charges of $82,000 and $173,000 in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible in the second quarter and first six months of 2002 and has reduced the carrying value of such amounts by approximately $1.2 million as of June 30, 2002.

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments was approximately $514,000 and $921,000 at June 30, 2002 and December 31, 2001, respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables in the amount that it expects to recover of approximately $1,026,000 and $798,000 at June 30, 2002 and December 31, 2001, respectively. NAICO may receive additional guaranty fund assessments in the future related to Reliance or other insolvent insurance companies. At this time, NAICO is unable to estimate the amount of such assessments.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.75% at June 30, 2002. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $3.0 million, or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding $3.0 million. If the proceeds were less than approximately $2.4 million, Chandler USA would be required to pay the difference between the proceeds and $2.4 million.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and six month periods ended June 30, 2002 and 2001:


                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
THREE MONTHS ENDED JUNE 30,               2002           2001           2002          2001
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    27,426    $    33,233    $    12,734   $    13,683
Political subdivisions .............        8,815          8,488          3,450         3,027
Surety bonds .......................        1,300          2,525            868         1,402
Other ..............................           74            (46)            74           (45)
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    37,615    $    44,200    $    17,126   $    18,067
                                      ============   ============   ============  ============

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
SIX MONTHS ENDED JUNE 30,                 2002           2001           2002          2001
------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    55,322    $    68,547    $    24,700   $    28,354
Political subdivisions .............       17,432         17,121          6,795         5,918
Surety bonds .......................        2,654          4,808          1,690         2,438
Other ..............................          171            261            166           233
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    75,579    $    90,737    $    33,351   $    36,943
                                      ============   ============   ============  ============

     Gross premiums earned decreased $6.6 million or 15% and $15.2 million or 17% in the second quarter and first six months of 2002, respectively, compared to the 2001 periods. The decreases are primarily the result of NAICO's efforts to focus on improving underwriting profitability in its core programs by re-underwriting and re-pricing the business and discontinuing certain classes of business. Net premiums earned decreased $941,000 or 5% and $3.6 million or 10% for the second quarter and first six months of 2002, respectively. During 2001, NAICO had additional quota share reinsurance in effect that reduced its net retention for its casualty and workers compensation lines of business, and also reduced net premiums earned. This quota share reinsurance expired effective January 1, 2002 and NAICO elected not to renew it.

     Gross premiums earned in the standard property and casualty program decreased $5.8 million or 17% and $13.2 million or 19% in the second quarter and first six months of 2002, respectively, compared to the 2001 periods. The decreases were primarily due to discontinuing certain accounts and classes of business where rates were not believed to be adequate. Gross premiums earned in Texas decreased $3.7 million and $7.9 million in the second quarter and first six months of 2002, respectively, and gross premiums earned in Oklahoma decreased $1.9 million and $4.6 million in the same periods. Net premiums earned in this program decreased $949,000 or 7% and $3.7 million or 13% in the second quarter and first six months of 2002, respectively.

     Gross premiums earned in the political subdivisions program increased $327,000 or 4% and $311,000 or 2% in the second quarter and first six months of 2002, respectively, compared to the 2001 periods. Gross premiums earned in the school districts portion of the program increased $1.2 million and $1.9 million in the second quarter and first six months of 2002, respectively, due primarily to increased premium rates in Oklahoma. This was largely offset by a decrease in gross premiums earned for municipalities. Net premiums earned in this program increased $423,000 or 14% and $877,000 or 15% in the second quarter and first six months of 2002, respectively.

     Gross premiums earned in the surety bond program decreased $1.2 million or 49% and $2.2 million or 45% in the second quarter and first six months of 2002, respectively, compared to the 2001 periods. The decreases are primarily due to stricter underwriting policies and a reduction in the number of appointed agents that produce this business as NAICO focuses on improving underwriting profitability in this program. Net premiums earned in this program decreased $534,000 or 38% and $748,000 or 31% in the second quarter and first six months of 2002, respectively.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At June 30, 2002, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Government and high-quality corporate bonds, with approximately 12% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") on intercompany loans.

     Net interest income, excluding interest income from Chandler Barbados, decreased $165,000 or 18% in the second quarter of 2002 compared to the second quarter of 2001, and decreased $695,000 or 34% for the six months ended June 30, 2002. The decreases were due primarily to lower interest rates in 2002 and a reduction in invested assets. Cash and invested assets were $68.9 million at June 30, 2002 compared to $83.9 million at June 30, 2001. This decrease resulted primarily from the reduction in premiums written during 2001 and 2002 and to the payment of claims for prior years. Net interest income from Chandler Barbados was $79,000 and $161,000 in the second quarter and first six months of 2002, respectively. Chandler USA did not have any interest income from Chandler Barbados in the 2001 periods.

     Net realized investment gains were $388,000 and $404,000 during the second quarter and first six months of 2002, respectively, compared to $266,000 and $882,000 during the second quarter and first six months of 2001.

COMMISSIONS, FEES AND OTHER INCOME

     Commissions, fees and other income increased $96,000 or 23% in the second quarter of 2002 compared to the second quarter of 2001, and increased $166,000 or 21% for the six months ended June 30, 2002 compared to the 2001 period.
The majority of Chandler USA's income from commissions, fees and other income is from LaGere & Walkingstick Insurance Agency, Inc. ("L&W"). A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of Chandler USA's subsidiaries.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 67.2% and 66.9% for the second quarter and first six months of 2002, compared to 76.4% and 76.1% in the corresponding 2001 periods. The decrease in the 2002 loss ratios resulted primarily from NAICO's efforts to re-underwrite and re-price its business during 2001 and 2002. These results were partially offset by adverse development of prior accident year losses primarily in the standard property and casualty program and are generally the result of ongoing analysis of recent loss development trends. Weather-related losses from wind and hail totaled $516,000 and $1,012,000 in the second quarter and first six months of 2002 and increased the respective loss ratios by 3.0 percentage points. Weather-related losses totaled $793,000 and $994,000 in the second quarter and first six months of 2001, and increased the respective 2001 loss ratios by 4.4 and 2.7 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three and six month periods ended June 30, 2002 and 2001:


                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                            ----------------------  ----------------------
                                               2002        2001        2002        2001
                                            ----------  ----------  ----------  ----------
                                                            (In thousands)
Commissions expense ........................$   5,112   $   4,446   $   9,174   $   8,837
Other premium related assessments ..........      342         280         766         330
Premium taxes ..............................    1,016       1,058       1,790       2,019
Excise taxes ...............................       73          65         136         125
Dividends to policyholders .................       27          63          38         102
Other expense ..............................      233          60         283          90
                                            ----------  ----------  ----------  ----------
Total direct expenses ......................    6,803       5,972      12,187      11,503
Indirect underwriting expenses .............    2,395       3,490       5,125       7,624
Commissions received from reinsurers .......   (6,374)     (6,678)    (11,469)    (13,211)
Adjustment for deferred acquisition costs ..     (645)       (420)     (1,257)       (629)
                                            ----------  ----------  ----------  ----------
Net policy acquisition costs ...............$   2,179   $   2,364   $   4,586   $   5,287
                                            ==========  ==========  ==========  ==========


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 25.3% and 24.3% for the second quarter and first six months of 2002, respectively, compared to 24.4% and 24.7% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 14.1% and 12.9% in the second quarter and the first six months of 2002, respectively, compared to 11.5% and 11.4% in the corresponding 2001 periods. The increase in commission expense was primarily due to an increase in contingent commissions to agents that resulted from lower loss ratios than had been projected for these agents.

     Indirect underwriting expenses were 6.6% and 7.2% of total direct written and assumed premiums in the second quarter and first six months of 2002, respectively, compared to 9.0% and 9.8% in the corresponding 2001 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 8.1% and 8.8% of gross premiums earned and commissions, fees and other income in the second quarter and first six months of 2002, respectively, compared to 7.4% and 7.2% for the corresponding 2001 periods. General and administrative expenses included $220,000 in the first six months of 2002 for a settlement of certain litigation with a former agent. Amortization of Chandler USA's state insurance licenses and goodwill was discontinued effective January 1, 2002 due to the implementation of Statement of Financial Accounting Standard No.
142. Amortization expense was $191,000 and $382,000 in the second quarter and first six months of 2001, respectively, for these items. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense was $559,000 and $1.1 million in the second quarter and first six months of 2002, respectively, and decreased less than 1% from the year-ago periods. Substantially all of Chandler USA's interest expense is related to the $24 million of outstanding debentures.

LITIGATION AND LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving CenTra, Inc. and certain of its affiliates ("CenTra") and related litigation with the Company's director and officer liability insurer. Litigation expenses decreased $7,000 in the second quarter of 2002 compared to the second quarter of 2001, and increased $48,000 for the six months ended June 30, 2002 compared to the 2001 period. Increased or renewed activity could result in greater litigation expenses in the future. See
Note 2 to Interim Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2002, Chandler USA used $4.3 million in cash from operations due primarily to decreases in premiums payable and unpaid losses and loss adjustment expenses (net of reinsurance recoverables), which generally resulted from the decrease in written premium production during 2002. Chandler USA used $15.7 million in cash from operations during the first six months of 2001 due primarily to decreases in premiums payable, unpaid losses and loss adjustment expenses (net of reinsurance recoverable) and unearned premiums (net of prepaid reinsurance premiums) less a decrease in premiums receivable, all of which generally resulted from the decrease in written premium production during 2001.

     During 2001, Chandler USA and Chandler Barbados entered an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At June 30, 2002, Chandler Barbados owed approximately $8.5 million to Chandler USA versus $7.9 million at December 31, 2001.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.75% at June 30, 2002. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $3.0 million, or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding $3.0 million. If the proceeds were less than approximately $2.4 million, Chandler USA would be required to pay the difference between the proceeds and $2.4 million.

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

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Effective May 7, 2002, the Company's sole shareholder, Chandler Barbados, re-elected the following individuals to serve on the Company's Board of Directors:

               W. Brent LaGere               W. Scott Martin
               Mark T. Paden                 Robert L. Rice
               R. Patrick Gilmore            K.R. Price
               Richard L. Evans              William Thomas Keele

5.       Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 9, 2002                     CHANDLER (U.S.A.), INC.


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