Form 10-Q
period 2002-09-30
CHANDLER USA INC
filed 2002-11-12
CIK 1083750

-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                         ----------------------------------


                                      FORM 10-Q


              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             ---
                           SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2002

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

     The number of common shares, $1.00 par value, of the registrant outstanding on October 31, 2002 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.

-------------------------------------------------------------------------------

                                                                       PAGE i

                               CHANDLER (U.S.A.), INC.

                                        INDEX
                                        -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
-------

Consolidated Balance Sheets as of September 30, 2002
  and December 31, 2001 .................................................... 1

Consolidated Statements of Operations for the three months
  ended September 30, 2002 and 2001 ........................................ 2

Consolidated Statements of Operations for the nine months
  ended September 30, 2002 and 2001 ........................................ 3

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2002 and 2001 ................................. 4

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2002 and 2001 ................................. 5

Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2002 and 2001 ........................................ 6

Notes to Interim Consolidated Financial Statements ......................... 7

ITEM 2.
-------

Management's Discussion and Analysis of Financial Condition and
  Results of Operations ....................................................12

ITEM 4.
-------

Controls and Procedures ....................................................16

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

Item 4.    Submission of Matters to a Vote of Security Holders .............16

Item 5.    Other Information ...............................................16

Item 6.    Exhibits and Reports on Form 8-K ................................16

Signatures .................................................................17

                               CHANDLER (U.S.A.), INC.
                             CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands except share amounts)

                                                                      September 30, December 31,
                                                                          2002          2001
                                                                      ------------- ------------
ASSETS                                                                (Unaudited)
Investments
 Fixed maturities available for sale, at fair value
   Restricted (amortized cost $6,754 and $5,419 in 2002
     and 2001, respectively) ........................................ $      6,957  $     5,501
   Unrestricted (amortized cost $50,548 and $62,124 in 2002
     and 2001, respectively) ........................................       52,651       62,154
 Fixed maturities held to maturity, at amortized cost
   Restricted (fair value $394 and $385 in 2002
     and 2001, respectively) ........................................          369          353
   Unrestricted (fair value $892 and $854 in 2002
     and 2001, respectively) ........................................          829          782
 Equity securities available for sale, at fair value ................          515          464
                                                                      ------------- ------------
   Total investments ................................................       61,321       69,254
Cash and cash equivalents ...........................................       11,135        4,124
Premiums receivable, less allowance for non-collection
 of $325 and $298 at 2002 and 2001, respectively ....................       25,087       24,185
Reinsurance recoverable on paid losses, less allowance for
 non-collection of $1,700 and $1,096 at 2002 and 2001, respectively..       10,565       11,756
Reinsurance recoverable on paid losses from related parties .........           52          292
Reinsurance recoverable on unpaid losses ............................       49,185       42,545
Reinsurance recoverable on unpaid losses from related parties .......        7,488        9,399
Prepaid reinsurance premiums ........................................       22,414       26,890
Prepaid reinsurance premiums to related parties .....................       10,116        8,103
Deferred policy acquisition costs ...................................          421            -
Property and equipment, net .........................................       10,212       10,822
Amounts due from related parties ....................................        9,260        7,880
State insurance licenses, net .......................................        3,745        3,745
Goodwill ............................................................        2,350        2,350
Other assets ........................................................       11,259       13,464
                                                                      ------------- ------------
Total assets ........................................................ $    234,610  $   234,809
                                                                      ============= ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ........................ $     85,790  $    84,756
  Unearned premiums .................................................       63,452       61,562
  Policyholder deposits .............................................        4,119        4,600
  Accrued taxes and other payables ..................................        5,361        7,480
  Premiums payable ..................................................        5,848        8,669
  Debentures ........................................................       24,000       24,000
                                                                      ------------- ------------
    Total liabilities ...............................................      188,570      191,067
                                                                      ------------- ------------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares
    authorized; 2,484 shares issued and outstanding .................            2            2
  Paid-in surplus ...................................................       60,584       60,584
  Accumulated deficit ...............................................      (16,408)     (17,225)
  Accumulated other comprehensive income:
    Unrealized gain on investments available for sale,
      net of deferred income taxes ..................................        1,862          381
                                                                      ------------- ------------
    Total shareholder's equity ......................................       46,040       43,742
                                                                      ------------- ------------
Total liabilities and shareholder's equity .......................... $    234,610  $   234,809
                                                                      ============= ============

See accompanying Notes to Interim Consolidated Financial Statements.

                               CHANDLER (U.S.A.), INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                               (Amounts in thousands)

                                                                Three months ended September 30,
                                                                --------------------------------
                                                                    2002                2001
                                                                -------------       ------------
Premiums and other revenues
  Direct premiums written and assumed ......................... $     42,956        $    50,214
  Reinsurance premiums ceded ..................................      (16,709)           (22,465)
  Reinsurance premiums ceded to related parties ...............       (6,172)            (6,863)
                                                                -------------       ------------

    Net premiums written and assumed ..........................       20,075             20,886
  Increase in unearned premiums ...............................       (3,103)            (3,480)
                                                                -------------       ------------

    Net premiums earned .......................................       16,972             17,406

Interest income, net ..........................................          583                870
Interest income, net from related parties .....................           99                  -
Realized investment gains, net ................................            -                712
Commissions, fees and other income ............................          561                605
                                                                -------------       ------------
    Total premiums and other revenues .........................       18,215             19,593
                                                                -------------       ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $4,015 and $4,763 in
    2002 and 2001, respectively ...............................       11,738             12,389
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,094 and $2,317 in
    2002 and 2001, respectively ...............................        1,982              2,621
  General and administrative expenses .........................        3,915              3,595
  Interest expense ............................................          558                558
  Litigation expenses, net ....................................            5                 16
                                                                -------------       ------------

    Total operating costs and expenses ........................       18,198             19,179
                                                                -------------       ------------

Income before income taxes ....................................           17                414
Federal income tax provision ..................................          (43)              (239)
                                                                -------------       ------------

Net income (loss) ............................................. $        (26)       $       175
                                                                =============       ============

See accompanying Notes to Interim Consolidated Financial Statements.

                               CHANDLER (U.S.A.), INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                               (Amounts in thousands)

                                                               Nine months ended September 30,
                                                               -------------------------------
                                                                   2002               2001
                                                               ------------       ------------
Premiums and other revenues
  Direct premiums written and assumed ........................ $    114,145       $   127,731
  Reinsurance premiums ceded .................................      (39,713)          (55,336)
  Reinsurance premiums ceded to related parties ..............      (19,756)          (19,370)
                                                               -------------      ------------

    Net premiums written and assumed .........................       54,676            53,025
  Decrease (increase) in unearned premiums ...................       (4,353)            1,324
                                                               -------------      ------------

    Net premiums earned ......................................       50,323            54,349

Interest income, net .........................................        1,953             2,935
Interest income, net from related parties ....................          260                 -
Realized investment gains, net ...............................          404             1,594
Commissions, fees and other income ...........................        1,515             1,393
                                                               -------------      ------------

    Total premiums and other revenues ........................       54,455            60,271
                                                               -------------      ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $11,564 and $12,395 in
    2002 and 2001, respectively ..............................       34,045            40,487
  Policy acquisition costs, net of ceding commissions
    received from related parties of $6,728 and $6,655
    in 2002 and 2001, respectively ...........................        6,568             7,908
  General and administrative expenses ........................       10,642            10,178
  Interest expense ...........................................        1,676             1,683
  Litigation expenses, net ...................................           72                35
                                                               -------------      ------------

    Total operating costs and expenses .......................       53,003            60,291
                                                               -------------      ------------

Income (loss) before income taxes ............................        1,452               (20)
Federal income tax provision .................................         (635)             (269)
                                                               -------------      ------------

Net income (loss) ............................................ $        817       $      (289)
                                                               =============      ============


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                       PAGE 4
                               CHANDLER (U.S.A.), INC.
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (Unaudited)
                               (Amounts in thousands)


                                                                Three months ended September 30,
                                                                --------------------------------
                                                                    2002               2001
                                                                -------------       ------------
Net income (loss) ............................................. $        (26)       $       175
                                                                -------------       ------------
Other comprehensive income, before income tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period ............        1,783              2,172
    Less:  Reclassification adjustment for gains included
      in net income (loss) ....................................            -               (712)
                                                                -------------       ------------

Other comprehensive income, before income tax .................        1,783              1,460
Income tax provision related to items of other
  comprehensive income ........................................         (606)              (496)
                                                                -------------       ------------
Other comprehensive income, net of income tax .................        1,177                964
                                                                -------------       ------------
Comprehensive income .......................................... $      1,151        $     1,139
                                                                =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                               CHANDLER (U.S.A.), INC.
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (Unaudited)
                               (Amounts in thousands)

                                                                Nine months ended September 30,
                                                                -------------------------------
                                                                    2002               2001
                                                                -------------      ------------
Net income (loss) ............................................. $        817       $      (289)
                                                                -------------      ------------
Other comprehensive income, before income tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period ............        2,648             3,298
    Less: Reclassification adjustment for gains
      included in net income (loss) ...........................         (404)           (1,594)
                                                                -------------      ------------
Other comprehensive income, before income tax .................        2,244             1,704
Income tax provision related to items of other
  comprehensive income ........................................         (763)             (579)
                                                                -------------      ------------
Other comprehensive income, net of income tax .................        1,481             1,125
                                                                -------------      ------------
Comprehensive income .......................................... $      2,298       $       836
                                                                =============      ============

See accompanying Notes to Interim Consolidated Financial Statements.

                               CHANDLER (U.S.A.), INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                               (Amounts in thousands)

                                                                Nine months ended September 30,
                                                                -------------------------------
                                                                    2002               2001
                                                                -------------      ------------
OPERATING ACTIVITIES
Net income (loss) ............................................. $        817       $      (289)
  Add (deduct):
  Adjustments to reconcile net income (loss) to cash
    applied to operating activities:
    Realized investment gains, net ............................         (404)           (1,594)
    Net losses on sale of property and equipment ..............           35                22
    Amortization and depreciation .............................        1,216             1,580
    Provision for non-collection of premiums ..................          246               153
    Provision for non-collection of reinsurance recoverables ..          652                 -
    Net change in non-cash balances relating
      to operating activities:
      Premiums receivable .....................................       (1,148)            4,857
      Reinsurance recoverable on paid losses ..................          512            (7,721)
      Reinsurance recoverable on paid losses from
        related parties .......................................          240               117
      Reinsurance recoverable on unpaid losses ................       (6,613)          (11,484)
      Reinsurance recoverable on unpaid losses from
        related parties .......................................        1,911             2,979
      Prepaid reinsurance premiums ............................        4,476             3,108
      Prepaid reinsurance premiums to related parties .........       (2,013)            1,091
      Deferred policy acquisition costs .......................         (421)                -
      Other assets ............................................        1,358             2,395
      Unpaid losses and loss adjustment expenses ..............        1,034            (1,515)
      Unearned premiums .......................................        1,890            (5,524)
      Policyholder deposits ...................................         (481)               69
      Accrued taxes and other payables ........................       (2,119)           (2,827)
      Premiums payable ........................................       (2,821)           (6,811)
                                                                -------------      ------------
    Cash applied to operating activities ......................       (1,633)          (21,394)
                                                                -------------      ------------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases .................................................      (13,167)          (28,810)
    Sales .....................................................       19,481            47,368
    Maturities ................................................        3,877            11,508
  Cost of property and equipment purchased ....................         (222)           (1,302)
  Proceeds from sale of property and equipment ................           55             3,924
                                                                -------------      ------------
    Cash provided by investing activities .....................       10,024            32,688
                                                                -------------      ------------
FINANCING ACTIVITIES
  Payments and loans from related parties .....................        3,095             3,914
  Payments and loans to related parties .......................       (4,475)          (11,352)
                                                                -------------      ------------
    Cash applied to financing activities ......................       (1,380)           (7,438)
                                                                -------------      ------------
Increase in cash and cash equivalents during the period .......        7,011             3,856
Cash and cash equivalents at beginning of period ..............        4,124            11,978
                                                                -------------      ------------
Cash and cash equivalents at end of period .................... $     11,135       $    15,834
                                                                =============      ============

See accompanying Notes to Consolidated Financial Statements.

                               CHANDLER (U.S.A.), INC.

                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                     (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in the Company's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year.

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

     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.5 million for reinsurance recoverables on paid losses and loss adjustment expenses as of September 30, 2002. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

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

     A reconciliation of the reported net income (loss) to the adjusted net income (loss) had SFAS No. 142 been applied as of January 1, 2001 follows:


                               Three months ended September 30,  Nine months ended September 30,
                               --------------------------------  -------------------------------
                                    2002               2001          2002               2001
                               -------------       ------------  ------------       ------------
                                        (In thousands)                   (In thousands)
Reported net income (loss) ... $        (26)       $       175   $       817        $      (289)
Add back amortization:
  Goodwill ...................            -                154             -                460
  State insurance licenses ...            -                 37             -                112
                               -------------       ------------  ------------       ------------
Adjusted net income (loss) ... $        (26)       $       366   $       817        $       283
                               =============       ============  ============       ============

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

     In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This standard requires entities to recognize a liability, at its fair value, associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Chandler USA does not expect a material impact from the adoption of SFAS No. 146 on its consolidated financial statements.

NOTE 4.  SEGMENT INFORMATION

     The following table presents a summary of the Company's operating segments for the three and nine month periods ended September 30, 2002 and 2001:

                                                      Property
                                                         and       All   Intersegment Reported
                                            Agency    casualty    other  eliminations balances
                                          ---------- ---------- -------- ------------ ---------
                                                             (In thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2002
Revenues from external customers (1)..... $     541  $  16,992  $     -  $         -  $ 17,533
Intersegment revenues ...................       279         12        -         (291)        -
Segment profit (loss) before
  income taxes (2) ......................        89        (67)      (5)           -        17

THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers (1)..... $     597  $  17,414  $     -  $         -  $ 18,011
Intersegment revenues ...................     1,922         19        -       (1,941)        -
Segment profit (loss) before
  income taxes (2) ......................       171        412     (169)           -       414

NINE MONTHS ENDED SEPTEMBER 30, 2002
Revenues from external customers (1)..... $   1,392  $  50,446  $     -  $         -  $ 51,838
Intersegment revenues ...................     1,581         42        -       (1,623)        -
Segment profit (loss) before
  income taxes (2) ......................       457      1,067      (72)           -     1,452
Segment assets ..........................     7,033    238,757        -      (11,180)  234,610

NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers (1)..... $   1,382  $  54,360  $     -  $         -  $ 55,742
Intersegment revenues ...................     4,923         52        -       (4,975)        -
Segment profit (loss) before
  income taxes (2) ......................        27        448     (495)           -       (20)
Segment assets ..........................     7,177    262,838        -      (10,967)  259,048

-----------------------------------------
(1)  Consists of net premiums earned and commissions, fees and other income.
(2)  Includes net realized investment gains.


     The following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                               -----------------------   ----------------------
                                                  2002         2001         2002        2001
                                               ----------   ----------   ----------  ----------
                                                                (In thousands)
INSURANCE PROGRAM
----------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ............... $  12,506    $  12,920    $  37,207   $  41,274
Political subdivisions .......................     3,597        3,319       10,392       9,236
Surety bonds .................................       861        1,166        2,551       3,604
Other ........................................         8            1          173         235
                                               ----------   ----------   ----------  ----------
                                               $  16,972    $  17,406    $  50,323   $  54,349
                                               ==========   ==========   ==========  ==========
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ............... $  10,136    $   8,165    $  26,278   $  29,054
Political subdivisions .......................     1,439        3,489        6,460       9,179
Surety bonds .................................        64          593        1,003       1,365
Other ........................................        99          142          304         889
                                               ----------   ----------   ----------  ----------
                                               $  11,738    $  12,389    $  34,045   $  40,487
                                               ==========   ==========   ==========  ==========


NOTE 5.  COMMITMENTS AND CONTINGENCIES

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998 and 1999. During the fourth quarter of 1999, NAICO and Reliance rescinded two reinsurance treaties which had been in effect since January 1, 1999. NAICO received a return of ceded premiums and reassumed certain losses as a result of the rescission. The reinsurer also paid NAICO a fee of $10 million as additional compensation for rescinding the treaties. At September 30, 2002, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses relating to the 1998 treaties of approximately $2.7 million. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. At this time, NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO incurred charges of $479,000 and $652,000 in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible in the third quarter and first nine months of 2002 and has reduced the carrying value of such amounts by approximately $1.7 million as of September 30, 2002. NAICO did not incur any charges for uncollectible reinsurance recoverables from reinsurers in the first nine months of 2001.

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments was approximately $430,000 and $921,000 at September 30, 2002 and December 31, 2001, respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables in the amount that it expects to recover of approximately $1,217,000 and $798,000 at September 30, 2002 and December 31, 2001, respectively. NAICO may receive additional guaranty fund assessments in the future related to Reliance or other insolvent insurance companies. At this time, NAICO is unable to estimate the amount of such assessments.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.75% at September 30, 2002. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $3.0 million, or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding $3.0 million. If the proceeds were less than approximately $2.4 million, Chandler USA would be required to pay the difference between the proceeds and $2.4 million.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and nine month periods ended September 30, 2002 and 2001:


                                                GROSS PREMIUMS EARNED     NET PREMIUMS EARNED
                                                ---------------------    ---------------------
  THREE MONTHS ENDED SEPTEMBER 30,                 2002       2001          2002       2001
  --------------------------------------------  ---------- ----------    ---------- ----------
                                                                (In thousands)
  Standard property and casualty .............  $  26,379  $  31,564     $  12,506  $  12,920
  Political subdivisions .....................      9,001      8,633         3,597      3,319
  Surety bonds ...............................      1,290      2,363           861      1,166
  Other ......................................          5        (42)            8          1
                                                ---------- ----------    ---------- ----------
  TOTAL ......................................  $  36,675  $  42,518     $  16,972  $  17,406
                                                ========== ==========    ========== ==========

                                                GROSS PREMIUMS EARNED     NET PREMIUMS EARNED
                                                ---------------------    ---------------------
  NINE MONTHS ENDED SEPTEMBER 30,                  2002       2001          2002       2001
  --------------------------------------------  ---------- ----------    ---------- ----------
                                                                (In thousands)
  Standard property and casualty .............  $  81,703  $ 100,111     $  37,207  $  41,274
  Political subdivisions .....................     26,433     25,754        10,392      9,236
  Surety bonds ...............................      3,944      7,170         2,551      3,604
  Other ......................................        175        220           173        235
                                                ---------- ----------    ---------- ----------
  TOTAL ......................................  $ 112,255  $ 133,255     $  50,323  $  54,349
                                                ========== ==========    ========== ==========


     Gross premiums earned decreased $5.8 million or 14% and $21.0 million or 16% in the third quarter and first nine months of 2002, respectively, compared to the 2001 periods. The decreases are primarily the result of NAICO's efforts to focus on improving underwriting profitability in its core programs by re-underwriting and re-pricing the business and discontinuing certain classes of business. Net premiums earned decreased $434,000 or 2% and $4.0 million or 7% for the third quarter and first nine months of 2002, respectively. During 2001, NAICO had additional quota share reinsurance in effect that reduced its net retention for its casualty and workers compensation lines of business, and also reduced net premiums earned. This quota share reinsurance expired effective January 1, 2002 and NAICO elected not to renew it.

     Gross premiums earned in the standard property and casualty program decreased $5.2 million or 16% and $18.4 million or 18% in the third quarter and first nine months of 2002, respectively, compared to the 2001 periods.
The decreases were primarily due to discontinuing certain accounts and classes of business where rates were not believed to be adequate. Gross premiums earned in Texas decreased $2.9 million and $10.8 million in the third quarter and first nine months of 2002, respectively, and gross premiums earned in Oklahoma decreased $1.8 million and $6.4 million in the same periods. Net premiums earned in this program decreased $414,000 or 3% and $4.1 million or 10% in the third quarter and first nine months of 2002, respectively.

     Gross premiums earned in the political subdivisions program increased $368,000 or 4% and $679,000 or 3% in the third quarter and first nine months of 2002, respectively, compared to the 2001 periods. Gross premiums earned in the school districts portion of the program increased $1.4 million and $3.3 million in the third quarter and first nine months of 2002, respectively, due primarily to increased premium rates in Oklahoma. This was largely offset by a decrease in gross premiums earned for municipalities. Net premiums earned in this program increased $278,000 or 8% and $1.2 million or 13% in the third quarter and first nine months of 2002, respectively.

     Gross premiums earned in the surety bond program decreased $1.1 million or 45% and $3.2 million or 45% in the third quarter and first nine months of 2002, respectively, compared to the 2001 periods. The decreases are primarily due to stricter underwriting policies and a reduction in the number of appointed agents that produce this business as NAICO focuses on improving underwriting profitability in this program. Net premiums earned in this program decreased $305,000 or 26% and $1.1 million or 29% in the third quarter and first nine months of 2002, respectively.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At September 30, 2002, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Government and high-quality corporate bonds, with approximately 15% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") on intercompany loans.

     Net interest income, excluding interest income from Chandler Barbados, decreased $287,000 or 33% in the third quarter of 2002 compared to the third quarter of 2001, and decreased $982,000 or 33% for the nine months ended September 30, 2002. The decreases were due primarily to lower interest rates in 2002 and a reduction in invested assets. Cash and invested assets were $72.5 million at September 30, 2002 compared to $81.7 million at September
30, 2001. This decrease resulted primarily from the reduction in premiums written during 2001 and 2002, the payment of claims for prior years and an increase in intercompany loans to Chandler Barbados. Net interest income from Chandler Barbados was $99,000 and $260,000 in the third quarter and first nine months of 2002, respectively. Chandler USA did not have any interest income from Chandler Barbados in the 2001 periods.

     The Company had no net realized investment gains during the third quarter of 2002 compared to $712,000 during the third quarter of 2001. Net realized investment gains were $404,000 during the first nine months of 2002 compared to $1,594,000 during the first nine months of 2001.

COMMISSIONS, FEES AND OTHER INCOME

     Commissions, fees and other income decreased $44,000 or 7% in the third quarter of 2002 compared to the third quarter of 2001, and increased $122,000 or 9% for the nine months ended September 30, 2002 compared to the 2001 period. The majority of Chandler USA's income from commissions, fees and other income is from LaGere & Walkingstick Insurance Agency, Inc. ("L&W").
A large portion of the brokerage commissions and fees for L&W is incurred by NAICO and thus eliminated in the consolidation of Chandler USA's subsidiaries.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 69.2% and 67.7% for the third quarter and first nine months of 2002, compared to 71.2% and 74.5% in the corresponding 2001 periods. The decrease in the 2002 loss ratios resulted primarily from NAICO's efforts to re-underwrite and re-price its business during 2001 and 2002. These results were partially offset by adverse development of prior accident year losses primarily in the standard property and casualty program and are generally the result of ongoing analysis of recent loss development trends. Weather-related losses from wind and hail totaled $274,000 and $1,287,000 in the third quarter and first nine months of 2002 and increased the respective loss ratios by 1.6 and 2.6 percentage points. Weather-related losses totaled $761,000 and $1.8 million in the third quarter and first nine months of 2001, and increased the respective 2001 loss ratios by 4.4 and 3.2 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three and nine month periods ended September 30, 2002 and 2001:

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                 ----------------------    ---------------------
                                                    2002        2001          2002     2001
                                                 ----------  ----------    ---------- ----------
                                                                  (In thousands)
Commissions expense ............................ $   5,246   $   4,714     $  14,421  $  13,551
Other premium related assessments ..............       385         310         1,151        640
Premium taxes ..................................       394         883         2,185      2,902
Excise taxes ...................................        62          69           197        194
Dividends to policyholders .....................         2          36            40        138
Other expense ..................................       113          53           396        143
                                                 ----------  ----------    ---------- ----------
Total direct expenses ..........................     6,202       6,065        18,390     17,568
Indirect underwriting expenses .................     2,221       4,118         7,346     11,742
Commissions received from reinsurers ...........    (6,822)     (8,575)      (18,291)   (21,786)
Adjustment for deferred acquisition costs ......       381       1,013          (877)       384
                                                 ----------  ----------    ---------- ----------
Net policy acquisition costs ................... $   1,982   $   2,621     $   6,568  $   7,908
                                                 ==========  ==========    ========== ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 19.6% and 22.5% for the third quarter and first nine months of 2002, respectively, compared to 20.3% and 22.9% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 12.2% and 12.6% in the third quarter and the first nine months of 2002, respectively, compared to 9.4% and 10.6% in the corresponding 2001 periods. The increase in commission expense was primarily due to an increase in contingent commissions to agents that resulted from lower loss ratios than had been projected for these agents. Premium taxes decreased $489,000 or 55% and $717,000 or 25% in the third quarter and first nine months of 2002 respectively, compared to the 2001 periods. The decrease is primarily the result of a decrease in written premiums and a $179,000 premium tax refund in the third quarter of 2002 for premium taxes paid in a prior year. In addition, a 2% tax on workers' compensation premiums written in the state of Oklahoma was discontinued in 2002. However, an increase in premium related assessments in Oklahoma offset this savings.

     Indirect underwriting expenses were 5.2% and 6.4% of total direct written and assumed premiums in the third quarter and first nine months of 2002, respectively, compared to 8.2% and 9.2% in the corresponding 2001 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 10.5% and 9.4% of gross premiums earned and commissions, fees and other income in the third quarter and first nine months of 2002, respectively, compared to 8.3% and 7.6% for the corresponding 2001 periods. General and administrative expenses included $220,000 for a settlement of certain litigation with a former agent in the first quarter of 2002, and $736,000 during the third quarter of 2002 for a reserve for receivables related to certain derivative claims that resulted from the litigation with CenTra, Inc. Amortization of Chandler USA's state insurance licenses and goodwill was discontinued effective January 1, 2002 due to the implementation of Statement of Financial Accounting Standard No.
142. Amortization expense was $191,000 and $572,000 in the third quarter and first nine months of 2001, respectively, for these items. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense was $558,000 and $1.7 million in the third quarter and first nine months of 2002, respectively, and decreased less than 1% from the year-ago periods. Substantially all of Chandler USA's interest expense is related to the $24 million of outstanding debentures.

LITIGATION AND LITIGATION EXPENSES

     Litigation expenses reflect expenses related to the ongoing legal proceedings involving CenTra, Inc. and certain of its affiliates ("CenTra") and related litigation with the Company's director and officer liability insurer. Litigation expenses decreased $11,000 in the third quarter of 2002 compared to the third quarter of 2001, and increased $37,000 for the nine months ended September 30, 2002 compared to the 2001 period. Increased or renewed activity could result in greater litigation expenses in the future. See Note 2 to Interim Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2002, Chandler USA used $1.6 million in cash from operations due primarily to an increase in reinsurance recoverables on unpaid losses and a decrease in premiums payable less a decrease in prepaid reinsurance premiums. These fluctuations generally resulted from an increase in loss activity within the Company's reinsurance treaties and a reduction in ceded premiums during 2002. In the first nine months of 2001, the Company used $21.4 million in cash from operations due primarily to an increase in reinsurance recoverables on paid and unpaid losses which resulted from the purchase of additional reinsurance in October 2000 and increased loss activity within the Company's other reinsurance treaties.

     During 2001, Chandler USA and Chandler Barbados entered an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At September 30, 2002, Chandler Barbados owed approximately $9.3 million to Chandler USA versus $7.9 million at December 31, 2001.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.75% at September 30, 2002. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $3.0 million, or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding $3.0 million. If the proceeds were less than approximately $2.4 million, Chandler USA would be required to pay the difference between the proceeds and $2.4 million.

ITEM 4.    CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.



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

Date:  November 12, 2002                   CHANDLER (U.S.A.), INC.


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

CERTIFICATIONS
--------------

I, W. Brent LaGere, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chandler (U.S.A.), Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                            /s/ W. Brent LaGere
                                            ----------------------------------
                                            W. Brent LaGere
                                            Chairman of the Board and
                                            Chief Executive Officer


I, Mark C. Hart, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chandler (U.S.A.), Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                            /s/ Mark C. Hart
                                            ----------------------------------
                                            Mark C. Hart
                                            Vice President - Finance,
                                            Chief Financial Officer
                                            and Treasurer