Form 10-K
period 2002-12-31
CHANDLER USA INC
filed 2003-03-18
CIK 1083750

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER: 1-15135

                             CHANDLER (U.S.A.), INC.
              (Exact name of registrant as specified in its charter)

                 OKLAHOMA                              73-1325906
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

                  1010 MANVEL AVENUE, CHANDLER, OKLAHOMA 74834
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (405) 258-0804

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES     NO  X
                                        ---    ---

Aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2002 and February 28, 2003: None.

The number of common shares, $1.00 par value, of the registrant outstanding on February 28, 2003 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.


                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant does not incorporate by reference in this report any annual report, proxy statement, or Rule 424 prospectus.

===============================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K report, as well as statements made by Chandler (U.S.A.), Inc. ("Chandler USA") in periodic press releases and oral statements made by Chandler USA's officials constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Chandler USA to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which Chandler USA and its subsidiaries operate, including the ability to implement price increases; (iv) claims frequency; (v) claims severity; (vi) catastrophic events of unanticipated frequency or severity; (vii) the number of new and renewal policy applications submitted to National American Insurance Company ("NAICO") by its agents; (viii) the ability of NAICO to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position;
(ix) the ability of NAICO to maintain favorable insurance company ratings; and
(x) various other factors.

ITEM 1.  BUSINESS

GENERAL

     Chandler USA is an insurance holding company that provides administrative services to its wholly owned subsidiaries NAICO and Chandler Insurance Managers, Inc. ("CIMI"). Chandler USA is an Oklahoma corporation which is wholly owned by Chandler Insurance (Barbados), Ltd. ("Chandler Barbados"), which, in turn, is wholly owned by Chandler Insurance Company, Ltd. ("Chandler Insurance"), a privately owned Cayman Islands company. Chandler USA is headquartered in Chandler, Oklahoma, in facilities also occupied by NAICO and CIMI.

     NAICO is one of the leading commercial business insurance writers in Oklahoma, providing property and casualty coverage for businesses in various industries. NAICO has a network of independent agents, totaling approximately 175 at December 31, 2002, that market NAICO's insurance products. Independent agents originate substantially all of NAICO's business. NAICO is licensed to write property and casualty coverage in 45 states and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects. NAICO is currently rated as B++ (Very Good) by A.M. Best Company, an insurance rating agency. This rating is an independent opinion of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

     On December 20, 2002, Chandler USA completed the sale of its wholly owned subsidiary, LaGere & Walkingstick Insurance Agency, Inc. ("L&W"), to Brown & Brown, Inc. for $3,247,000 in cash and a $361,000 note receivable. Chandler USA recorded an after-tax gain of $671,000 on the sale based on the minimum purchase price for the transaction. This amount may be increased over the next three years depending on certain adjustments as defined in the terms of the transaction. The transaction was effective December 1, 2002. L&W is expected to continue to be a significant producer of business for NAICO.
Retail business produced by L&W and placed with NAICO constituted approximately 8% of NAICO's direct premiums written and assumed in 2002. Chandler USA will maintain certain wholesale operations related to NAICO's school districts and trucking programs through CIMI, an underwriting manager that was established in December 2002. L&W previously functioned as Chandler USA's agency segment and is presented as discontinued operations. See Note 4 to Consolidated Financial Statements for more information on the sale of L&W.

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

POLITICAL SUBDIVISIONS PROGRAM

     Under the political subdivisions program, NAICO writes insurance policies primarily for school districts in Oklahoma. As of December 31, 2002, NAICO insured 444 school districts primarily in Oklahoma. The coverages offered include workers compensation, automobile liability, automobile physical damage, general liability, property and school board legal liability. NAICO has also written property and casualty insurance for municipalities, primarily in Oklahoma. During 2002, NAICO significantly reduced its premium writings in this portion of the program.

SURETY BOND PROGRAM

     NAICO writes surety bonds, commonly referred to as contract performance bonds, to secure the performance of contractors and suppliers on construction projects. Individual bonds generally do not exceed $3.5 million, and an individual contractor generally does not have "work in progress" for both bonded and unbonded jobs in excess of $7 million. A substantial portion of this business is written in Texas and Oklahoma. NAICO also writes bail bonds, which guarantee that the principal will discharge obligations set by the court, as well as other types of miscellaneous bonds. NAICO has reduced the underwriting authority for the bail bond program for 2003, and expects to discontinue the bail bond program by the end of 2003.

     The following table shows gross premiums earned and net premiums earned by insurance program for the years 2000, 2001 and 2002. The term "gross premiums earned" means gross premiums written (before reductions for premiums ceded to reinsurers) less the increases or plus the decreases in the gross unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. The term "net premiums earned" means gross premiums earned less reductions for earned premiums ceded to reinsurers. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                        GROSS PREMIUMS EARNED        NET PREMIUMS EARNED
                                      --------------------------  --------------------------
INSURANCE PROGRAMS                      2000     2001     2002      2000     2001     2002
------------------------------------- -------- -------- --------  -------- -------- --------
                                                          (In thousands)
Standard property and casualty ...... $139,051 $128,554 $106,051  $ 62,823 $ 53,130 $ 49,570
Political subdivisions ..............   34,353   34,178   35,159    12,826   12,534   13,829
Surety bonds ........................   13,691    8,796    5,104     6,467    4,125    3,310
Other (1) ...........................    3,672       71      249     3,403      196      248
                                      -------- -------- --------  -------- -------- --------
TOTAL ............................... $190,767 $171,599 $146,563  $ 85,519 $ 69,985 $ 66,957
                                      ======== ======== ========  ======== ======== ========
------------------------------

(1)  This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools and assigned risks.


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

                                                   YEAR ENDED DECEMBER 31,
                                        --------------------------------------------
                                          1998     1999     2000     2001     2002
                                        -------- -------- -------- -------- --------
Automobile liability ..................      22%      17%      20%      19%      25%
Other liability .......................      22%      19%      25%      25%      25%
Workers compensation ..................      19%      34%      25%      24%      22%
Automobile physical damage ............       9%       8%      13%      17%      14%
Property ..............................       4%       3%       4%       7%       8%
Surety ................................      14%       9%       8%       6%       5%
Inland marine .........................       1%       1%       1%       2%       1%
Accident and health ...................       9%       9%       4%       -%       -%
                                        -------- -------- -------- -------- --------
     Total ............................     100%     100%     100%     100%     100%
                                        ======== ======== ======== ======== ========

UNDERWRITING AND CLAIMS

     Independent insurance agents submit applications for insurance coverage for prospective customers to NAICO. NAICO reviews a prospective risk in accordance with its specific underwriting guidelines. If the risk is approved and coverage is accepted by the insured, NAICO issues an insurance policy.

     NAICO has maintained a continuous contractual relationship with an underwriting manager for its bail bond program. During 2000, 2001 and 2002, the gross written premiums in this program were $2.5 million, $2.3 million and $2.3 million, respectively. This underwriting manager operates through a network of bail bond agents who submit applications to the underwriting manager. If the application meets the specific guidelines set by the underwriting manager, a bail bond is issued. This underwriting manager is an independent contractor and is responsible for collection of all premiums and payment of all commissions to bail bond agents. Additionally, it is responsible for all claims and recoveries and is required to maintain collateral security for each bond.

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

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased varies from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 or July 1 of each year. NAICO renewed all January 1, 2003 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on April 1 or July 1, 2003, as applicable.

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

     Under the 2000 workers compensation reinsurance program, NAICO's net retention was 42.5% of the first $10,000 of loss per occurrence plus 37.5% of $90,000 excess of $10,000 of loss per occurrence. Effective October 1, 2000, NAICO purchased quota share reinsurance which reduced NAICO's net retention to 34% of the first $10,000 of loss per occurrence plus 30% of $90,000 excess of $10,000 of loss per occurrence. Effective July 1, 2001, NAICO added 28% of the $100,000 excess of $100,000 of loss per occurrence layer to its net retention. Effective January 1, 2002, NAICO's net retention increased to 50% of the first $200,000 of loss per occurrence. Effective July 1, 2002, NAICO's net retention increased to 50% of the first $250,000 of loss per occurrence.

     Under the 2000 casualty reinsurance program, NAICO retained 80% of the
first $100,000 of loss per occurrence.   Effective October 1, 2000, NAICO
purchased quota share reinsurance which reduced NAICO's net retention to 64% of the first $100,000 of loss per occurrence. Effective July 1, 2001, NAICO's net retention increased to 64% of the first $100,000 of loss per occurrence plus 60% of $150,000 excess of $100,000 of loss per occurrence plus 40% of $250,000 excess of $250,000 of loss per occurrence. Effective January 1, 2002, NAICO's net retention increased to 80% of the first $250,000 of loss per occurrence plus 40% of $250,000 excess of $250,000 of loss per occurrence. Effective July 1, 2002, NAICO's net retention increased to 80% of the first $250,000 of loss per occurrence.

     Under the construction surety bond reinsurance program, NAICO's net retention was 50% of the first $250,000 plus 5% of $6,000,000 excess of $4,000,000 per principal (e.g., contractor) during 2000. Effective April 1, 2001, NAICO's net retention increased to 50% of the first $350,000 plus 5% of $6,000,000 excess of $4,000,000 per principal. Effective April 1, 2002, NAICO's net retention increased to 50% of the first $1,000,000 plus 10% of $4,000,000 excess of $1,000,000 per principal.

     Under the 2000 property reinsurance program, NAICO retained 30% of the first $500,000 of risk for each loss per risk or location. Effective January 1, 2001, NAICO retains 33% of the first $1,500,000 of risk for each loss per risk or location.

     NAICO purchases catastrophe protection for its automobile physical damage and certain property coverages to limit its retention for single loss occurrences involving multiple policies and/or policyholders resulting from perils such as floods, winds and severe storms. This catastrophe protection is purchased primarily from Lloyd's of London. Under its 2000 automobile physical damage reinsurance program, NAICO retained the first $250,000 of loss per occurrence, plus 5% of amounts exceeding $250,000 of loss per occurrence up to $1 million of loss per occurrence. Effective January 1, 2001, NAICO retains the first $500,000 of loss per occurrence, plus 5% of amounts exceeding $500,000 of loss per occurrence up to $1 million of loss per occurrence. NAICO has also purchased reinsurance which limits its net retained loss for both automobile physical damage and property losses to $1,000,000 for each loss occurrence. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 (the "Act"), establishing a program for commercial property and casualty losses, including workers compensation, resulting from foreign acts of terrorism. The Act requires commercial insurers to offer terrorism coverage immediately on its commercial property and casualty lines of business. Each insurance company will be responsible for a deductible based on a percentage of direct earned premiums from the previous calendar year, which rises from 1% for losses occurring in 2002, to 7% in 2003, 10% in 2004 and 15% in 2005. The Federal Government will pay 90% of covered terrorism losses that exceed company deductibles. The Federal Government will be required to recoup the portion of any federal compensation paid to the extent that industry retentions are less than $10 billion for events in 2002 and 2003, $12.5 billion for 2004 and $15 billion for 2005. The recoupment will be accomplished through a surcharge on all policyholders, not to exceed 3% of premiums in a given year. The Act is scheduled to expire on December 31, 2005.

     Effective January 1, 2003, NAICO purchased quota share reinsurance for its deductible under the Act limiting NAICO's retention to 10% of such deductible subject to a reinsurance limit of $9,450,000 for each loss occurrence. The reinsurance coverage is also limited to $9,450,000 for all occurrences for any year. NAICO also purchased excess of loss reinsurance covering acts of terrorism that provides coverage of $20 million excess of $10 million of loss per occurrence based on NAICO's net retention.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2002.

                                                                             CEDED REINSURANCE
                                                                 NET           PREMIUMS FOR    A.M. BEST
                                                             REINSURANCE      THE YEAR ENDED    COMPANY
NAME OF REINSURER                                           RECOVERABLE (1)  DECEMBER 31, 2002   RATING
----------------------------------------------------------- ---------------  -----------------  ---------
                                                                        (Dollars in thousands)
Swiss Reinsurance America Corporation .....................  $       34,661   $         10,264      A++
Chandler Barbados .........................................          17,798             24,115      -(2)
GE Reinsurance Corporation ................................          11,090              1,958      A+
Employers Reinsurance Corporation .........................           6,869             10,151      A+
Red River Reinsurance, Ltd. ...............................           5,798              5,674      -(3)
                                                            ---------------  -----------------
     Top five reinsurers ..................................  $       76,216   $         52,162
                                                            ===============  =================
     All reinsurers .......................................  $       98,575   $         72,495
                                                            ===============  =================
Percentage of total represented by top five reinsurers ....             77%                72%

-------------------------------------------------------------

(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of
     December 31, 2002.

(2)  Chandler Barbados owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO.  Although Chandler Barbados is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December
     31, 2002, Chandler Barbados had cash and investments with a fair value of $18.7 million deposited in a trust account for the benefit of NAICO.

(3)  Red River Reinsurance, Ltd. ("Red River") is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2002,
     Red River's reinsurance recoverables were collateralized by cash and investments with a fair value of $5.9 million deposited in a trust account for the benefit of NAICO and by premiums payable to Red River of approximately $766,000.


     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.5 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 2002. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998. At December 31, 2002, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses of approximately $2.8 million. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. At this time, NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected and has fully reserved the carrying value of such amounts as of December 31, 2002.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO did not incur any charges for uncollectible reinsurance recoverables from unaffiliated reinsurers in 2000. During 2001 and 2002, NAICO incurred charges of $454,000 and $1.7 million, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

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


                                                     YEAR ENDED DECEMBER 31,
                                          --------------------------------------------
                                            1998     1999     2000     2001     2002
                                          -------- -------- -------- -------- --------
                                                     (Dollars in thousands)
Automobile liability:
     Net premiums earned ................ $ 11,419 $ 15,027 $ 17,517 $ 13,386 $ 16,526
     Loss ratio .........................      75%      78%      78%      70%      81%
Other liability:
     Net premiums earned ................ $ 11,357 $ 15,785 $ 20,992 $ 17,470 $ 16,458
     Loss ratio .........................      66%      70%      56%      57%      80%
Workers compensation (1):
     Net premiums earned ................ $  9,937 $ 29,244 $ 21,161 $ 16,449 $ 14,808
     Loss ratio .........................      66%      77%      70%     105%      99%
Automobile physical damage:
     Net premiums earned ................ $  4,702 $  7,039 $ 11,434 $ 12,174 $  9,552
     Loss ratio .........................      86%     104%      85%      52%      35%
Property:
     Net premiums earned ................ $  2,332 $  2,972 $  3,377 $  4,806 $  5,543
     Loss ratio .........................     136%     203%     179%      93%      50%
Surety:
     Net premiums earned ................ $  7,619 $  8,061 $  6,760 $  4,125 $  3,310
     Loss ratio .........................      18%       6%      33%      57%      59%
Inland marine:
     Net premiums earned ................ $    448 $    775 $  1,088 $  1,256 $    760
     Loss ratio .........................     126%     138%     142%     143%     100%
Accident and health:
     Net premiums earned ................ $  4,610 $  8,195 $  3,190 $    319 $      -
     Loss ratio .........................      91%     104%     161%     281%       -%
Total (1):
     Net premiums earned ................ $ 52,424 $ 87,098 $ 85,519 $ 69,985 $ 66,957
     Loss ratio .........................      69%      79%      76%      75%      76%
     Underwriting expense ratio (2) .....      33%      32%      30%      33%      34%
                                          -------- -------- -------- -------- --------
     Combined ratio (2) .................     102%     111%     106%     108%     110%
                                          ======== ======== ======== ======== ========
-----------------------------------------

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

     NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO, and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses were approximately $5.0 million and $5.6 million at December 31, 2001 and 2002, respectively. NAICO's statutory-based reserves (reserves calculated in accordance with an insurer's domiciliary state insurance regulatory authorities) do not differ from its reserves reported on the basis of accounting principles generally accepted in the United States of America ("GAAP"). NAICO does not discount its reserves for unpaid losses or loss adjustment expenses.

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

                                                             YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------
                                                 1998      1999      2000      2001      2002
                                               --------- --------- --------- --------- ---------
                                                                 (In thousands)
Net balance before provision for uncollectible
 reinsurance at beginning of year ............ $ 53,345  $ 39,570  $ 51,123  $ 46,588  $ 32,743
                                               --------- --------- --------- --------- ---------
Net losses and loss adjustment expenses
 incurred related to:
   Current year ..............................   34,313    65,139    60,020    39,881    34,928
   Prior years ...............................    1,737     3,520     4,979    12,669    15,784
                                               --------- --------- --------- --------- ---------
     Total ...................................   36,050    68,659    64,999    52,550    50,712
                                               --------- --------- --------- --------- ---------
Net paid losses and loss adjustment expenses
 related to:
   Current year ..............................  (19,495)  (33,210)  (33,525)  (22,596)  (13,246)
   Prior years ...............................  (30,330)  (23,896)  (36,009)  (43,799)  (37,050)
                                              --------- --------- --------- --------- ---------
      Total ..................................  (49,825)  (57,106)  (69,534)  (66,395)  (50,296)
                                               --------- --------- --------- --------- ---------
Net balance before provision for uncollectible
 reinsurance at end of year ..................   39,570    51,123    46,588    32,743    33,159
Adjustments to reinsurance recoverables on
 unpaid losses for uncollectible reinsurance..      351       255       119        69        32
                                               --------- --------- --------- --------- ---------
Net balance at end of year ................... $ 39,921  $ 51,378  $ 46,707  $ 32,812  $ 33,191
                                               ========= ========= ========= ========= =========

     During 2001, NAICO experienced adverse loss development related to prior accident years totaling $12.7 million due primarily to increased loss severity in the standard property and casualty and political subdivisions programs. A substantial part of this loss development was for workers compensation losses in the 1999 accident year. NAICO's net retention for workers compensation losses increased substantially in 1999 due to the rescission of certain reinsurance treaties covering this line of business. Also contributing to the adverse loss development were provisions for potentially uncollectible reinsurance and deductibles of approximately $1.2 million during 2001, an increase in losses in the surety bond program and approximately $878,000 in losses for the runoff of the discontinued group accident and health program.

     During 2002, NAICO experienced adverse loss development related to prior accident years totaling $15.8 million primarily in the standard property and casualty program including both liability lines and workers compensation. This adverse development is generally the result of ongoing analysis of recent loss development trends that reflect an increase in loss severity within the 1997-2000 accident years. The adverse loss development included approximately $2.0 million for provisions for potentially uncollectible reinsurance and deductibles.

     The following table represents the development of net balance sheet reserves for 1993 through 2002. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date, including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability.
The estimate for unpaid losses and loss adjustment expenses changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the revised estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative (deficiency) redundancy" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance. The gross cumulative deficiency or redundancy results from the same factors as those described above for the net amounts, and is also impacted by development of large claims that exceed NAICO's net retention including umbrella and surety per principal losses where NAICO has little or no net retention.

     In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 1996 for claims that occurred in 1993 will be included in the cumulative deficiency amount for years 1993, 1994, 1995 and 1996. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

                                                                       DEVELOPMENT OF RESERVES
                                                                          AS OF DECEMBER 31,
                                 ---------------------------------------------------------------------------------------------------
                                   1993      1994      1995      1996      1997      1998      1999      2000      2001      2002
                                 --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
                                                                           (In thousands)
Net reserve for unpaid losses and
 loss adjustment expenses (1) .. $ 51,648  $ 64,308  $ 58,340  $ 53,845  $ 54,035  $ 39,921  $ 51,378  $ 46,707  $ 32,812  $ 33,191
Net paid (cumulative) as of
 One year later ................   26,469    30,771    31,768    28,572    30,330    23,896    36,009    43,799    37,050
 Two years later ...............   38,655    45,321    44,471    40,857    42,934    34,966    58,979    66,141
 Three years later .............   45,357    51,985    49,262    45,668    49,735    45,390    72,052
 Four years later ..............   48,385    54,825    51,101    47,995    56,306    51,364
 Five years later ..............   49,116    55,691    52,126    50,700    58,843
 Six years later ...............   49,399    56,278    54,040    51,878
 Seven years later .............   49,681    57,826    54,574
 Eight years later .............   50,291    58,378
 Nine years later ..............   50,403

Net liability re-estimated as of (1)
 One year later ................   52,058    62,757    59,644    55,713    55,772    43,441    56,357    59,376    48,596
 Two years later ...............   50,135    61,924    59,605    55,599    56,362    45,373    67,469    74,325
 Three years later .............   50,492    62,737    59,155    54,528    58,176    50,146    77,842
 Four years later ..............   51,022    62,636    58,247    54,834    61,096    55,303
 Five years later ..............   50,981    62,195    58,445    55,615    62,750
 Six years later ...............   50,954    62,295    58,567    56,347
 Seven years later .............   50,832    62,630    59,013
 Eight years later .............   50,932    63,026
 Nine years later ..............   50,987

Net cumulative (deficiency)
 redundancy .................... $    661  $  1,282  $   (673) $ (2,502) $ (8,715) $(15,382) $(26,464) $(27,618) $(15,784) $      -
Supplemental gross data:
 Gross liability after
   reclassification of pools -
   end of year ................. $167,187  $143,437  $116,149  $ 78,114  $ 73,721  $ 80,701  $ 98,460  $100,173  $ 84,756  $ 92,606
 Reclassification of pool
   liabilities .................  (15,694)        -         -         -         -         -         -         -         -         -
                                 --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
 Gross liability before
   reclassification of pools -
   end of year (1) ............. $151,493  $143,437  $116,149  $ 78,114  $ 73,721  $ 80,701  $ 98,460  $100,173  $ 84,756  $ 92,606
 Reinsurance recoverable .......   99,845    79,129    57,809    24,269    19,686    40,780    47,082    53,466    51,944    59,415
                                 --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
 Net liability - end of
   year (1) .................... $ 51,648  $ 64,308  $ 58,340  $ 53,845  $ 54,035  $ 39,921  $ 51,378  $ 46,707  $ 32,812  $ 33,191
                                 ========= ========= ========= ========= ========= ========= ========= ========= ========= =========
 Gross re-estimated
   liability - latest .......... $149,556  $144,029  $121,140  $ 94,216  $ 96,020  $117,529  $159,378  $179,078  $145,968
 Re-estimated recoverable -
   latest ......................   98,569    81,003    62,127    37,869    33,270    62,226    81,536   104,753    97,372
                                 --------- --------- --------- --------- --------- --------- --------- --------- ---------
 Net re-estimated liability -
   latest (1) .................. $ 50,987  $ 63,026  $ 59,013  $ 56,347  $ 62,750  $ 55,303  $ 77,842  $ 74,325  $ 48,596
                                 ========= ========= ========= ========= ========= ========= ========= ========= =========
 Gross cumulative (deficiency)
   redundancy .................. $  1,937  $   (592) $ (4,991) $(16,102) $(22,299) $(36,828) $(60,918) $(78,905) $(61,212)
                                 ========= ========= ========= ========= ========= ========= ========= ========= =========

--------------------------------------------------

(1)  The December 31, 1993 amounts do not include the reclassification of pool liabilities.


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

     As of December 31, 2002, all of the investments of NAICO were in fixed-maturity investments (rated Aa3 or AA or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts, a collateralized repurchase agreement and common stock received in connection with two unaffiliated entities' conversion to for-profit corporations. NAICO's investment portfolio is managed by the Investment Committee of its Board of Directors. For additional information, see Notes to Consolidated Financial Statements.

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

EMPLOYEES AND ADMINISTRATION

     At December 31, 2002, Chandler USA and its subsidiaries had approximately 336 full-time employees. Chandler USA and its subsidiaries generally have enjoyed good relations with their employees.

COMPETITION

     NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. Since the late 1980's, the industry has generally had excess underwriting capacity. This condition resulted in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO continues to experience competition, however, NAICO was able to increase its pricing for most coverages during 2001 and 2002, which has generally been the trend industry wide.
NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

     As of December 31, 2002, NAICO had statutory earned surplus of $11.4 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2003 without the approval of the Oklahoma Department of Insurance is $4.4 million. NAICO paid shareholder dividends totaling $7.0 million and $3.5 million to Chandler USA in 2001 and 2002, respectively. The Oklahoma Department of Insurance approved the payment of the extraordinary dividend by NAICO to Chandler USA in 2001.

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

                                       Ratio of Total Adjusted Capital to
                                          Authorized Control Level RBC
                                            (Less than or equal to)
                                       ----------------------------------
      Regulatory Event (1)
      --------------------
      Company Action Level (2) .......                 2.0
      Regulatory Action Level (3) ....                 1.5
      Authorized Control Level (4) ...                 1.0
      Mandatory Control Level (5) ....                 0.7

---------------------------------

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


The ratios of total adjusted capital to authorized control level RBC for NAICO were 6.6:1 and 5.8:1 at December 31, 2001 and 2002, respectively. Therefore, NAICO's total adjusted capital exceeds the level that would trigger regulatory attention pursuant to the risk-based capital requirement.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

     The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies "usual values" for each ratio. Departure from the "usual values," which fluctuate annually, on four or more ratios generally leads to inquiries from individual state insurance commissioners. NAICO had five 2002 ratios that were outside of the "usual values," four of which resulted primarily from adverse loss development as explained below.

     NAICO's "two-year overall operating ratio" for 2002 was 102% compared to a usual value of less than 100%. Factors that contributed to NAICO's ratio include a decrease in the ratio of investment income to net premiums earned due primarily to lower interest rates experienced during 2002, and to adverse loss development recorded during 2001 and 2002 for accident years prior to 2001. Excluding this loss development, the two-year overall operating ratio would have been 81% for 2002.

     NAICO's "investment yield" as calculated using the IRIS formula was 2.1% during 2002 compared to a usual value of greater than 4.5% and less than 10.0%. NAICO maintains a high-quality investment portfolio, with no non-investment grade bonds, derivative instruments or real estate investments (other than real estate occupied by the company), and NAICO holds only a small investment in equity securities. NAICO's investment yield is largely dependent upon prevailing levels of interest rates. The significant decline in interest rates during 2001 and 2002 had a significant impact on NAICO's investment yield. Moreover, in periods of relatively low interest rates, NAICO generally shortens maturities and accepts lower yields to reduce market risk for future rate increases.

     Included in NAICO's investments, under statutory accounting principles, is real estate occupied by the company of $7,708,000 at December 31, 2002. In accordance with statutory accounting principles, NAICO records investment income for its occupancy of the company owned real estate, and corresponding charges for rental expense and other real estate related expenses are recorded as a reduction of investment income. NAICO also incurred $244,000 in investment expenses to subsidize a premium finance program for certain insureds of NAICO during 2002. While these expenses reduced NAICO's investment yield, the premium finance program enhances cash flow by providing cash that is available for investment earlier than conventional deferred payment plans. NAICO's investment yield excluding the investment income and expenses related to the real estate and investment expenses to subsidize the premium finance program was 4.0% during 2002.

     NAICO's "one-year reserve development to policyholders' surplus" and "two-year reserve development to policyholders' surplus" for 2002 were 30% and 53%, respectively, compared to usual values of less than 20% for both ratios. The primary reason for these unusual values was adverse loss development experienced during 2001 and 2002 related to the 1997 - 2000 accident years. This adverse loss development was due primarily to increased loss severity in NAICO's standard property and casualty and political subdivisions programs. A substantial part of this loss development was for workers compensation losses in the 1999 accident year. NAICO's net retention for workers compensation losses increased substantially in 1999 due to the rescission of certain reinsurance treaties covering this line of business. Also contributing to the adverse loss development were provisions for potentially uncollectible reinsurance recoverables and deductibles of $888,000 and $1,926,000 during 2001 and 2002, respectively. Statutory accounting requires that these write-downs of receivables and recoverables be reflected as prior year loss development. Adverse loss development in NAICO's discontinued group accident and health program was $900,000 and $522,000 during 2001 and 2002, respectively. This program was discontinued during 2000 due to poor underwriting results.

     NAICO's "estimated current reserve deficiency to policyholders' surplus" was 40% at December 31, 2002 compared to a usual value of less than 25%. The adverse loss development experienced in 2001 and 2002 related to prior accident years was primarily responsible for this ratio being outside of the normal range. NAICO experienced significant growth from 1996 through 2000, with gross premiums written increasing from $108 million in 1996 to $197 million in 2000. Despite the growth in written premiums, pricing competition and expansion of coverages was prevalent throughout the industry, resulting in a much lower premium for the exposures insured. At the same time, claim costs, especially medical, increased at a much faster pace. Now that the results have shown how underpriced the business was during this time, NAICO has re-priced and re-underwritten this business. During 2001 and 2002, NAICO implemented substantial price increases on every line of business that it writes, and reduced the overall written premiums to $159 million and $140 million in 2001 and 2002, respectively. Further, NAICO exited some classes of business and non-renewed accounts with severity and/or frequency exposure. Management believes that while the insured exposure base has been significantly reduced, the premium for that exposure has increased significantly. The calculation of this ratio assumes that factors that led to past under reserving will cause current under reserving without regard to changes in premium volume, premium rates, product mix, the amount of risk retained by NAICO and current reserving practices.


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

ITEM 2.  PROPERTIES

     Chandler USA and its subsidiaries own and occupy four office buildings with approximately 127,000 square feet of usable space in Chandler, Oklahoma. Chandler USA's subsidiaries also lease approximately 1,500 square feet in the aggregate for its branch offices. Chandler USA believes such space is sufficient for its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Chandler Insurance and certain of its subsidiaries and affiliates, including Chandler USA, are involved in litigation with their director and officer liability insurer. See Note 10 to Consolidated Financial Statements for a discussion of this and other litigation matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     All of the common stock of Chandler USA, its sole class of common equity on the date hereof, is owned by Chandler Barbados, which is a wholly owned subsidiary of Chandler Insurance. Chandler USA has never paid cash dividends on its common shares.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from the consolidated financial statements of Chandler USA and its subsidiaries, which appear in
Item 14(a). The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 2000, and the related consolidated statement of operations, comprehensive income, shareholder's equity and cash flows for the years ended December 31, 2000 were audited by Deloitte & Touche LLP, independent auditors, whose independent auditors' report expressed an unqualified opinion and included an explanatory paragraph relating to
litigation.   The consolidated balance sheets of Chandler USA and its
subsidiaries as of December 31, 2001 and 2002 and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for the years ended December 31, 2001 and 2002 have been audited by Tullius Taylor Sartain & Sartain LLP, independent auditors, whose independent auditors' report expresses an unqualified opinion. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of Chandler USA and the notes thereto appearing in Item 14(a). All periods have been restated to reflect the results of L&W as a discontinued operation.

                                                                   YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                       1998       1999       2000       2001       2002
                                                    ---------- ---------- ---------- ---------- ----------
OPERATING DATA (1)                                                  (Dollars in thousands)
Revenues
  Direct premiums written and assumed ............. $ 134,293  $ 169,569  $ 197,196  $ 158,964  $ 140,162
                                                    ========== ========== ========== ========== ==========
  Net premiums earned ............................. $  52,424  $  87,098  $  85,519  $  69,985  $  66,957
  Interest income, net ............................     4,849      3,927      4,281      3,632      2,540
  Interest income, net from related parties .......         -          -          -        371        380
  Realized investment gains, net ..................     1,036         57        144      2,654        794
  Fee for rescinded reinsurance treaties ..........         -     10,000          -          -          -
  Other income ....................................       278        164        301        101        261
                                                    ---------- ---------- ---------- ---------- ----------
Total revenues ....................................    58,587    101,246     90,245     76,743     70,932
                                                    ---------- ---------- ---------- ---------- ----------
Operating expenses
  Losses and loss adjustment expenses .............    36,050     68,659     64,999     52,550     50,712
  Policy acquisition costs ........................    10,673     21,195     16,882     10,869     10,239
  General and administrative expenses .............     9,474      9,126     10,557     11,549     12,473
  Interest expense ................................       885      1,494      2,255      2,240      2,234
                                                    ---------- ---------- ---------- ---------- ----------
Total operating expenses ..........................    57,082    100,474     94,693     77,208     75,658
                                                    ---------- ---------- ---------- ---------- ----------
Income (loss) from continuing operations before
  income taxes ....................................     1,505        772     (4,448)      (465)    (4,726)
Federal income tax benefit (provision) ............      (278)      (326)     1,347        (16)     1,680
                                                    ---------- ---------- ---------- ---------- ----------
Income (loss) from continuing operations ..........     1,227        446     (3,101)      (481)    (3,046)

Income (loss) from discontinued operations ........      (794)      (533)      (894)      (622)       284
Gain on sale of subsidiary ........................         -          -          -          -        671
                                                    ---------- ---------- ---------- ---------- ----------
Net income (loss) ................................. $     433  $     (87) $  (3,995) $  (1,103) $  (2,091)
                                                    ========== ========== ========== ========== ==========
Combined loss and underwriting expense ratio (2) ..       102%       111%       106%       108%       110%

BALANCE SHEET DATA
Cash and investments .............................. $  94,947  $  93,666  $ 104,760  $  73,378  $  68,276
Amounts due from related parties ..................         -          -          -      7,880     10,582
Total assets ......................................   223,351    256,836    273,498    234,809    229,855
Unpaid losses and loss adjustment expenses ........    80,701     98,460    100,173     84,756     92,606
Notes payable .....................................     9,410          -          -          -          -
Amounts due to related parties ....................    12,219        533        717          -          -
Debentures ........................................         -     24,000     24,000     24,000     24,000
Total liabilities .................................   174,090    210,097    228,647    191,067    186,855
Shareholder's equity ..............................    49,261     46,739     44,851     43,742     43,000

-----------------------------------------------------

(1)  All periods have been restated to reflect the results of L&W as a discontinued operation.  See Note 4 to Consolidated Financial Statements for more information.

(2)  Interest expense is not considered an underwriting expense and has been excluded from this ratio.  The rescission of two reinsurance treaties during 1999 increased the 1999 combined loss and underwriting expense ratio by four percentage points.  See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     References to Chandler USA which follow within this Item 7 refer to Chandler USA and its subsidiaries on a consolidated basis unless otherwise indicated.

     Chandler USA is engaged in various property and casualty insurance operations through its wholly owned subsidiaries, NAICO and CIMI. NAICO writes various property and casualty insurance products through three separate marketing programs: standard property and casualty, political subdivisions and surety bonds (including both bail bonds and construction bonds). The lines of insurance written by NAICO are commercial coverages consisting of automobile liability, workers compensation, surety, automobile physical damage, property, inland marine and other liability lines, which include general and professional liability lines. CIMI maintains certain wholesale operations related to NAICO's school districts and trucking programs.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. If management determines, as a result of its consideration of facts and circumstances, that changes in estimates and assumptions are appropriate, results of operations and financial position as reported in the consolidated financial statements may change significantly. Management has identified the following accounting policies as critical in understanding Chandler USA's reported financial results:

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

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

REINSURANCE RECOVERABLES

     Reinsurance recoverables on unpaid losses and loss adjustment expenses are similarly subject to changes in estimates and assumptions. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. In addition to factors noted above, estimates of reinsurance recoverables may prove uncollectible if the reinsurer is unable or unwilling to meet its responsibilities under the reinsurance contracts. Reinsurance contracts do not relieve an insurer from its obligation to policyholders.

OTHER

     See Note 1 to Consolidated Financial Statements for information related to other accounting and reporting policies.

ECONOMIC CONDITIONS

     The impact of a recession on Chandler USA would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the Southwest and Midwest areas of the United States. Approximately $127 million, or 90%, of NAICO's direct written premiums in 2002 were in the states of Oklahoma and Texas. An economic downturn in these states could have a significant adverse impact on Chandler USA. A recession might also cause defaults on fixed-income securities owned by NAICO. During 2002, the market value of NAICO's available for sale investments increased by $2.8 million due primarily to lower interest rates experienced during this time. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

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

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. Since the late 1980's, the industry has generally had excess underwriting capacity. This condition resulted in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO continues to experience competition, however, NAICO was able to increase its pricing for most coverages during 2001 and 2002, which has generally been the trend industry wide.
NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

DISCONTINUED OPERATIONS

     On December 20, 2002, Chandler USA completed the sale of its wholly owned subsidiary L&W to Brown & Brown, Inc. for $3,247,000 in cash and a $361,000 note receivable that is due on or before December 31, 2003. Chandler USA recorded an after-tax gain of $671,000 on the sale based on the minimum purchase price for the transaction, after deducting Chandler USA's goodwill related to L&W of $2,350,000, equity in L&W of $224,000 and approximately $400,000 of expenses in connection with the sale. The gain on the sale may be increased over the next three years depending on certain adjustments to the purchase price as defined in the terms of the transaction, with a maximum purchase price of $6.0 million. The transaction was effective December 1, 2002.

     L&W is expected to continue to be a significant producer of business for NAICO. Retail business produced by L&W and placed with NAICO constituted approximately 8% of NAICO's direct premiums written and assumed in 2002. Chandler USA will maintain certain wholesale operations related to NAICO's school districts and trucking programs through CIMI, an underwriting manager that was established in December 2002. L&W previously functioned as Chandler USA's agency segment and is presented as discontinued operations.

     Chandler USA agreed to indemnify Brown & Brown, Inc. for any breach of a representation, warranty or covenant made in connection with the sale for a period of three years, and has deposited cash in the amount of $500,000 into a trust account for the benefit of Brown & Brown, Inc. as security. Prior to completing the sale, L&W transferred its real estate to NAICO, and transferred substantially all of its remaining assets and liabilities, primarily premiums receivable and premiums payable, to Chandler USA through a shareholder dividend.

ANALYSIS OF INSURANCE PROGRAM RESULTS OF OPERATIONS

     The following tables summarize the net premiums earned and the financial year (losses incurred and recognized by Chandler USA regardless of the year in which the claim occurred) and accident year (losses incurred by Chandler USA for a particular year regardless of the period in which Chandler USA recognizes the costs) loss ratios (computed by dividing losses and loss adjustment expenses by net premiums earned) in each of the years presented. The first table is summarized by major insurance program and includes all lines of insurance written in each program. The second table is summarized by line of insurance written and includes all net premiums earned and net losses and loss adjustment expenses incurred from all insurance programs for that particular line. See "Premiums Earned" and "Losses and Loss Adjustment Expenses."

                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                       2000       2001       2002
                                                    ---------- ---------- ----------
                                                         (Dollars in thousands)
INSURANCE PROGRAMS
---------------------------------------------------
STANDARD PROPERTY AND CASUALTY
  Net premiums earned ............................. $  62,823  $  53,130  $  49,570
  Financial year loss ratio .......................      76.6%      71.0%      81.1%
  Accident year loss ratio ........................      77.4%      54.7%      58.9%
POLITICAL SUBDIVISIONS
  Net premiums earned ............................. $  12,826  $  12,534  $  13,829
  Financial year loss ratio .......................      80.6%      91.1%      55.9%
  Accident year loss ratio ........................      98.2%      67.3%      35.5%
SURETY BONDS
  Net premiums earned ............................. $   6,467  $   4,125  $   3,310
  Financial year loss ratio .......................      35.1%      56.7%      59.4%
  Accident year loss ratio ........................      14.3%      72.9%      19.2%
OTHER (1)
  Net premiums earned ............................. $   3,403  $     196  $     248
  Financial year loss ratio .......................     124.9%     555.4%     332.7%
  Accident year loss ratio ........................     118.4%     107.3%      79.9%
TOTAL
  Net premiums earned ............................. $  85,519  $  69,985  $  66,957
  Financial year loss ratio .......................      76.0%      75.1%      75.7%
  Accident year loss ratio ........................      77.4%      58.2%      52.2%

--------------------------------------

(1)  This category is comprised primarily of the run-off of discontinued programs and
     NAICO's participation in various mandatory workers compensation pools and assigned risks.


                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                       2000       2001       2002
                                                    ---------- ---------- ----------
                                                         (Dollars in thousands)
LINES OF INSURANCE
---------------------------------------------------
AUTOMOBILE LIABILITY
  Net premiums earned ............................. $  17,517  $  13,386  $  16,526
  Financial year loss ratio .......................      78.1%      70.0%      81.2%
  Accident year loss ratio ........................      75.9%      60.4%      70.6%
OTHER LIABILITY
  Net premiums earned ............................. $  20,992  $  17,470  $  16,458
  Financial year loss ratio .......................      55.6%      57.4%      80.2%
  Accident year loss ratio ........................      51.7%      36.3%      62.3%
WORKERS COMPENSATION
  Net premiums earned ............................. $  21,161  $  16,449  $  14,808
  Financial year loss ratio .......................      70.4%     105.4%      99.4%
  Accident year loss ratio ........................      85.1%      67.7%      50.7%
AUTOMOBILE PHYSICAL DAMAGE
  Net premiums earned ............................. $  11,434  $  12,174  $   9,552
  Financial year loss ratio .......................      85.5%      52.0%      35.3%
  Accident year loss ratio ........................      91.8%      48.6%      33.1%
PROPERTY
  Net premiums earned ............................. $   3,377  $   4,806  $   5,543
  Financial year loss ratio .......................     179.5%      92.8%      49.9%
  Accident year loss ratio ........................     179.0%      97.4%      25.4%
SURETY
  Net premiums earned ............................. $   6,760  $   4,125  $   3,310
  Financial year loss ratio .......................      33.4%      56.7%      59.4%
  Accident year loss ratio ........................      14.3%      72.9%      19.2%
INLAND MARINE
  Net premiums earned ............................. $   1,088  $   1,256  $     760
  Financial year loss ratio .......................     141.9%     143.0%      99.7%
  Accident year loss ratio ........................     197.4%     122.8%      40.6%
ACCIDENT AND HEALTH
  Net premiums earned ............................. $   3,190  $     319  $       -
  Financial year loss ratio .......................     160.9%     281.2%         -%
  Accident year loss ratio ........................     121.4%         -%         -%
TOTAL
  Net premiums earned ............................. $  85,519  $  69,985  $  66,957
  Financial year loss ratio .......................      76.0%      75.1%      75.7%
  Accident year loss ratio ........................      77.4%      58.2%      52.2%


PREMIUMS EARNED

     The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance for each year presented:


                                             GROSS PREMIUMS EARNED        NET PREMIUMS EARNED
                                          --------------------------  --------------------------
        INSURANCE PROGRAMS                  2000     2001     2002      2000     2001     2002
----------------------------------------- -------- -------- --------  -------- -------- --------
                                                              (In thousands)
Standard property and casualty .......... $139,051 $128,554 $106,051  $ 62,823 $ 53,130 $ 49,570
Political subdivisions ..................   34,353   34,178   35,159    12,826   12,534   13,829
Surety bonds ............................   13,691    8,796    5,104     6,467    4,125    3,310
Other ...................................    3,672       71      249     3,403      196      248
                                          -------- -------- --------  -------- -------- --------
TOTAL ................................... $190,767 $171,599 $146,563  $ 85,519 $ 69,985 $ 66,957
                                          ======== ======== ========  ======== ======== ========


                                             GROSS PREMIUMS EARNED        NET PREMIUMS EARNED
                                          --------------------------  --------------------------
        LINES OF INSURANCE                  2000     2001     2002      2000     2001     2002
----------------------------------------- -------- -------- --------  -------- -------- --------
                                                              (In thousands)
Other liability ......................... $ 37,543 $ 36,166 $ 36,078  $ 20,992 $ 17,470 $ 16,458
Workers compensation ....................   61,888   57,585   41,958    21,161   16,449   14,808
Automobile liability ....................   31,427   27,237   27,143    17,517   13,386   16,526
Automobile physical damage ..............   13,224   13,516   10,745    11,434   12,174    9,552
Property ................................   22,682   22,377   22,722     3,377    4,806    5,543
Surety ..................................   13,983    8,796    5,104     6,760    4,125    3,310
Inland marine ...........................    6,626    5,580    2,813     1,088    1,256      760
Accident and health .....................    3,394      342        -     3,190      319        -
                                          -------- -------- --------  -------- -------- --------
TOTAL ................................... $190,767 $171,599 $146,563  $ 85,519 $ 69,985 $ 66,957
                                          ======== ======== ========  ======== ======== ========

     Gross premiums earned decreased 10% and 15% in 2001 and 2002, respectively, as NAICO focused on improving underwriting profitability in its core programs by re-underwriting and re-pricing the business and discontinuing certain classes of business. Increases in premium rates partially offset the decrease in premium production. Net premiums earned decreased 18% and 4% in 2001 and 2002, respectively. Effective October 1, 2000, NAICO purchased quota share reinsurance which reduced NAICO's net retention for its casualty and workers compensation lines of business and also reduced net premiums earned. This quota share reinsurance expired effective January 1, 2002 and NAICO elected not to renew it. The quota share reinsurance reduced net premiums earned by $3.2 million, $11.3 million and $4.6 million in 2000, 2001 and 2002, respectively.

     Gross premiums earned in the standard property and casualty program decreased 8% and 18% in 2001 and 2002, respectively. The decreases in 2001 and 2002 were due primarily to discontinuing certain accounts and classes of business where rates were not believed to be adequate. Increases in premium rates partially offset the decrease in premium production. Gross premiums earned in Texas decreased $4.2 million and $13.7 million in 2001 and 2002, respectively, and gross premiums earned in Oklahoma decreased $6.9 million and $7.2 million in 2001 and 2002, respectively. Net premiums earned decreased 15% and 7% in 2001 and 2002, respectively. The quota share reinsurance reduced net premiums earned by $2.7 million, $9.5 million and $3.8 million in this program in 2000, 2001 and 2002, respectively.

     Gross premiums earned in the political subdivisions program decreased 1% in 2001 and increased 3% in 2002. Gross premiums earned in the school districts portion of the program increased $1.2 million and $4.5 million in 2001 and 2002, respectively, due primarily to increased premium rates in Oklahoma. This was largely offset by a decrease in gross premiums earned for the municipalities portion of the program. Net premiums earned decreased 2% in 2001 and increased 10% in 2002. The quota share reinsurance reduced net premiums earned by $504,000, $1.8 million and $835,000 in this program in 2000, 2001 and 2002, respectively.

     Gross premiums earned in the surety bond program decreased 36% and 42% in 2001 and 2002, respectively. The decreases are primarily due to stricter underwriting policies and a reduction in the number of appointed agents that produce this business as NAICO focuses on improving underwriting profitability in this program. Net premiums earned in the surety bond program decreased 36% and 20% in 2001 and 2002, respectively.

     Other programs in the preceding table include premiums from the runoff of various programs which are no longer offered by NAICO, NAICO's participation in various mandatory pools covering workers compensation for insureds that were unable to purchase this coverage from an insurance company on a voluntary basis, and direct assignments to write workers compensation for such insureds in certain states in lieu of participating in related pools.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At December 31, 2002, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Government and high-quality corporate bonds, with approximately 14% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from Chandler Barbados on intercompany loans.

     Net interest income from continuing operations, excluding interest income from Chandler Barbados, decreased 15% and 30% in 2001 and 2002, respectively. The decreases in 2001 and 2002 were due primarily to lower interest rates and a reduction in invested assets. Cash and invested assets decreased from $104.8 million at December 31, 2000 to $73.4 million and $68.3 million at December 31, 2001 and 2002, respectively. This decrease resulted primarily from the reduction in premiums written during 2001 and 2002, the payment of claims for prior years and an increase in intercompany loans to Chandler Barbados. The increase in intercompany loans during 2001 was primarily to provide financing for a going private transaction for Chandler Insurance. Interest income from Chandler Barbados was $371,000 and $380,000 during 2001 and 2002, respectively. Chandler USA did not have any interest income from Chandler Barbados during 2000. See Liquidity and Capital Resources.

     Net realized investment gains were $144,000, $2,654,000 and $794,000 in 2000, 2001 and 2002, respectively. The net realized investment gains in 2001 and 2002 resulted primarily from sales of fixed maturity investments available for sale to provide cash for operating activities due to the decrease in written premiums.

     The average net yield on the portfolio, including net realized investment gains, was 4.5%, 7.7% and 4.8% in 2000, 2001 and 2002, respectively. The average net yield on the portfolio, excluding net realized investment gains, was 4.3%, 4.4% and 3.7% for 2000, 2001 and 2002, respectively. Chandler USA excludes interest income from related parties when calculating its average net yield on the portfolio. Chandler USA's average net yield has been reduced by investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduce Chandler USA's average net yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans. Based on information provided by the premium finance company, the outstanding balance of premiums financed at December 31, 2002 was approximately $11 million. The average yield on the portfolio before deducting investment expenses was 6.1%, 5.9% and 4.4% in 2000, 2001 and 2002, respectively, excluding capital gains.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     Chandler USA estimates losses and loss adjustment expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and are periodically reviewed by independent professional actuaries. See "BUSINESS - Reserves."

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 76.0%, 75.1% and 75.7% in 2000, 2001 and 2002, respectively. Weather-related losses (net of applicable reinsurance) from wind and hail were $2.9 million, $2.0 million and $1.5 million in 2000, 2001 and 2002, respectively, and increased the respective loss ratios by 3.4, 2.9 and 2.2 percentage points. During 2001, the decline in weather-related losses and increases in premium rates resulted in improved loss ratios for the standard property and casualty and political subdivisions programs for the 2001 accident year. However, these improvements were offset by adverse loss development experienced during 2001 related to prior accident years totaling $12.7 million. This adverse loss development was due primarily to increased loss severity in the standard property and casualty and political subdivisions programs. A substantial part of this loss development was for workers compensation losses in the 1999 accident year. NAICO's net retention for workers compensation losses increased substantially in 1999 due to the rescission of certain reinsurance treaties covering this line of business. Also contributing to the adverse loss development were provisions for potentially uncollectible reinsurance and deductibles of approximately $1.2 million during 2001, an increase in losses in the surety bond program and approximately $878,000 in losses for the runoff of the discontinued group accident and health program.

     During 2002, NAICO experienced adverse loss development related to prior accident years totaling $15.8 million primarily in the standard property and casualty program including both liability lines and workers compensation.
This adverse development is generally the result of ongoing analysis of recent loss development trends that reflect an increase in loss severity within the 1997-2000 accident years. The adverse loss development included approximately $2.0 million for provisions for potentially uncollectible reinsurance and deductibles.

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

     The following table sets forth Chandler USA's policy acquisition costs from continuing operations for each of the three years ended December 31, 2000, 2001 and 2002:

                                                  YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                                2000       2001       2002
                                             ---------- ---------- ----------
                                                      (In thousands)
Commissions expense ........................ $  30,851  $  23,241  $  20,151
Other premium related assessments ..........       989        463      1,397
Premium taxes ..............................     4,487      4,276      2,764
Excise taxes ...............................       351        234        240
Dividends to policyholders .................       190        143        105
Other expense ..............................       176        295        567
                                             ---------- ---------- ----------
Total direct expenses ......................    37,044     28,652     25,224

Indirect underwriting expenses .............     9,139      9,099      8,135
Commissions received from reinsurers .......   (32,447)   (27,325)   (22,309)
Adjustment for deferred acquisition costs ..     3,146        443       (811)
                                             ---------- ---------- ----------
Net policy acquisition costs ............... $  16,882  $  10,869  $  10,239
                                             ========== ========== ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 23.4%, 23.7% and 23.8% in 2000, 2001 and 2002, respectively. For these periods, commission expense as a percentage of gross written and assumed premiums was 15.6%, 14.6% and 14.4%. Indirect underwriting expenses were 4.6%, 5.7% and 5.8% of total direct written and assumed premiums in 2000, 2001 and 2002, respectively. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Premium taxes decreased $1.5 million in 2002 due to the decrease in written premiums, a decrease in expenses associated with guaranty fund assessments and the elimination of a 2% tax on workers compensation premiums written in Oklahoma. However, an increase in premium related assessments in Oklahoma offset part of this savings. Expenses associated with guaranty fund assessments, net of applicable premium tax credits, were approximately $252,000, $489,000 and $31,000 in 2000, 2001 and 2002, respectively. NAICO may receive additional guaranty fund assessments in the future related to Reliance or other insolvent insurance companies. At this time, NAICO is unable to estimate the amount of such assessments.

     Commissions received from reinsurers included $3.4 million, $4.6 million and $744,000 in 2000, 2001 and 2002, respectively, for the quota share reinsurance purchased in the fourth quarter of 2000. Net policy acquisition costs decreased $1.5 million, $4.9 million and $2.3 million in 2000, 2001 and 2002, respectively, due to the purchase of the quota share reinsurance, net of the adjustment for deferred acquisition costs.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses from continuing operations were 5.5%, 6.7% and 8.5% of gross premiums earned in 2000, 2001 and 2002, respectively. General and administrative expenses included $297,000 for settlement of certain litigation, and $736,000 for a reserve for receivables related to certain derivative claims. Amortization of Chandler USA's state insurance licenses and goodwill was discontinued effective January 1, 2002 due to the implementation of Statement of Financial Accounting Standard No. 142. Amortization expense from continuing operations was $529,000 and $150,000 in 2000 and 2001, respectively, for these items. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors, including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's revenues.

INTEREST EXPENSE

     Interest expense decreased less than 1% in 2001 and 2002. Substantially all of Chandler USA's interest expense is related to the $24 million of outstanding debentures. See "Liquidity and Capital Resources."

NET LOSS

     As a result of the factors described above, Chandler USA reported a loss from continuing operations of $3.1 million, $481,000 and $3.0 million in 2000, 2001 and 2002, respectively, and a net loss of $4.0 million, $1.1 million and $2.1 million in 2000, 2001 and 2002, respectively.

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

     During 2000, Chandler USA provided $10.7 million in cash from operations. During 2001, Chandler USA used $27.8 million in cash from operations due primarily to decreases in unpaid losses and loss adjustment expenses, unearned premiums and premiums payable that resulted from the decrease in written premiums in 2001, and from the payment of claims for prior years. During 2002, Chandler USA used $7.5 million in cash from operations due primarily to a decrease in premiums payable that resulted from the reduction in reinsurance premiums ceded.

     Cash flows from investing activities were primarily the result of normal
purchases and sales of investment securities.   Net realized investment gains
before income taxes were $144,000, $2,654,000 and $794,000 during 2000, 2001 and 2002, respectively, from the sale of investments. NAICO received proceeds of $14.2 million, $73.1 million and $31.5 million during 2000, 2001 and 2002, respectively, from the sale of available for sale fixed-income securities prior to their maturity. The proceeds and related net realized investment gains in 2001 and 2002 provided cash for operating activities due to the decrease in written premiums. The average maturity of NAICO's investments was
3.3 years and 3.1 years at December 31, 2001 and 2002, respectively. Cash flows from investing activities also included $3.8 million from a sale and leaseback transaction for certain equipment owned by Chandler USA during 2001. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.8 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has exercised its option to repurchase the equipment at the end of the lease for approximately $3.0 million and will amortize the deferred gain into income over the last year of the lease. See Note 11 to Consolidated Financial Statements. Cash flows from investing activities also included proceeds from the sale of L&W in 2002 of $3.1 million net of cash disposed of as part of the sale. See Note 4 to Consolidated Financial Statements for more information.

     NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. Chandler USA has deposited cash into a trust account as security related to certain indemnification provisions related to its sale of L&W. At December 31, 2002, the total amount of cash and investments restricted as a result of these arrangements was $8.0 million.

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

     During 2001, Chandler USA and Chandler Barbados entered into an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2001 and 2002, Chandler Barbados owed approximately $7.9 million and $10.6 million, respectively, to Chandler USA, and Chandler USA earned $371,000 and $380,000 in interest income from Chandler Barbados during 2001 and 2002, respectively.

     Reliance reinsured NAICO for certain workers compensation risks during 1998. At December 31, 2002, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses of approximately $2.8 million. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. At this time, NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected and has fully reserved the carrying value of such amounts as of December 31, 2002.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO did not incur any charges for uncollectible reinsurance recoverables from reinsurers in 2000. During 2001 and 2002, NAICO incurred charges of $454,000 and $1.7 million, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

LITIGATION

     Chandler Insurance and certain of its subsidiaries and affiliates, including Chandler USA, were previously involved in various matters of litigation with CenTra, Inc. ("CenTra"). In the CenTra litigation, certain officers and directors of Chandler USA and Chandler Insurance were named as defendants. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. These expenses together with certain other expenses may be recovered from Chandler Insurance's director and officer liability insurance policy (the "D&O Insurer"). As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance of $2,820,000 and $885,000 is included in other assets in Chandler Barbados' and Chandler USA's respective balance sheets. Chandler Insurance and its subsidiaries contend they are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. The D&O Insurer contends that certain policy provisions exclude coverage for these claims. On August 22, 2001, Chandler Insurance and its subsidiaries, including Chandler USA, filed an action in the State District Court in Oklahoma City, Oklahoma ("Oklahoma State Court") alleging that the director and officer liability insurance policies should be rescinded and seeking repayment of more than $5 million in premiums they previously paid. Chandler Insurance and its subsidiaries are currently involved in litigation with the insurer for payment of the policy balance or rescission and repayment of premiums previously paid. The litigation is pending in the Oklahoma State Court. The case is still in the early pleading stages and Chandler USA cannot predict the date of resolution or the outcome of this case. Chandler Insurance and its subsidiaries may or may not recover the remaining policy limits or the previously paid premiums and could incur significant costs in resolving this matter.

     Transamerica reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.5 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 2002. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities. While the outcome of these matters cannot be predicted with certainty, Chandler USA does not expect these matters to have a material adverse effect on its financial condition, results of operations or cash flows.

NEW ACCOUNTING STANDARDS

     See Note 1 to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

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

     As of December 31, 2002, substantially all of the investments of NAICO were in fixed-maturity investments (rated Aa3 or AA or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts and a collateralized repurchase agreement. NAICO does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                Estimated
                                                                             fair value after
                                                         Hypothetical          hypothetical
                                    Fair value at         change in              change in
                                     December 31,        interest rate         interest rate
                                ----------------------  (bp=basis points) ----------------------
                                   2001        2002                          2001        2002
                                ----------  ----------  ----------------- ----------  ----------
                                (Dollars in thousands)                    (Dollars in thousands)

Fixed-maturity investments .... $  68,894   $  58,327   100 bp increase.. $  66,949   $  56,630
                                                        200 bp increase..    65,085      55,022
                                                        100 bp decrease..    70,928      60,126
                                                        200 bp decrease..    73,053      62,034

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2002 would reduce the estimated fair value of NAICO's fixed-maturity investments by approximately $3.3 million at that date.

     Chandler USA is obligated for senior debentures that have a maturity date of July 16, 2014. The debentures have a fixed interest rate of 8.75%. At December 31, 2002, the fair value of Chandler USA's debentures was estimated to be $23 million based on quoted market prices for similar securities. Chandler USA's debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.25% at December 31, 2002. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has exercised its option to repurchase the equipment at the end of the lease for approximately $3.0 million and will amortize the deferred gain into income over the final year of the lease.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15 (a) 1.

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


NAME                    AGE   POSITION
---------------------  -----  ------------------------------------------------------------------
W. Brent LaGere          57   Chairman of the Board, Chief Executive Officer, Compensation
                                Committee Member and Director.

Mark T. Paden            46   President, Chief Operating Officer, Compensation Committee Member
                                and Director.

Brenda B. Watson         62   Executive Vice President of NAICO.

Richard L. Evans         56   Senior Vice President and Director.

R. Patrick Gilmore       51   Senior Vice President, Secretary, General Counsel and Director.

Mark C. Hart             47   Vice President - Finance, Chief Financial Officer and Treasurer.

Larry B. McMillon        58   Vice President - Administration.

Robert L. Rice           68   Audit Committee Chairman and Director.

W. Scott Martin          52   Audit Committee Member and Director.

K.R. Price               65   Audit Committee Member and Director.

William T. Keele         66   Director.


     W. BRENT LAGERE has been a director, Chairman of the Board and Chief Executive Officer of Chandler USA since 1988. Since 1988, Mr. LaGere has served in officer and director capacities for various subsidiaries of Chandler USA pursuant to an employment contract with Chandler USA. Mr. LaGere serves as Chairman of the Board and Chief Executive Officer of Chandler Insurance and is a director of Chandler Barbados. Mr. LaGere served as an officer and a director of L&W prior to December 1, 2002.

     MARK T. PADEN has served as President of Chandler USA and NAICO since May 2001 and as Chief Operating Officer of Chandler USA and NAICO since May 1998. From May 1998 to May 2001, Mr. Paden also served as Executive Vice President of Chandler USA and NAICO. Mr. Paden has served as Chief Financial Officer of NAICO from January 1988 through May 2001 and also served as Vice President-Finance of NAICO from January 1988 through May 1998. Mr. Paden has been a director of Chandler USA since July 1988 and NAICO since November 1992. Mr. Paden also serves as a director and President of Chandler Insurance. Mr. Paden served as an officer and a director of L&W prior to December 1, 2002.

     BRENDA B. WATSON has been Executive Vice President of NAICO since August 1987. Since October 1988, she has served in officer and director capacities for various subsidiaries of Chandler USA pursuant to an employment contract with Chandler USA. Ms. Watson also serves as Executive Vice President of Chandler Insurance. Ms. Watson served as an officer of L&W prior to December 1, 2002.

     RICHARD L. EVANS has been a director of Chandler USA since May 1990. He has been Senior Vice President of Chandler USA and NAICO since March 1999, and served as Vice President of NAICO since 1987, and of Chandler USA since 1989. Mr. Evans also serves as Senior Vice President of Chandler Insurance. Mr. Evans served as an officer of L&W prior to December 1, 2002.

     R. PATRICK GILMORE has served as General Counsel for Chandler USA and its subsidiaries since 1988 and currently serves as corporate Secretary and Senior Vice President. Mr. Gilmore has been a director of Chandler USA since May 1990 and NAICO since September 2000. Mr. Gilmore served as an officer and a director of L&W prior to December 1, 2002.

     MARK C. HART has served as Vice President-Finance and Treasurer of Chandler USA and NAICO since May 1998, and has served as Chief Financial Officer of Chandler USA and NAICO since May 2001. Mr. Hart has also served as Vice President of Chandler USA since March 1994. Mr. Hart also serves as Vice President-Accounting, Chief Financial Officer and Treasurer of Chandler Insurance. Mr. Hart served as an officer of L&W prior to December 1, 2002.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Forms 3, 4 and 5, any amendments thereto furnished to Chandler USA pursuant to the rules of the Securities and Exchange Commission, or written representations from certain reporting persons presented to Chandler USA, all such reports required to be filed by reporting persons have been filed in a timely fashion during the fiscal year ended December 31, 2002.

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

                                                   SUMMARY COMPENSATION TABLE
                                                     ANNUAL COMPENSATION (1)
                                        -------------------------------------------------------
                                                                       OTHER ANNUAL  ALL OTHER
                                                   SALARY     BONUS    COMPENSATION COMPENSATION
NAME AND PRINCIPAL POSITION               YEAR       ($)      ($)(2)      ($)(3)       ($)(4)
--------------------------------------- -------- ---------- ---------- ------------ ------------
W. Brent LaGere                           2002   $ 507,410  $ 484,120  $  299,485   $    49,332
  Chairman of the Board and CEO           2001     464,376    305,000     109,743        46,381
  of Chandler USA and NAICO               2000     414,922    150,000       N/A          39,525

Mark T. Paden                             2002     295,481    403,348      77,861         5,749
  President and COO of Chandler USA       2001     293,295    225,000       N/A           5,502
  and NAICO                               2000     238,865    150,000       N/A           5,225

Brenda B. Watson                          2002     244,448          -       N/A          11,526
  Executive Vice President                2001     238,904          -       N/A          10,372
  of NAICO                                2000     230,987     84,936       N/A           9,725

Richard L. Evans                          2002     245,899      4,500       N/A           7,928
  Senior Vice President - Claims of       2001     238,713          -       N/A           7,261
  Chandler USA and NAICO                  2000     232,219          -       N/A           6,525

R. Patrick Gilmore                        2002     216,790          -       N/A           5,405
  Senior Vice President, Secretary and    2001     210,460          -       N/A           3,837
  General Counsel of Chandler USA         2000     204,119          -       N/A           3,808
  and NAICO

---------------------------------------

(1)  Amounts shown include cash and non-cash compensation earned and received by the Named
     Executives as well as amounts earned but deferred at their election.

(2)  All Named Executives are eligible to receive bonuses based upon various factors.

(3)  The amounts shown under this column represent various perquisites and other personal benefits including any associated tax reimbursements to the Named Executives.  Amounts that did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any Named Executive have been excluded.  Substantially all of the amounts shown in this column represent payment of various personal expenses, none of which individually exceeded 25% of total perquisites for the Named Executive.  Tax gross-ups for the personal expenses in 2002 were $118,459 for Mr. LaGere and $33,231 for Mr. Paden.

(4)  The amounts shown under this column include contributions by Chandler USA's subsidiaries to a 401(k) plan ($4,100 each for Mr. LaGere and Ms. Watson, $3,850 each for Mr. Paden and
     Mr. Evans, and $2,980 for Mr. Gilmore), and the premiums paid or to be paid by Chandler
     USA's subsidiaries under life insurance arrangements with the Named Executives.  A portion of the premiums ($28,700, $31,300 and $33,600 in 2000, 2001 and 2002, respectively) were paid under split dollar life insurance plans.  Under these plans, Chandler USA's subsidiaries pay the premiums for life insurance issued to the Named Executive.  Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the Named Executive cancels and surrenders the policy.


OPTIONS EXERCISED AND HOLDINGS

     No options were granted to or exercised by the Named Executives during 2002 and there were no unexercised options held by the Named Executives as of December 31, 2002.

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

     Chandler USA has an employment agreement with Brenda B. Watson, an executive officer of NAICO. Under this agreement, Ms. Watson's base compensation is established at not less than $125,000 per year. The agreement terminates on December 31, 2003, unless earlier terminated by Chandler USA for cause, as defined in the agreement. In the event that Ms. Watson is terminated without cause, she is entitled to receive her base compensation through the termination date. In addition to her base compensation, Ms. Watson is eligible to receive certain benefits and to participate in an incentive bonus plan offered by Chandler USA and its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the common stock of Chandler USA, its sole class of common equity, is owned by Chandler Barbados, which is a wholly owned subsidiary of Chandler Insurance.

     The following table sets forth the number and percentage of outstanding shares of each class of the capital stock of Chandler Insurance that, as of February 28, 2003, are beneficially owned by (i) each director of Chandler USA and Chandler Insurance, (ii) Chandler USA's Chairman and Chief Executive Officer and each of Chandler USA's four other most highly compensated executive officers for services rendered for the fiscal year ended December 31, 2002 and
(iii) all current directors and executive officers as a group:

                                                                             BENEFICIAL OWNERSHIP
                                                            -------------------------------------------------------
                                                             TYPE OF CAPITAL SHARES      NUMBER OF
NAME OF DIRECTOR OR EXECUTIVE OFFICER                        OF CHANDLER INSURANCE   CAPITAL SHARES (1) PERCENT (2)
----------------------------------------------------------  ------------------------ ------------------ -----------
W. Brent LaGere (3) ......................................  Class A Common Shares              500,661       80.0%
                                                            Series A Preferred Shares           75,152       18.8%

Mark T. Paden ............................................  Class A Common Shares              125,165       20.0%
                                                            Series A Preferred Shares           17,610        4.4%

Brenda B. Watson (4) .....................................  Series A Preferred Shares           18,024        4.5%
                                                            Series B Preferred Shares           35,542        8.0%

Richard L. Evans .........................................  Series A Preferred Shares           27,272        6.8%
                                                            Series B Preferred Shares           32,250        7.3%

R. Patrick Gilmore .......................................  Series B Preferred Shares           11,000        2.5%

Robert L. Rice ...........................................              -                            -          -%

W. Scott Martin ..........................................  Series C Preferred Shares           31,500        4.4%

K.R. Price (5) ...........................................  Series C Preferred Shares          146,200       20.5%

William T. Keele (6) .....................................  Series C Preferred Shares          142,417       19.9%

Steven R. Butler (7) .....................................  Series C Preferred Shares            3,200          *%

All directors and officers as a group (12 persons) (8) ...  Class A Common Shares              625,826      100.0%
                                                            Series A Preferred Shares          162,776       40.8%
                                                            Series B Preferred Shares           78,792       17.8%
                                                            Series C Preferred Shares          323,317       45.2%

----------------------------------------------------------

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

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance, 399,110 Series A Preferred Shares of Chandler Insurance,
     441,580 Series B Preferred Shares of Chandler Insurance and 714,569 Series C Preferred Shares of Chandler Insurance
     outstanding on February 28, 2003.

(3)  Includes (i) 348,390 Class A Common Shares of Chandler Insurance owned by the W. Brent LaGere Irrevocable Trust (the
     "Trust") and (ii) 22,500 Class A Common Shares of Chandler Insurance owned by W&L Holding Corp. ("W&L Holding"), a corporation 100% of which is owned by the Trust.  Mr. LaGere holds an irrevocable proxy for the Class A Common Shares owned by the Trust and W&L Holding.  Mr. LaGere disclaims beneficial ownership of the shares held by the Trust and W&L
     Holding.  The business address of Mr. LaGere is 1010 Manvel Avenue, Chandler, Oklahoma 74834.

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


SHAREHOLDERS HOLDING OVER FIVE PERCENT

     Listed below are persons, other than those listed previously, who are known by Chandler USA to own beneficially more than 5% of Chandler Insurance's Class A Common Shares as of February 28, 2003. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the common shares beneficially owned.


                                                                  BENEFICIAL OWNERSHIP
                                                         ---------------------------------------
NAME OF SHAREHOLDER                                       NUMBER OF SHARES (1)     PERCENT (2)
-------------------------------------------------------- ----------------------  ---------------
Malinda Laird, Matthew LaGere and Lance LaGere, Trustees
  of the W. Brent LaGere Irrevocable Trust
  1010 Manvel Avenue, Chandler, Oklahoma 74834 .........           370,890 (3)           59.3%

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

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance outstanding on February 28,
     2003.

(3)  Includes 370,890 Class A Common Shares of Chandler Insurance held by the Trust, of which
     22,500 Class A Common Shares are directly owned by W&L Holding, which is 100% owned by the
     Trust.  Mr. LaGere holds an irrevocable proxy for the Class A Common Shares owned by the
     Trust and W&L Holding.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Chandler USA leases a rural property from Davenport Farms, Inc. ("Davenport Farms"), a corporation owned by Messrs. LaGere, Evans and Paden. Chandler USA has placed three mobile homes on the property, drilled a water well connected to the mobile homes and made other smaller improvements to the property. Its personnel maintains these improvements. These mobile homes and the property provide hunting, fishing, lodging, dining and other outdoor recreational activities for the entertainment of customers and business associates of Chandler USA and/or its subsidiaries. Chandler USA pays no rent to Davenport Farms but reimburses it for one-half of the utilities and for hunting supplies. Chandler USA has also agreed to indemnify Davenport Farms for claims arising out of its use of the property. Chandler USA retains the right to remove all structures located upon the property when the lease terminates. In 2000, 2001 and 2002, Chandler USA incurred approximately $265,000, $263,000 and $255,000, respectively, in expenses associated with its use of this property, including $9,000, $25,000 and $18,000 paid to Davenport Farms for reimbursement of certain expenses, such as utility and similar expenses, for the years 2000, 2001 and 2002, respectively.

     Prior to May 1, 1997, Benjamin T. Walkingstick was an employee of Chandler USA pursuant to an employment agreement dated October 28, 1988 (the "Employment Agreement") and served as an executive officer and director of Chandler USA and certain of it subsidiaries. Effective May 1, 1997, Mr. Walkingstick resigned these positions and ceased to be an employee of Chandler USA. He continued to be a consultant to Chandler USA and its subsidiaries pursuant to the Employment Agreement and continued to receive compensation under the Employment Agreement through October 2000. In March 2001, Chandler USA entered into a consulting agreement (the "Consulting Agreement") with Mr. Walkingstick. The Consulting Agreement has a term of five years with monthly payments of $12,500. Mr. Walkingstick received $125,000 and $150,000 in compensation under the Consulting Agreement during 2001 and 2002, respectively.

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

     During the fourth quarter of 2002, Chandler USA's board of directors approved the cancellation and release of certain judgments against three directors of Chandler USA and one executive officer of NAICO that resulted from the CenTra litigation. The amounts canceled included $233,122 for Mr. LaGere, $136,467 for Ms. Watson, $99,338 for Mr. Evans and $72,142 for Mr. Paden. The board's action followed a ruling during August 2002 by the U.S. District Court for the Western District of Oklahoma denying CenTra's claim for post-judgment interest from Chandler Insurance of approximately $2.5 million.

     Chandler USA believes that all transactions, including loans, with directors, officers, or shareholders of Chandler USA and its subsidiaries are and will continue to be on terms no less favorable to Chandler USA and its subsidiaries than could be obtained from unaffiliated parties.

ITEM 14.  CONTROLS AND PROCEDURES

     Chandler USA's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Chandler USA's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report. Based on such evaluation, such officers have concluded that Chandler USA's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Chandler USA (including its consolidated subsidiaries) required to be included in Chandler USA's periodic filings under the Exchange Act. There have not been any significant changes in Chandler USA's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2002, together with the related notes thereto and the report of Tullius Taylor Sartain & Sartain LLP, independent auditors on such financial statements as of December 31, 2001 and 2002 and for the two years ended December 31, 2002, and the report of Deloitte & Touche LLP, independent auditors on such financial statements for the year ended December 31, 2000, are filed as a part of this Form 10-K. See accompanying Index on page F-1.

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

            4.1 Form of Indenture entered into by and between Chandler USA as issuer and U.S. Trust of Texas, N.A. as trustee. (1)

           10.1 Employment Agreement, effective as of October 28, 1988, by and between Chandler USA and Brent LaGere. (1)

           10.2 Employment Agreement, effective as of October 28, 1988, by and between Chandler USA, and Brenda B. Watson
                 (formerly Brenda B. Pair).  (1)

           10.3 Amendment to Employment Agreement, effective as of January 1, 1999, by and between Chandler USA and Brenda B. Watson. (1)

           10.4 Intercompany Credit Agreement effective as of January 1, 2001, by and between Chandler USA and Chandler Barbados. (2)

           10.5 Stock Purchase Agreement effective as of December 1, 2002, by and among Brown & Brown, Inc., Chandler USA, Chandler Insurance, NAICO, W. Brent LaGere and Mark T. Paden.

           21.1  Subsidiaries of the registrant.

           99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

-------------------------------

            (1) Previously filed as an exhibit to Registration No. 333-76393 on Form S-1 and incorporated herein by reference.

            (2) Previously filed as an exhibit to Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

       Copies of the foregoing exhibits filed with this Form 10-K or incorporated by reference are available from Chandler USA upon written request and payment of a reasonable copying fee.

  (b)  Reports on Form 8-K.

       Chandler USA filed one current report on Form 8-K dated December 20, 2002 responding to Item 5 of Form 8-K.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                           CHANDLER (U.S.A.), INC.

Date:  March  4, 2003      By: /s/ W. Brent LaGere
                               -------------------------------------------------
                               W. Brent LaGere
                                Chairman of the Board
                                and Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:  March  4, 2003          /s/ W. Brent LaGere
                               -------------------------------------------------
                               W. Brent LaGere, Chairman of the Board,
                                Chief Executive Officer and Director
                                (Principal Executive Officer)

Date:  March  4, 2003          /s/ Mark T. Paden
                               -------------------------------------------------
                               Mark T. Paden, President, Chief Operating Officer
                                and Director

Date:  March  4, 2003          /s/ Mark C. Hart
                               -------------------------------------------------
                               Mark C. Hart, Vice President - Finance,
                                Chief Financial Officer and Treasurer
                                (Principal Financial Officer)

Date:  March  4, 2003          /s/Richard L. Evans
                               -------------------------------------------------
                               Richard L. Evans, Senior Vice President
                                and Director


Date:  March  4, 2003          /s/ R. Patrick Gilmore
                               -------------------------------------------------
                               R. Patrick Gilmore, Senior Vice President,
                                Secretary, General Counsel and Director


Date:  March  4, 2003          /s/ Robert L. Rice
                               -------------------------------------------------
                               Robert L. Rice, Director

Date:  March  4, 2003          /s/ W. Scott Martin
                               -------------------------------------------------
                               W. Scott Martin, Director


Date:  March  4, 2003         /s/ K.R. Price
                               -------------------------------------------------
                               K.R. Price, Director


Date:  March  4, 2003          /s/ William T. Keele
                               -------------------------------------------------
                               William T. Keele, Director

CERTIFICATIONS
--------------

I, W. Brent LaGere, certify that:

1.  I have reviewed this annual report on Form 10-K of Chandler (U.S.A.), Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 4, 2003

                                        /s/ W. Brent LaGere
                                        ---------------------------------------
                                        W. Brent LaGere
                                        Chairman of the Board and
                                        Chief Executive Officer

I, Mark C. Hart, certify that:

1.  I have reviewed this annual report on Form 10-K of Chandler (U.S.A.), Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 4, 2003

                                        /s/ Mark C. Hart
                                        ---------------------------------------
                                        Mark C. Hart
                                        Vice President - Finance,
                                        Chief Financial Officer
                                        and Treasurer

                             CHANDLER (U.S.A.), INC.


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                              PAGES
                                                                                        -----------------
FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2001 and 2002 ..........................        F-2

Consolidated Statements of Operations for the years ended
  December 31, 2000, 2001 and 2002 ....................................................        F-3

Consolidated Statements of Comprehensive Income for the years ended
  December 31, 2000, 2001 and 2002 ....................................................        F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 2001 and 2002 ....................................................        F-5

Consolidated Statements of Shareholder's Equity for the years ended
  December 31, 2000, 2001 and 2002 ....................................................        F-6

Notes to Consolidated Financial Statements ............................................ F-7 through F-23

Independent Auditors' Report on Consolidated Financial Statements
  and Financial Statement Schedules - Deloitte & Touche LLP ...........................       F-24

Independent Auditors' Report on Consolidated Financial Statements
  and Financial Statement Schedules - Tullius Taylor Sartain & Sartain LLP ............       F-25

SCHEDULES

  I     Summary of Investments - Other Than Investments in Related Parties ............       F-26

  II    Condensed Financial Information of Registrant ................................. F-27 through F-29

  III   Supplementary Insurance Information ...........................................       F-30

  IV    Reinsurance ...................................................................       F-31

  V     Valuation and Qualifying Accounts .............................................       F-32

  VI    Supplemental Information (for property-casualty insurance underwriters) .......       F-33


                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                               DECEMBER 31,
                                                                                          ----------------------
                                                                                             2001        2002
                                                                                          ----------  ----------
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $5,419 and $6,737 in 2001 and 2002, respectively) ........ $   5,501   $   6,943
    Unrestricted (amortized cost $62,124 and $48,362 in 2001 and 2002, respectively) ....    62,154      50,096
  Fixed maturities held to maturity, at amortized cost
    Restricted (fair value $385 and $394 in 2001 and 2002, respectively) ................       353         374
    Unrestricted (fair value $854 and $895 in 2001 and 2002, respectively) ..............       782         846
  Equity securities available for sale, at fair value ...................................       464         681
                                                                                          ----------  ----------
    Total investments ...................................................................    69,254      58,940
Cash and cash equivalents ($210 and $711 restricted in 2001 and 2002, respectively) .....     4,124       9,336
Premiums receivable, less allowance for non-collection
  of $298 and $246 at 2001 and 2002, respectively .......................................    24,185      24,009
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $1,096 and $2,275 at 2001 and 2002, respectively ....................    11,756      11,198
Reinsurance recoverable on paid losses from related parties .............................       292          80
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $492 at 2002 ........................................................    42,545      50,377
Reinsurance recoverable on unpaid losses from related parties ...........................     9,399       9,038
Prepaid reinsurance premiums ............................................................    26,890      19,202
Prepaid reinsurance premiums to related parties .........................................     8,103       8,680
Deferred policy acquisition costs .......................................................         -         355
Property and equipment, net .............................................................    10,822      10,093
Amounts due from related parties ........................................................     7,880      10,582
State insurance licenses, net ...........................................................     3,745       3,745
Goodwill ................................................................................     2,350           -
Other assets ............................................................................    13,464      14,220
                                                                                          ----------  ----------
Total assets ............................................................................ $ 234,809   $ 229,855
                                                                                          ==========  ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ............................................ $  84,756   $  92,606
  Unearned premiums .....................................................................    61,562      55,160
  Policyholder deposits .................................................................     4,600       4,244
  Accrued taxes and other payables ......................................................     7,480       8,040
  Premiums payable ......................................................................     8,669       2,805
  Debentures ............................................................................    24,000      24,000
                                                                                          ----------  ----------
    Total liabilities ...................................................................   191,067     186,855
                                                                                          ----------  ----------
Commitments and contingencies (Notes 10 and 11)

Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding .................................................         2           2
  Paid-in surplus .......................................................................    60,584      60,584
  Accumulated deficit ...................................................................   (17,225)    (19,316)
  Accumulated other comprehensive income:
  Unrealized gain on investments available for sale, net
    of deferred income taxes ............................................................       381       1,730
                                                                                          ----------  ----------
    Total shareholder's equity ..........................................................    43,742      43,000
                                                                                          ----------  ----------
Total liabilities and shareholder's equity .............................................. $ 234,809   $ 229,855
                                                                                          ==========  ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                    YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                  2000       2001       2002
                                                               ---------- ---------- ----------
Premiums and other revenues
  Direct premiums written and assumed ........................ $ 197,196  $ 158,964  $ 140,162
  Reinsurance premiums ceded .................................   (83,674)   (70,086)   (48,380)
  Reinsurance premiums ceded to related parties ..............   (35,077)   (23,455)   (24,115)
                                                               ---------- ---------- ----------
    Net premiums written and assumed .........................    78,445     65,423     67,667
  Decrease (increase) in unearned premiums ...................     7,074      4,562       (710)
                                                               ---------- ---------- ----------
    Net premiums earned ......................................    85,519     69,985     66,957

Interest income, net .........................................     4,281      3,632      2,540
Interest income, net from related parties ....................         -        371        380
Realized investment gains, net ...............................       144      2,654        794
Other income .................................................       301        101        261
                                                               ---------- ---------- ----------
    Total premiums and other revenues ........................    90,245     76,743     70,932
                                                               ---------- ---------- ----------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts ceded
    to related parties of $19,212, $15,712 and $16,936
    in 2000, 2001 and 2002, respectively .....................    64,999     52,550     50,712
  Policy acquisition costs, net of ceding commissions received from related parties of $12,390, $8,029 and $8,199
    in 2000, 2001 and 2002, respectively .....................    16,882     10,869     10,239
  General and administrative expenses ........................    10,557     11,549     12,473
  Interest expense ...........................................     2,255      2,240      2,234
                                                               ---------- ---------- ----------
    Total operating costs and expenses .......................    94,693     77,208     75,658
                                                               ---------- ---------- ----------
Loss from continuing operations before income taxes ..........    (4,448)      (465)    (4,726)
Federal income tax benefit (provision) .......................     1,347        (16)     1,680
                                                               ---------- ---------- ----------
Loss from continuing operations ..............................    (3,101)      (481)    (3,046)


Income (loss) from discontinued operations ...................      (894)      (622)       284
Gain on sale of subsidiary ...................................         -          -        671
                                                               ---------- ---------- ----------
  Net loss ................................................... $  (3,995) $  (1,103) $  (2,091)
                                                               ========== ========== ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Amounts in thousands)

                                                                              YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                            2000       2001       2002
                                                                         ---------- ---------- ----------
Net loss ............................................................... $  (3,995) $  (1,103) $  (2,091)
                                                                         ---------- ---------- ----------
Other comprehensive income (loss), before income tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period .....................     3,337      2,644      2,838
    Less: Reclassification adjustment for gains included in net loss ...      (144)    (2,654)      (794)
                                                                         ---------- ---------- ----------
Other comprehensive income (loss), before income tax ...................     3,193        (10)     2,044
Income tax benefit (provision) related to items of other
  comprehensive income (loss) ..........................................    (1,086)         4       (695)
                                                                         ---------- ---------- ----------
Other comprehensive income (loss), net of income tax ...................     2,107         (6)     1,349
                                                                         ---------- ---------- ----------
Comprehensive loss ..................................................... $  (1,888) $  (1,109) $    (742)
                                                                         ========== ========== ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                      PAGE F-5
                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                              YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                            2000       2001       2002
                                                                         ---------- ---------- ----------
OPERATING ACTIVITIES
  Net loss ............................................................. $  (3,995) $  (1,103) $  (2,091)
  Add (deduct):
    Adjustments to reconcile net loss to cash provided by
      (applied to) operating activities:
      Realized investment gains, net ...................................      (144)    (2,654)      (794)
      Gain on sale of subsidiary .......................................         -          -       (671)
      Net losses on sale of property and equipment .....................        10         23         32
      Amortization and depreciation ....................................     2,592      2,169      1,602
      Provision for non-collection of premiums .........................       179        305        444
      Provision for non-collection of reinsurance recoverables .........         -        454      1,726
      Net change in non-cash balances relating to operating activities:
        Premiums receivable ............................................    14,019      9,029       (268)
        Reinsurance recoverable on paid losses .........................       (50)    (9,396)      (712)
        Reinsurance recoverable on paid losses from related parties ....      (614)       322        212
        Reinsurance recoverable on unpaid losses .......................    (1,799)    (2,689)    (8,288)
        Reinsurance recoverable on unpaid losses from related parties ..    (4,537)     4,680        361
        Prepaid reinsurance premiums ...................................   (12,739)     5,809      7,688
        Prepaid reinsurance premiums to related parties ................      (764)     2,265       (577)
        Deferred policy acquisition costs ..............................     3,134          -       (355)
        Other assets ...................................................    (3,006)     1,906     (1,349)
        Unpaid losses and loss adjustment expenses .....................     1,713    (15,417)     7,850
        Unearned premiums ..............................................     6,429    (12,636)    (6,402)
        Policyholder deposits ..........................................       (73)      (462)      (356)
        Accrued taxes and other payables ...............................       146     (1,248)       307
        Premiums payable ...............................................    10,494     (9,138)    (5,864)
        Premiums payable to related parties ............................      (343)         -          -
                                                                         ---------- ---------- ----------
      Cash provided by (applied to) operating activities ...............    10,652    (27,781)    (7,505)
                                                                         ---------- ---------- ----------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ..........................................................   (39,653)   (61,448)   (23,163)
    Sales ..............................................................    14,167     73,107     31,460
    Maturities .........................................................    24,391     14,297      4,339
  Cost of property and equipment purchased .............................    (2,949)    (1,356)      (373)
  Proceeds from sale of property and equipment .........................        46      3,924         98
  Net proceeds from sale of subsidiary .................................         -          -      3,058
                                                                         ---------- ---------- ----------
      Cash provided by (applied to) investing activities ...............    (3,998)    28,524     15,419
                                                                         ---------- ---------- ----------
FINANCING ACTIVITIES
  Payments and loans from related parties ..............................     1,200      4,032      3,249
  Payments and loans to related parties ................................    (1,016)   (12,629)    (5,951)
                                                                         ---------- ---------- ----------
      Cash provided by (applied to) financing activities ...............       184     (8,597)    (2,702)
                                                                         ---------- ---------- ----------
  Increase (decrease) in cash and cash equivalents during the period ...     6,838     (7,854)     5,212
  Cash and cash equivalents at beginning of period .....................     5,140     11,978      4,124
                                                                         ---------- ---------- ----------
  Cash and cash equivalents at end of period ........................... $  11,978  $   4,124  $   9,336
                                                                         ========== ========== ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (Amounts in thousands)


                                                                                 Accumulated
                                                                                    other          Total
                                            Common       Paid-in    Accumulated  comprehensive  shareholder's
                                             stock       surplus      deficit    income (loss)     equity
                                          -----------  -----------  -----------  -------------  -------------
Balance, January 1, 2000 ................ $        2   $   60,584   $  (12,127)  $     (1,720)  $     46,739

Net loss ................................          -            -       (3,995)             -         (3,995)

Change in unrealized loss on
  investments available for
  sale, net of income tax ...............          -            -            -          2,107          2,107
                                          -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2000 ..............          2       60,584      (16,122)           387         44,851
                                          -----------  -----------  -----------  -------------  -------------
Net loss ................................          -            -       (1,103)             -         (1,103)

Change in unrealized gain on
  investments available for
  sale, net of income tax ...............          -            -            -             (6)            (6)
                                          -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2001 ..............          2       60,584      (17,225)           381         43,742
                                          -----------  -----------  -----------  -------------  -------------
Net loss ................................          -            -       (2,091)             -         (2,091)

Change in unrealized gain on
  investments available for
  sale, net of income tax ...............          -            -            -          1,349          1,349
                                          -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2002 .............. $        2   $   60,584   $  (19,316)  $      1,730   $     43,000
                                          ===========  ===========  ===========  =============  =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     (a)  BASIS OF PRESENTATION

               Chandler (U.S.A.), Inc. ("Chandler USA") is a holding company organized and domiciled in Oklahoma. Chandler USA's wholly owned subsidiaries are engaged in various property and casualty insurance operations. The insurance products offered by Chandler USA through its subsidiary, National American Insurance Company ("NAICO"), include property and casualty insurance coverage primarily for businesses in various industries, political subdivisions and surety bonds for small contractors in the United States of America ("U.S."). The business is conducted through individual independent insurance agencies and underwriting managers, primarily in the Southwest and Midwest areas of the U.S.

               Effective December 1, 2002, Chandler USA completed the sale of its wholly owned subsidiary LaGere and Walkingstick Insurance Agency, Inc. ("L&W"). L&W previously functioned as Chandler USA's agency segment. All periods have been restated to reflect the results of L&W as a discontinued operation. See Note 4 for more information on the sale of L&W.

               Chandler USA is wholly owned by Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") which, in turn, is wholly owned by Chandler Insurance Company, Ltd. ("Chandler Insurance"), a Cayman Islands company.

               The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain reclassifications of prior years have been made to conform to the 2002 presentation.

     (b)  PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries including NAICO. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     (e)  PREMIUMS RECEIVABLE

               Premiums receivable are presented net of valuation allowances for estimated uncollectible amounts. Chandler USA determines the allowance for non-collection by regularly evaluating individual agent accounts and balances due from insureds, considering their financial condition and other appropriate factors. Such accounts are considered past due based on contractual terms for the agent or insured. Premiums receivable are written off when deemed uncollectible. Recoveries of accounts previously written off are recorded when received.

     (f)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

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

     (g)  DEFERRED POLICY ACQUISITION COSTS

               Policy acquisition costs that vary with and are primarily related to the acquisition of new and renewal business (such as premium taxes, agent commissions, commissions received from reinsurers and a portion of other underwriting expenses) are deferred and amortized over the terms of the policies. When the sum of the anticipated losses, loss adjustment expenses and unamortized policy acquisition costs exceeds the related unearned premiums, including anticipated investment income, a provision for the indicated deficiency is recorded. Due to Chandler USA's purchase of additional quota share reinsurance during 2000, Chandler USA's deferred ceding commissions exceeded the deferred policy acquisition costs related to direct and assumed business by approximately $456,000 at December 31, 2001 and are recorded in accrued taxes and other payables. Certain policy acquisition costs, such as policyholder dividends, are expensed directly. NAICO expensed $190,000, $143,000 and $105,000 during 2000, 2001 and 2002, respectively, for dividends to policyholders primarily on participating workers compensation policies. Gross written premiums for participating policies were $1.6 million, $1.2 million and $615,000 in 2000, 2001 and 2002, respectively.

     (h)  PROPERTY AND EQUIPMENT

               Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 to 31 years. Property and equipment consisted of the following at December 31:

                                                      2001        2002
                                                   ----------  ----------
                                                       (In thousands)
                   Real estate and improvements .. $  10,382   $  10,411
                   Other property and equipment ..    10,039       8,870
                                                   ----------  ----------
                                                      20,421      19,281
                   Accumulated depreciation ......    (9,599)     (9,188)
                                                   ----------  ----------
                                                   $  10,822   $  10,093
                                                   ==========  ==========

               Depreciation expense from continuing operations was approximately $1,094,000, $1,016,000 and $916,000 for 2000, 2001
          and 2002, respectively.

     (i)  INTANGIBLE ASSETS

               Intangible assets are stated at cost less accumulated amortization. Prior to 2002, the cost of state insurance licenses acquired was amortized over 40 years using the straight-line method. Goodwill was amortized using the straight-line method over 15-17 years. Effective January 1, 2002, goodwill and the state insurance licenses are no longer amortized but reviewed at least annually for impairment. Chandler USA completed the required impairment tests during 2002 and concluded that there has not been an impairment loss since the fair values of the licenses and goodwill exceeded their respective carrying values. The fair values were determined based on the present value of projected future net cash flows. All of Chandler USA's goodwill pertains to the agency operating segment and was written off in 2002 following the sale of L&W. Intangible assets included the following at December 31:

                                                      2001        2002
                                                   ----------  ----------
                                                       (In thousands)
                   State insurance licenses ...... $   5,991   $   5,991
                   Accumulated amortization ......    (2,246)     (2,246)
                                                   ----------  ----------
                                                   $   3,745   $   3,745
                                                   ==========  ==========

                   Goodwill ...................... $  10,726   $       -
                   Accumulated amortization ......    (8,376)          -
                                                   ----------  ----------
                                                   $   2,350   $       -
                                                   ==========  ==========

     (j)  POLICYHOLDER DEPOSITS

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

     (k)  INVESTMENTS

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

     (l)  INCOME TAXES

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

     (m)  CASH AND CASH EQUIVALENTS

               For purposes of the consolidated statements of cash flows, Chandler USA considers all highly liquid investments with original maturities of 14 days or less to be cash equivalents. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

     (n)  SUPPLEMENTAL CASH FLOW INFORMATION

               Cash payments for interest and income taxes, and noncash investing activities were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                               2000       2001       2002
                                                            ---------- ---------- ----------
                                                                     (In thousands)
          Cash payments (refunds) during the year for:
            Interest ...................................... $   2,255  $   2,128  $   2,122
            Income taxes ..................................       587     (1,025)    (1,241)

          Transfers from (to) restricted securities, net .. $   1,441  $    (146) $  (1,341)


     (o)  REINSURANCE

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

     (p)  NEW ACCOUNTING STANDARDS

               The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Chandler USA has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to Chandler USA.

               In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 supercedes Accounting Principles Board ("APB") Opinion No. 17, INTANGIBLE ASSETS, and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under
          SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. Chandler USA adopted SFAS No. 142 effective January 1, 2002. Chandler USA completed the required impairment tests of its state insurance licenses and goodwill during 2002 and concluded that there has not been an impairment. The fair values were determined based on the present value of projected future net cash flows. All of Chandler USA's goodwill pertains to the agency operating segment and was written off in the fourth quarter of 2002 following the sale of L&W.

               A reconciliation of the reported loss from continuing operations to the adjusted loss from continuing operations had SFAS No. 142 been applied as of January 1, 2000 follows:

                                                              YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                            2000       2001       2002
                                                         ---------- ---------- ----------
                                                                  (In thousands)
          Reported loss from continuing operations ..... $  (3,101) $    (481) $  (3,046)
          Add back amortization:
            Goodwill ...................................       379          -          -
            State insurance licenses ...................       150        150          -
                                                         ---------- ---------- ----------
          Adjusted loss from continuing operations ..... $  (2,572) $    (331) $  (3,046)
                                                         ========== ========== ==========

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

               In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This standard requires entities to recognize a liability, at its fair value, associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Chandler USA adopted SFAS No. 146 effective January 1, 2002. The adoption of SFAS No. 146 did not have a material impact on Chandler USA's consolidated financial statements, results of operations or cash flows.

NOTE 2. INVESTMENTS AND INTEREST INCOME

     Net interest income and realized investment gains from continuing operations are summarized in the following table. These amounts are net of investment expenses.

                                                              YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                            2000       2001       2002
                                                         ---------- ---------- ----------
                                                                  (In thousands)

Interest on fixed-maturity investments ................. $   5,330  $   4,406  $   2,755
Interest on cash equivalents ...........................       673        555        252
Interest on amounts due from related parties ...........         -        371        380
Investment expenses ....................................    (1,722)    (1,329)      (467)
                                                         ---------- ---------- ----------
  Interest income, net .................................     4,281      4,003      2,920
Realized gains, net - fixed-maturity investments .......       144      2,654        794
                                                         ---------- ---------- ----------
                                                         $   4,425  $   6,657  $   3,714
                                                         ========== ========== ==========

     Investment expenses include $1,365,000, $997,000 and $244,000 for the years ended December 31, 2000, 2001 and 2002, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

     The amortized cost of fixed maturities or cost of equity securities, gross unrealized gains or losses, fair value and carrying value of investments are as follows:


                                                      GROSS      GROSS
                                                    UNREALIZED UNREALIZED   FAIR     CARRYING
DECEMBER 31, 2001                           COST      GAINS      LOSSES     VALUE      VALUE
---------------------------------------- ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                         (In thousands)
U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies ......................... $  43,443  $     262  $    (391) $  43,314  $  43,314
Corporate obligations ..................    10,351        255        (80)    10,526     10,526
Public utilities .......................     8,930        204        (51)     9,083      9,083
Mortgage-backed securities .............     4,819          -        (87)     4,732      4,732
                                         ---------- ---------- ---------- ---------- ----------
                                         $  67,543  $     721  $    (609) $  67,655  $  67,655
                                         ========== ========== ========== ========== ==========

FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies ......................... $   1,135  $     104   $      -  $   1,239  $   1,135
                                         ========== ========== ========== ========== ==========

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock ........................ $       -  $     464  $       -  $     464  $     464
                                         ========== ========== ========== ========== ==========


                                                      GROSS      GROSS
                                                    UNREALIZED UNREALIZED   FAIR     CARRYING
DECEMBER 31, 2002                           COST      GAINS      LOSSES     VALUE      VALUE
---------------------------------------- ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                         (In thousands)
U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies ......................... $  37,135  $   1,348  $       -  $  38,483  $  38,483
Corporate obligations ..................    11,173        357         (5)    11,525     11,525
Public utilities .......................     6,791        258        (18)     7,031      7,031
                                         ---------- ---------- ---------- ---------- ----------
                                         $  55,099  $   1,963  $     (23) $  57,039  $  57,039
                                         ========== ========== ========== ========== ==========

FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies ......................... $   1,220  $      69  $       -  $   1,289  $   1,220
                                         ========== ========== ========== ========== ==========
EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock ........................ $       -  $     681  $       -  $     681  $     681
                                         ========== ========== ========== ========== ==========


     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at December 31, 2002 are shown below:

                                                 AVAILABLE FOR SALE        HELD TO MATURITY
                                               -----------------------  -----------------------
                                                AMORTIZED                AMORTIZED
                                                   COST     FAIR VALUE      COST    FAIR VALUE
                                               ----------- -----------  ----------- -----------
                                                                (In thousands)
Due in one year or less ...................... $    7,181  $    7,300   $    1,220  $    1,289
Due after one year through five years ........     38,377      39,987            -           -
Due after five years through ten years .......      9,541       9,752            -           -
Due after ten years ..........................          -           -            -           -
                                               ----------- -----------  ----------- -----------
                                               $   55,099  $   57,039   $    1,220  $    1,289
                                               =========== ===========  =========== ===========

     Realized gains and losses from sales of fixed maturities are shown below:

                                       GROSS REALIZED GAINS  GROSS REALIZED LOSSES
                                       --------------------  ---------------------
                                                     (In thousands)
                       2000 .......... $                204  $                  60
                       2001 ..........                2,654                      -
                       2002 ..........                  904                    110


     NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. Chandler USA has deposited cash into a trust account as security related to certain indemnification provisions related to its sale of L&W. As of December 31, 2001 and 2002, the carrying value of these deposits totaled approximately $6.0 million and $8.0 million, respectively.

NOTE 3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     NAICO provides a reserve for estimated losses (reported and unreported) and loss adjustment expenses based on historical experience and payment reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and such estimates are periodically reviewed by independent professional actuaries. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that define and expand insurance coverage subsequent to the time that the insurance policy was priced and sold. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from NAICO's net liability for unpaid losses and loss adjustment expenses were approximately $5.0 million and $5.6 million at December 31, 2001 and 2002, respectively. Although such estimates are management's best estimates of the expected values, the ultimate liability for unpaid claims may vary from these values. NAICO does not discount the liability for unpaid losses and loss adjustment expenses.

     The following table sets forth a reconciliation of the beginning and ending unpaid losses and loss adjustment expenses which are net of reinsurance deductions.

                                                                              YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                            2000       2001       2002
                                                                         ---------- ---------- ----------
                                                                                  (In thousands)
Net balance before provision for uncollectible reinsurance
  at beginning of year ................................................. $  51,123  $  46,588  $  32,743
                                                                         ---------- ---------- ----------
Net losses and loss adjustment expenses incurred related to:
  Current year .........................................................    60,020     39,881     34,928
  Prior years ..........................................................     4,979     12,669     15,784
                                                                         ---------- ---------- ----------
    Total ..............................................................    64,999     52,550     50,712
                                                                         ---------- ---------- ----------
Net paid losses and loss adjustment expenses related to:
  Current year .........................................................   (33,525)   (22,596)   (13,246)
  Prior years ..........................................................   (36,009)   (43,799)   (37,050)
                                                                         ---------- ---------- ----------
    Total ..............................................................   (69,534)   (66,395)   (50,296)
                                                                         ---------- ---------- ----------
Balance before provision for uncollectible reinsurance at end of year ..    46,588     32,743     33,159
Adjustments to reinsurance recoverables on
  unpaid losses for uncollectible reinsurance ..........................       119         69         32
                                                                         ---------- ---------- ----------
Net balance at end of year ............................................. $  46,707  $  32,812  $  33,191
                                                                         ========== ========== ==========


     During 2001, NAICO experienced adverse loss development related to prior accident years totaling $12.7 million due primarily to increased loss severity in the standard property and casualty and political subdivisions programs. A substantial part of this loss development was for workers compensation losses in the 1999 accident year. NAICO's net retention for workers compensation losses increased substantially in 1999 due to the rescission of certain reinsurance treaties covering this line of business. Also contributing to the adverse loss development were provisions for potentially uncollectible reinsurance and deductibles of approximately $1.2 million during 2001, an increase in losses in the surety bond program and approximately $878,000 in losses for the runoff of the discontinued group accident and health program.

     During 2002, NAICO experienced adverse loss development related to prior accident years totaling $15.8 million primarily in the standard property and casualty program including both liability lines and workers compensation. This adverse development is generally the result of ongoing analysis of recent loss development trends that reflect an increase in loss severity within the 1997-2000 accident years. The adverse loss development included approximately $2.0 million for provisions for potentially uncollectible reinsurance and deductibles.

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

NOTE 4. DISCONTINUED OPERATIONS

     On December 20, 2002, Chandler USA completed the sale of its wholly owned subsidiary L&W to Brown & Brown, Inc. for $3,247,000 in cash and a $361,000 note receivable that is due on or before December 31, 2003. Chandler USA recorded an after-tax gain of $671,000 on the sale based on the minimum purchase price for the transaction, after deducting Chandler USA's goodwill related to L&W of $2,350,000, equity in L&W of $224,000 and approximately $400,000 of expenses in connection with the sale. The gain on the sale may be increased over the next three years depending on certain adjustments to the purchase price as defined in the terms of the transaction, with a maximum purchase price of $6.0 million. The transaction was effective December 1, 2002.

     L&W is expected to continue to be a significant producer of business for NAICO. Retail business produced by L&W and placed with NAICO constituted approximately 8% of NAICO's direct premiums written and assumed in 2002. Chandler USA will maintain certain wholesale operations related to NAICO's school districts and trucking programs through its wholly owned subsidiary, Chandler Insurance Managers, Inc. ("CIMI"), an underwriting manager that was established in December 2002. L&W previously functioned as Chandler USA's agency segment and is presented as discontinued operations.

     Chandler USA agreed to indemnify Brown & Brown, Inc. for any breach of a representation, warranty or covenant made in connection with the sale for a period of three years, and has deposited cash in the amount of $500,000 into a trust account for the benefit of Brown & Brown, Inc. as security. Prior to completing the sale, L&W transferred its real estate to NAICO, and transferred substantially all of its remaining assets and liabilities, primarily premiums receivable and premiums payable, to Chandler USA through a shareholder dividend.

NOTE 5. DEBENTURES

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures with a maturity date of July 16, 2014. The debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. As of December 31, 2002, Chandler USA has capitalized $1.3 million related to debt issuance costs for the debentures. These costs are being amortized as interest expense over the term of the debentures. Chandler USA's subsidiaries and affiliates are not obligated by the debentures. Accordingly, the debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. The indenture governing the debentures contains certain restrictive covenants, including covenants that limit subsidiary debt, issuance or sale of subsidiary stock, incurring of liens, sale-leaseback transactions for a period of more than three years, mergers, consolidations and sales of assets. At December 31, 2002, Chandler USA was in compliance with all covenants.

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

STATUTORY FINANCIAL INFORMATION AND MINIMUM CAPITAL REQUIREMENTS

     NAICO is required to file financial statements with state regulatory authorities prepared on a statutory basis which differs from GAAP. Statutory net income (loss) and statutory capital and surplus of NAICO are as follows:

                                                     2000       2001       2002
                                                  ---------- ---------- ----------
                                                           (In thousands)
      Statutory net income (loss) ............... $   2,915  $   3,472  $    (405)
      Statutory capital and surplus ............. $  48,550  $  49,060  $  44,073


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

     Under Codification, office equipment, furniture and other such property are not admitted assets. Prior to 2002, the Oklahoma Insurance Code considered office equipment, furniture and other such property constituting less than 3% of otherwise admitted assets to be admissible. This prescribed accounting practice increased NAICO's statutory capital and surplus by $1.1 million at December 31, 2001. During 2002, the Oklahoma Insurance Code was modified to exclude office equipment, furniture and other such property from admitted assets and these have been deducted from NAICO's statutory capital and surplus as of December 31, 2002. There is no difference between NAICO's statutory net income under Codification and practices prescribed by the Oklahoma Insurance Code.

     The Oklahoma Insurance Commissioner has the right to permit other specific practices that deviate from prescribed practices. NAICO does not have any such permitted practices.

     The NAIC has adopted risk-based capital ("RBC") standards for domestic property and casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 2001 and 2002.

     At periodic intervals, various insurance regulatory authorities routinely examine the required statutory financial statements of NAICO as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

     The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Oklahoma Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year, or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria the maximum shareholder dividend NAICO may pay in 2003 without the approval of the Oklahoma Department of Insurance is approximately $4.4 million. NAICO paid cash shareholder dividends totaling $2.5 million, $7.0 million and $3.5 million to Chandler USA in 2000, 2001 and 2002, respectively. The Oklahoma Department of Insurance approved the payment of the extraordinary dividend by NAICO to Chandler USA in 2001.

     The future payment of shareholder dividends also depends upon the earnings, financial position and cash requirements of Chandler USA, as well as regulatory limitations and such other factors as the board of directors may deem relevant.

     NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $11.4 million as of December 31, 2002). NAICO paid approximately $294,000, $183,000 and $120,000 in policyholder dividends during 2000, 2001 and 2002, respectively.

NOTE 7. INCOME TAXES

     Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differ from those expected using U.S. Federal enacted income tax rates as noted by the following:

                                                       2000       2001       2002
                                                    ---------- ---------- ----------
CONTINUING OPERATIONS:                                       (In thousands)
Computed income tax benefit at 34% ................ $  (1,512) $    (158) $  (1,607)
Increase (decrease) in income taxes resulting from:
  Amortization of licenses and other intangibles ..       180         51          -
  Interest income on tax exempt securities ........      (147)       (56)         -
  Utilization of capital loss .....................         -          -       (270)
  Other, net ......................................       132        179        197
                                                    ---------- ---------- ----------
Federal income tax provision (benefit) ............ $  (1,347) $      16  $  (1,680)
                                                    ========== ========== ==========
DISCONTINUED OPERATIONS:
Computed income tax provision (benefit) at 34% .... $    (348) $    (211) $     149
Increase (decrease) in income taxes resulting from:
  Amortization of goodwill ........................       208        208          -
  Other, net ......................................        11          5          6
                                                    ---------- ---------- ----------
Federal income tax provision (benefit) ............ $    (129) $       2  $     155
                                                    ========== ========== ==========

The sale of L&W resulted in a capital loss for tax purposes as Chandler USA's tax basis in L&W exceeded the consideration received from the sale. Accordingly, the gain on the sale of $671,000 that was recorded in the consolidated statement of operations was not reduced for income taxes.

U.S. Federal income tax provision (benefit) from continuing operations consists of:

                                                     CURRENT    DEFERRED    TOTAL
                                                    ---------- ---------- ----------
                                                             (In thousands)
2000 .............................................. $  (1,160) $    (187) $  (1,347)
2001 ..............................................    (1,006)     1,022         16
2002 ..............................................    (2,033)       353     (1,680)


     Deferred income tax provision (benefit) from continuing operations relating to temporary differences includes the following components:

                                                       2000       2001       2002
                                                    ---------- ---------- ----------
                                                             (In thousands)
Loss reserve discounts ............................ $     486  $     754  $     152
Unearned premiums .................................       481        256         (6)
Deferred policy acquisition costs .................    (1,070)      (151)       276
Reserve for uncollectible premiums receivable
  and reinsurance recoverables ....................       (18)       161        (58)
Depreciation and lease expense ....................       (46)       (52)       126
Other .............................................       (20)        54       (137)
                                                    ---------- ---------- ----------
                                                    $    (187) $   1,022  $     353
                                                    ========== ========== ==========

     The tax effect of temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:

                                                                  2001       2002
                                                               ---------- ----------
Deferred tax assets:
  Loss reserve discounts ..................................... $   2,202  $   2,050
  Unearned premiums ..........................................     1,861      1,867
  Reserve for uncollectible premiums receivable ..............       100         84
  Compensated absences .......................................       193        195
  Net operating loss carryforwards - federal .................         -      1,887
  Net operating loss carryforwards - state ...................     2,750      2,987
  Net capital loss carryforward ..............................         -      1,399
  Other ......................................................       516        125
  Valuation allowance ........................................    (2,750)    (4,386)
                                                               ---------- ----------
Total deferred tax assets ....................................     4,872      6,208
                                                               ---------- ----------
Deferred tax liabilities:
  Depreciation and lease expense .............................       716        842
  Amortization of discount on fixed maturity investments .....       212        222
  Unrealized gain on investments available for sale ..........       197        891
  Deferred policy acquisition costs ..........................      (155)       121
  Other ......................................................       372        132
                                                               ---------- ----------
Total deferred tax liabilities ...............................     1,342      2,208
                                                               ---------- ----------
Net deferred tax assets ...................................... $   3,530  $   4,000
                                                               ========== ==========

     At December 31, 2002, Chandler USA had a net operating loss carryforward available for U.S. Federal income taxes of $5.5 million which expires in 2022. In addition, Chandler USA, at December 31, 2002, had net operating loss carryforwards available for Oklahoma state tax purposes totaling approximately $49.8 million which expire in the years 2003 through 2022. Also at December 31, 2002, Chandler USA had a capital loss carryforward for U.S. Federal income taxes of $4.1 million which expires in 2007. A valuation allowance has been provided for the tax effect of the state net operating loss and net capital loss carryforwards since realization of such amounts is not considered more likely than not.

NOTE 8. EMPLOYEE BENEFITS

     Chandler USA and its subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Internal Revenue Code. All full time employees who have completed one year of service and attained age 21 may elect to participate in the 401(k) plan. Participants may contribute up to 15% of compensation, subject to certain limitations.
Chandler USA matches 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25% of the remaining employee contributions up to a maximum employer contribution of $4,100 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions from continuing operations was $264,000, $272,000 and $282,000 for 2000, 2001 and
2002, respectively.

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

     A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums, state insurance licenses and goodwill) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of December 31, 2001 and 2002. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 2. At December 31, 2002, the fair value of Chandler USA's debentures was estimated to be $23 million based on quoted market prices for similar securities. Chandler USA's debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium.

NOTE 10. LITIGATION

     Chandler Insurance and certain of its subsidiaries and affiliates, including Chandler USA, were previously involved in various matters of litigation with CenTra, Inc. ("CenTra"). During the CenTra litigation, a Nebraska Federal Court had previously ordered CenTra to divest all shares of Chandler Insurance stock owned or controlled by it or its affiliates. In December 1999, Chandler Insurance acquired 1,989,200 shares of its own stock in exchange for payment of $15,204,758 to CenTra and its affiliates. During November 2000, Chandler Insurance acquired the remaining 1,142,625 of its common shares in exchange for payment of $6,882,500 to CenTra and its affiliates pursuant to a ruling of the U.S. District Court for the Western District of Oklahoma ("Oklahoma Court") in April 1997, which was upheld by the 10th Circuit Court of Appeals in September 2000. Following the execution of the judgment of the Nebraska Federal Court, CenTra filed pleadings in the Oklahoma Court claiming entitlement to post-judgment interest on the amounts Chandler Insurance was ordered to pay in exchange for the transfer of the shares. CenTra claimed that it was entitled to post-judgment interest amounting to approximately $2.5 million. The Oklahoma Court denied CenTra's claim for post-judgment interest in August 2002.

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

     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.5 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 2002. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities. While the outcome of these matters cannot be predicted with certainty, Chandler USA does not expect these matters to have a material adverse effect on its financial condition, results of operations or cash flows.

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

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1, April 1 or July 1 of each year. NAICO renewed all January 1, 2003 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on April 1 or July 1, 2003, as applicable.

     NAICO periodically reviews certain prospective single year reinsurance treaties, subject to commutation provisions therein, to determine if it is advantageous to assume the estimated loss exposure on expired insurance policies covered by such treaties in exchange for return premiums. Commutation of such reinsurance treaties will be determined in future periods based on timely review of all available data. NAICO reviews the historical results for reinsurance contracts with similar commutation provisions and accrues for such commutations where a commutation election is considered probable, which resulted in a decrease in net premiums earned of $1,094,000 in 2000. NAICO did not accrue for any commutations during 2001 or 2002.

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998. At December 31, 2002, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses of approximately $2.8 million. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. At this time, NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected and has fully reserved the carrying value of such amounts as of December 31, 2002.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO did not incur any charges for uncollectible reinsurance recoverables from unaffiliated reinsurers in 2000. During 2001 and 2002, NAICO incurred charges of $454,000 and $1.7 million, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

     The effect of reinsurance on premiums written and earned was as follows:

                          2000                    2001                    2002
                 ----------------------  ----------------------  ----------------------
                   WRITTEN     EARNED      WRITTEN     EARNED      WRITTEN     EARNED
                 ----------- ----------  ----------- ----------  ----------- ----------
                                             (In thousands)
Direct ......... $  197,041  $ 190,627   $  158,741  $ 171,378   $  139,876  $ 146,307
Assumed ........        155        140          223        223          286        256
Ceded ..........   (118,751)  (105,248)     (93,541)  (101,616)     (72,495)   (79,606)
                 ----------- ----------  ----------- ----------  ----------- ----------
Net premiums ... $   78,445  $  85,519   $   65,423  $  69,985   $   67,667  $  66,957
                 =========== ==========  =========== ==========  =========== ==========

     Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $73.1 million, $99.9 million and $87.7 million for 2000, 2001 and 2002, respectively.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     NAICO conducts its business through individual independent insurance agencies and underwriting managers. Certain of these underwriting managers have provided collateral to NAICO to secure a portion of the premiums receivable. Substantially all of the principal shareholders of the independent agencies and underwriting managers have provided personal guarantees for payment of premiums to NAICO. NAICO also requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums or other policy related obligations. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 2001 and 2002 were $24.2 million and $24.0 million, respectively. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 2002, NAICO maintained custody of such letters of credit securing these and other transactions totaling approximately $14.5 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 2000, 2001 or 2002.

     NAICO's bail bond underwriting manager was responsible for gross written premiums of $2.5 million, $2.3 million and $2.3 million during 2000, 2001 and 2002, respectively.

     Approximately $25.9 million, or 26% of NAICO's reinsurance recoverables and prepaid reinsurance premiums at December 31, 2002 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. Chandler USA believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2002.


                                                                             CEDED REINSURANCE
                                                                  NET           PREMIUMS FOR      A.M. BEST
                                                              REINSURANCE      THE YEAR ENDED      COMPANY
NAME OF REINSURER                                           RECOVERABLE (1)  DECEMBER 31, 2002     RATING
----------------------------------------------------------  ---------------  -------------------  ---------
                                                                    (Dollars in thousands)
Swiss Reinsurance America Corporation ....................  $       34,661   $           10,264      A++
Chandler Barbados ........................................          17,798               24,115      -(2)
GE Reinsurance Corporation ...............................          11,090                1,958      A+
Employers Reinsurance Corporation ........................           6,869               10,151      A+
Red River Reinsurance, Ltd. ..............................           5,798                5,674      -(3)
                                                            ---------------  -------------------
  Top five reinsurers ....................................  $       76,216   $           52,162
                                                            ===============  ===================
  All reinsurers .........................................  $       98,575   $           72,495
                                                            ===============  ===================
Percentage of total represented by top five reinsurers ...              77%                  72%

----------------------------------------------------------

(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2002.

(2)  Chandler Barbados owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO.  Although Chandler Barbados is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for
     NAICO's benefit.  At December 31, 2002, Chandler Barbados had cash and investments with a fair value of
     $18.7 million deposited in a trust account for the benefit of NAICO.

(3)  Red River Reinsurance, Ltd. ("Red River") is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2002, Red River's reinsurance recoverables were collateralized by cash and investments with a fair value of $5.9 million deposited in a trust account for the benefit of NAICO and by premiums payable to Red River of approximately $766,000.


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

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments was approximately $921,000 and $1,049,000 at December 31, 2001 and 2002,
respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables in the amount that it expects to recover of approximately $798,000 and $1,808,000 at December 31, 2001 and 2002, respectively. NAICO may receive additional guaranty fund assessments in the future related to Reliance or other insolvent insurance companies. At this time, NAICO is unable to estimate the amount of such assessments.

     At December 31, 2002, Chandler USA's subsidiaries were committed under noncancellable operating leases for certain equipment and office space. Rental payments under these leases for continuing operations were $541,000, $1,084,000 and $1,086,000 in 2000, 2001 and 2002, respectively. Future minimum lease payments are as follows:

                                                     (In thousands)
                     2003 .......................... $         836
                     2004 ..........................           272
                     2005 ..........................            67
                     2006 ..........................            20
                                                     --------------
                                                     $       1,195
                                                     ==============

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.25% at December 31, 2002. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has exercised its option to repurchase the equipment at the end of the lease for approximately $3.0 million and will amortize the deferred gain into income over the final year of the lease.

NOTE 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Chandler USA leases and has made certain improvements to a rural property in which certain directors and/or officers of Chandler USA own interests. Under the lease, no cash rental is paid, but a subsidiary of Chandler USA drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of Chandler USA's subsidiaries. Chandler USA incurred approximately $265,000, $263,000 and $255,000 in expenses associated with this property during 2000, 2001 and 2002, respectively, including $9,000, $25,000 and $18,000 paid to Davenport Farms for reimbursement of certain expenses, such as utility and similar expenses, for the years 2000, 2001 and 2002, respectively.

     During 2001, Chandler USA and Chandler Barbados entered into an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2001 and 2002, Chandler Barbados owed approximately $7.9 million and $10.6 million, respectively, to Chandler USA, and Chandler USA earned $371,000 and $380,000 in interest income from Chandler Barbados during 2001 and 2002, respectively.

NOTE 13. SEGMENT INFORMATION

     Chandler USA has one reportable operating segment for property and casualty insurance. In December 2002, Chandler USA sold L&W, which had previously been reported as Chandler USA's agency segment. The agency segment and certain items related to L&W have been restated and reported as discontinued operations for all periods presented.

     The insurance products reported in the property and casualty segment are underwritten by NAICO and are marketed through independent insurance agencies. NAICO underwrites various lines of property and casualty insurance, including surety bonds and workers compensation insurance. NAICO's main areas of concentration include the construction, manufacturing, oil and gas, wholesale, service and retail industries along with political subdivisions. The property and casualty segment operates primarily in Oklahoma and Texas, and other surrounding states. Oklahoma accounted for approximately 47%, 49% and 53% of gross written premiums in 2000, 2001 and 2002, respectively, while Texas accounted for approximately 42%, 41% and 37% of gross written premiums during the same years. Management evaluates the property and casualty segment's performance on the basis of growth in gross written premiums and income before income taxes.

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


                                                          YEAR ENDED DECEMBER 31,
                                                     --------------------------------
INSURANCE PROGRAM                                       2000       2001       2002
---------------------------------------------------- ---------- ---------- ----------
                                                              (In thousands)
NET PREMIUMS EARNED
Standard property and casualty ..................... $  62,823  $  53,130  $  49,570
Political subdivisions .............................    12,826     12,534     13,829
Surety bonds .......................................     6,467      4,125      3,310
Other (1) ..........................................     3,403        196        248
                                                     ---------- ---------- ----------
                                                     $  85,519  $  69,985  $  66,957
                                                     ========== ========== ==========

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ..................... $  48,140  $  37,707  $  40,194
Political subdivisions .............................    10,339     11,420      7,726
Surety bonds .......................................     2,270      2,339      1,967
Other (1) ..........................................     4,250      1,084        825
                                                     ---------- ---------- ----------
                                                     $  64,999  $  52,550  $  50,712
                                                     ========== ========== ==========
--------------------------------------

(1)  This category is comprised primarily of the run-off of discontinued programs and
     NAICO's participation in various mandatory workers compensation pools and assigned risks.


NOTE 14.  GOING PRIVATE TRANSACTION - PARENT COMPANY

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

NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the unaudited quarterly operating results during 2001 and 2002 follows:

                                               First    Second     Third    Fourth     Total
                                              quarter   quarter   quarter   quarter     year
                                             --------- --------- --------- --------- ---------
2001
--------------------------------------------
Net premiums earned ........................ $ 18,876  $ 18,067  $ 17,406  $ 15,636  $ 69,985
Interest income, net .......................    1,148       881       858     1,116     4,003
Realized investment gains, net .............      616       266       712     1,060     2,654
Income (loss) before income taxes ..........      370      (353)      397      (879)     (465)
Income (loss) from continuing operations ...      200      (257)      217      (641)     (481)
Income (loss) from discontinued operations..     (312)      (95)      (42)     (173)     (622)
Net income (loss) ..........................     (112)     (352)      175      (814)   (1,103)

2002
--------------------------------------------
Net premiums earned ........................ $ 16,225  $ 17,126  $ 16,972  $ 16,634  $ 66,957
Interest income, net .......................      695       798       665       762     2,920
Realized investment gains, net .............       16       388         -       390       794
Income (loss) before income taxes ..........     (136)    1,203       (71)   (5,722)   (4,726)
Income (loss) from continuing operations ...     (157)      761       (82)   (3,568)   (3,046)
Income (loss) from discontinued operations..       41       198        56       (11)      284
Gain on sale of subsidiary .................        -         -         -       671       671
Net income (loss) ..........................     (116)      959       (26)   (2,908)   (2,091)


                            *   *   *   *   *   *   *

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of Chandler (U.S.A.), Inc.:

We have audited the consolidated statements of operations, comprehensive income, shareholder's equity and cash flows of Chandler (U.S.A.), Inc. and subsidiaries ("Chandler USA") for the year ended December 31, 2000 (none of which are presented herein). Our audits also included the financial statement schedules of condensed financial information of registrant and supplementary insurance information (neither of which are presented herein), reinsurance, valuation and qualifying accounts and supplemental information for property-casualty insurance underwriters (which are presented herein) for the year ended December 31, 2000. The financial statements and financial statement schedules are the responsibility of Chandler USA's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and the cash flows of Chandler
(USA), Inc. and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, Chandler USA is involved in various legal proceedings, the outcome of which is uncertain.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
February 16, 2001
(March 5, 2001 as to Note 14)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of Chandler (U.S.A.), Inc.:

We have audited the accompanying consolidated balance sheets of Chandler (U.S.A.), Inc. and subsidiaries ("Chandler USA") as of December 31, 2001 and 2002, and the related consolidated statements of operations, comprehensive income, cash flows and shareholder's equity for the years then ended. Our audit also included the financial statement schedules as of and for the years ended December 31, 2001 and 2002, listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Chandler USA's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chandler USA at December 31, 2001 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. As discussed in Note 4 to the consolidated financial statements, the Company sold its agency business segment in 2002. We audited the adjustments necessary to restate the 2000 consolidated financial statements to report the sale of the segment as a discontinued operation. In our opinion, such adjustments are appropriate and have been properly applied.



/s/ Tullius Taylor Sartain & Sartain LLP
TULLIUS TAYLOR SARTAIN & SARTAIN LLP
Tulsa, Oklahoma
February 7, 2003

                                                                      SCHEDULE I


                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                         SUMMARY OF INVESTMENTS - OTHER
                      THAN INVESTMENTS IN RELATED PARTIES
                             AS OF DECEMBER 31, 2002

                                 (In thousands)

                                                                              AMOUNT AT WHICH
                                                                               SHOWN IN THE
TYPE OF INVESTMENT                                      COST      FAIR VALUE   BALANCE SHEET
-------------------------------------------------   ------------ ------------ ---------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies ..........   $    37,135  $    38,483  $       38,483
Corporate obligations ...........................        11,173       11,525          11,525
Public utilities ................................         6,791        7,031           7,031
                                                    ------------ ------------ ---------------
                                                         55,099       57,039          57,039
FIXED MATURITIES HELD TO MATURITY:
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies ..........         1,220        1,289           1,220

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock .................................             -          681             681
                                                    ------------ ------------ ---------------
  Total investments .............................   $    56,319  $    59,009  $       58,940
                                                    ============ ============ ===============


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                       (In thousands except share amounts)

                                                                      DECEMBER 31,
                                                                  ---------------------
                                                                     2001       2002
                                                                  ---------- ----------
ASSETS

Cash ............................................................ $       -  $   2,355
Premiums receivable .............................................         -        979
Amounts due from subsidiaries ...................................     2,075      1,762
Property and equipment, net .....................................       876        825
Amounts due from related parties ................................     7,880     10,582
Other assets ....................................................     4,288      4,870
Goodwill ........................................................     2,350          -
Investment in subsidiaries, net .................................    54,594     52,036
                                                                  ---------- ----------
Total assets .................................................... $  72,063  $  73,409
                                                                  ========== ==========
LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
  Accrued taxes and other payables .............................. $   4,321  $   4,081
  Premiums payable ..............................................         -      2,328
  Debentures ....................................................    24,000     24,000
                                                                  ---------- ----------
Total liabilities ...............................................    28,321     30,409
                                                                  ---------- ----------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding .........................         2          2
  Paid-in surplus ...............................................    60,584     60,584
  Accumulated deficit ...........................................   (17,225)   (19,316)
  Accumulated other comprehensive income:
  Unrealized gain on investments held by subsidiary and available
    for sale, net of deferred income taxes ......................       381      1,730
                                                                  ---------- ----------
Total shareholder's equity ......................................    43,742     43,000
                                                                  ---------- ----------
Total liabilities and shareholder's equity ...................... $  72,063  $  73,409
                                                                  ========== ==========


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                   YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2000       2001       2002
                                                              ---------- ---------- ----------
Revenues
  Interest income, net ...................................... $      19  $       8  $       7
  Interest income, net from related parties .................         -        371        380
  Commissions, fees and other income ........................       798        618        765
                                                              ---------- ---------- ----------
    Total revenues ..........................................       817        997      1,152
                                                              ---------- ---------- ----------
Operating costs and expenses
  General and administrative expenses .......................     2,069      2,442      3,529
  Interest expense ..........................................     2,214      2,213      2,213
                                                              ---------- ---------- ----------
    Total operating costs and expenses ......................     4,283      4,655      5,742
                                                              ---------- ---------- ----------
Loss from continuing operations before income tax benefit ...    (3,466)    (3,658)    (4,590)
Federal income tax benefit ..................................       979      1,143      1,729
                                                              ---------- ---------- ----------
Net loss from continuing operations before equity
  in net income (loss) of subsidiaries ......................    (2,487)    (2,515)    (2,861)
Equity in net income (loss) of subsidiaries .................      (895)     2,025        133
                                                              ---------- ---------- ----------
Net loss from continuing operations .........................    (3,382)      (490)    (2,728)

Loss from discontinued operations ...........................      (613)      (613)       (34)

Gain on sale of subsidiary ..................................         -          -        671
                                                              ---------- ---------- ----------
Net loss .................................................... $  (3,995) $  (1,103) $  (2,091)
                                                              ========== ========== ==========


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                       YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                     2000       2001       2002
                                                                  ---------- ---------- ----------
OPERATING ACTIVITIES
  Net loss ...................................................... $  (3,995) $  (1,103) $  (2,091)
  Add (deduct):
    Adjustments to reconcile net loss to cash
      applied to operating activities:
    Net (income) loss of subsidiaries not distributed to parent..       895     (2,025)      (133)
    Net (gains) losses on sale of property and equipment ........         6          2        (12)
    Gain on sale of subsidiary ..................................         -          -       (671)
    Amortization and depreciation ...............................     1,306        834        222
    Net change in non-cash balances relating to
      operating activities:
      Premiums receivable .......................................         -          -      2,778
      Amounts due from subsidiaries .............................      (690)       264        314
      Other assets ..............................................      (708)     1,121      1,428
      Accrued taxes and other payables ..........................       520       (729)      (692)
      Premiums payable ..........................................         -          -     (3,200)
                                                                  ---------- ---------- ----------
    Cash applied to operating activities ........................    (2,666)    (1,636)    (2,057)
                                                                  ---------- ---------- ----------
INVESTING ACTIVITIES
  Cost of property and equipment purchased ......................       (61)      (682)      (103)
  Proceeds from sale of property and equipment ..................        43      3,915         57
  Proceeds from sale of subsidiary ..............................         -          -      3,247
  Investment in subsidiary ......................................         -          -         (2)
                                                                  ---------- ---------- ----------
    Cash provided by (applied to) investing activities ..........       (18)     3,233      3,199
                                                                  ---------- ---------- ----------
FINANCING ACTIVITIES
  Shareholder dividend from subsidiaries ........................     2,500      7,000      3,915
  Payments and loans from related parties .......................     1,200      4,032      3,249
  Payments and loans to related parties .........................    (1,016)   (12,629)    (5,951)
                                                                  ---------- ---------- ----------
    Cash provided by (applied to) financing activities ..........     2,684     (1,597)     1,213
                                                                  ---------- ---------- ----------
Increase in cash and cash equivalents ...........................         -          -      2,355
Cash and cash equivalents at beginning of year ..................         -          -          -
                                                                  ---------- ---------- ----------
Cash and cash equivalents at end of year ........................ $       -  $       -  $   2,355
                                                                  ========== ========== ==========

SEE INDEPENDENT AUDITORS' REPORT.

                                                                   SCHEDULE III

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                 (In thousands)

                                     FUTURE
                                     POLICY                                                      AMORTI-
                                    BENEFITS,           OTHER                                   ZATION OF                NET
                          DEFERRED   LOSSES,            POLICY                        CLAIMS,    DEFERRED             PREMIUMS
                           POLICY    CLAIMS           CLAIMS AND             NET     LOSSES AND   POLICY      OTHER    WRITTEN
                        ACQUISITION AND LOSS UNEARNED  BENEFITS   PREMIUM  INTEREST  SETTLEMENT ACQUISITION OPERATING    AND
                           COSTS    EXPENSES PREMIUMS   PAYABLE   REVENUE   INCOME    EXPENSES     COSTS    EXPENSES   ASSUMED
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- --------
YEAR ENDED
DECEMBER 31, 2000
Property and casualty .. $     (12) $100,173 $ 74,198 $    5,062 $  85,519 $   4,281 $   64,999 $    16,882 $  12,812 $ 78,445
                         ========== ======== ======== ========== ========= ========= ========== =========== ========= ========

DECEMBER 31, 2001
Property and casualty .. $    (456) $ 84,756 $ 61,562 $    4,600 $  69,985 $   4,003 $   52,550 $    10,869 $  13,789 $ 65,423
                         ========== ======== ======== ========== ========= ========= ========== =========== ========= ========

DECEMBER 31, 2002
Property and casualty .. $     355  $ 92,606 $ 55,160 $    4,244 $  66,957 $   2,920 $   50,712 $    10,239 $  14,707 $ 67,667
                         ========== ======== ======== ========== ========= ========= ========== =========== ========= ========


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE IV

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                                   REINSURANCE

                             (Dollars in thousands)

                                                                                  ASSUMED                    PERCENTAGE
                                                                    CEDED TO        FROM                     OF AMOUNT
                                                       GROSS         OTHER         OTHER          NET         ASSUMED
                                                       AMOUNT      COMPANIES     COMPANIES       AMOUNT        TO NET
                                                    ------------  ------------  ------------  ------------  ------------
Year ended December 31, 2000
  Property and casualty ........................... $   197,041   $  (118,751)  $       155   $    78,445       0.20 %
                                                    ============  ============  ============  ============  ============
Year ended December 31, 2001
  Property and casualty ........................... $   158,741   $   (93,541)  $       223   $    65,423       0.34 %
                                                    ============  ============  ============  ============  ============
Year ended December 31, 2002
  Property and casualty ........................... $   139,876   $   (72,495)  $       286   $    67,667       0.42 %
                                                    ============  ============  ============  ============  ============


SEE INDEPENDENT AUDITORS' REPORT.

                                                                     SCHEDULE V

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                 (In thousands)

                                                         BALANCE AT        PROVISION                            BALANCE
                                                          BEGINNING           FOR                               AT END
                                                          OF PERIOD      NON-COLLECTION      WRITE-OFFS        OF PERIOD
                                                      ----------------  ----------------  ----------------  ----------------
Allowance for non-collection of
  premiums receivable:

    2000 ............................................ $           263   $           179   $          (134)  $           308
                                                      ================  ================  ================  ================
    2001 ............................................ $           308   $           305   $          (315)  $           298
                                                      ================  ================  ================  ================
    2002 ............................................ $           298   $           444   $          (496)  $           246
                                                      ================  ================  ================  ================
Allowance for non-collection of reinsurance
  recoverables on paid and unpaid losses:

    2000 ............................................ $           577   $             -   $            95   $           672
                                                      ================  ================  ================  ================
    2001 ............................................ $           672   $           454   $           (30)  $         1,096
                                                      ================  ================  ================  ================
    2002 ............................................ $         1,096   $         1,726   $           (55)  $         2,767
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

                                                                    SCHEDULE VI


                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                            SUPPLEMENTAL INFORMATION

                 (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                                 (In thousands)


                                                                DISCOUNT      PAID LOSSES AND
                                                                DEDUCTED      LOSS ADJUSTMENT
                                                              FROM RESERVES      EXPENSES
                                                             ---------------  ---------------
Year ended December 31, 2000
  Property-casualty ........................................ $            -   $       69,534
                                                             ===============  ===============
Year ended December 31, 2001
  Property-casualty ........................................ $            -   $       66,395
                                                             ===============  ===============
Year ended December 31, 2002
  Property-casualty ........................................ $            -   $       50,296
                                                             ===============  ===============


SEE INDEPENDENT AUDITORS' REPORT.