Form 10-Q
period 2003-03-31
CHANDLER USA INC
filed 2003-05-13
CIK 1083750

=============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q


             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---          SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 YES  X  NO
                                     ---    ---
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES     NO  X
                                                 ---    ---

The number of common shares, $1.00 par value, of the registrant outstanding on April 30, 2003 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.

=============================================================================

                                                                     PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX



PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
-------

Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 ....  1

Consolidated Statements of Operations for the three months
     ended March 31, 2003 and 2002 ........................................  2

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2003 and 2002 .................................  3

Consolidated Statements of Cash Flows for the three months
     ended March 31, 2003 and 2002 ........................................  4

Notes to Interim Consolidated Financial Statements ........................  5

ITEM 2.
-------

Management's Discussion and Analysis of Financial Condition and
     Results of Operations ................................................  8

ITEM 4.
-------

Controls and Procedures ................................................... 11

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings ............................................. 11

Item 2.     Changes in Securities ......................................... 11

Item 3.     Defaults Upon Senior Securities ............................... 11

Item 4.     Submission of Matters to a Vote of Security Holders ........... 11

Item 5.     Other Information ............................................. 11

Item 6.     Exhibits and Reports on Form 8-K .............................. 11

Signatures ................................................................ 12

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                 March 31,    December 31,
                                                                                   2003           2002
                                                                               -------------  ------------
                                                                                (Unaudited)
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $6,720 and $6,737 in 2003
      and 2002, respectively) ................................................ $      6,908   $     6,943
    Unrestricted (amortized cost $43,547 and $48,362 in 2003
      and 2002, respectively) ................................................       45,268        50,096
  Fixed maturities held to maturity, at amortized cost
    Restricted (fair value $393 and $394 in 2003
      and 2002, respectively) ................................................          380           374
    Unrestricted (fair value $898 and $895 in 2003
      and 2002, respectively) ................................................          862           846
  Equity securities available for sale, at fair value ........................        1,782           681
                                                                               -------------  ------------
    Total investments ........................................................       55,200        58,940
Cash and cash equivalents ($711 restricted in 2003
  and 2002, respectively) ....................................................       12,025         9,336
Premiums receivable, less allowance for non-collection
  of $311 and $246 at 2003 and 2002, respectively ............................       23,668        24,009
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $2,383 and $2,275 at 2003 and 2002, respectively .........       10,651        11,198
Reinsurance recoverable on paid losses from related parties ..................          263            80
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $503 and $492 at 2003 and 2002, respectively .............       41,227        50,377
Reinsurance recoverable on unpaid losses from related parties ................        8,921         9,038
Prepaid reinsurance premiums .................................................       19,370        19,202
Prepaid reinsurance premiums to related parties ..............................       10,551         8,680
Deferred policy acquisition costs ............................................            -           355
Property and equipment, net ..................................................        9,953        10,093
Amounts due from related parties .............................................       10,536        10,582
State insurance licenses, net ................................................        3,745         3,745
Other assets .................................................................       13,013        14,220
                                                                               -------------  ------------
Total assets ................................................................. $    219,123   $   229,855
                                                                               =============  ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ................................. $     81,667   $    92,606
  Unearned premiums ..........................................................       55,031        55,160
  Policyholder deposits ......................................................        4,412         4,244
  Accrued taxes and other payables ...........................................        7,448         8,040
  Premiums payable ...........................................................        2,712         2,805
  Debentures .................................................................       24,000        24,000
                                                                               -------------  ------------
    Total liabilities ........................................................      175,270       186,855
                                                                               -------------  ------------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ......................................            2             2
  Paid-in surplus ............................................................       60,584        60,584
  Accumulated deficit ........................................................      (19,539)      (19,316)
  Accumulated other comprehensive income:
  Unrealized gain on investments available for sale, net
    of deferred income taxes .................................................        2,806         1,730
                                                                               -------------  ------------
    Total shareholder's equity ...............................................       43,853        43,000
                                                                               -------------  ------------
Total liabilities and shareholder's equity ................................... $    219,123   $   229,855
                                                                               =============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                       2003            2002
                                                                   ------------    ------------
Premiums and other revenues
  Direct premiums written and assumed ............................ $    33,108     $    34,850
  Reinsurance premiums ceded .....................................     (12,434)        (12,066)
  Reinsurance premiums ceded to related parties ..................      (8,306)         (6,317)
                                                                   ------------    ------------
    Net premiums written and assumed .............................      12,368          16,467
  Decrease (increase) in unearned premiums .......................       2,169            (242)
                                                                   ------------    ------------

    Net premiums earned ..........................................      14,537          16,225

Interest income, net .............................................         486             613
Interest income, net from related parties ........................         110              82
Realized investment gains, net ...................................         151              16
Other income .....................................................         209              43
                                                                   ------------    ------------
    Total premiums and other revenues ............................      15,493          16,979
                                                                   ------------    ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $3,170 and $3,223 in
    2003 and 2002, respectively ..................................       8,709          10,804
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,747 and $2,171 in
    2003 and 2002, respectively ..................................       2,897           2,650
  General and administrative expenses ............................       3,640           3,102
  Interest expense ...............................................         558             559
                                                                   ------------    ------------

    Total operating costs and expenses ...........................      15,804          17,115
                                                                   ------------    ------------

Loss from continuing operations before income taxes ..............        (311)           (136)
Federal income tax benefit (provision) ...........................          88             (21)
                                                                   ------------    ------------
Loss from continuing operations ..................................        (223)           (157)
Income from discontinued operations ..............................           -              41
                                                                   ------------    ------------
  Net loss ....................................................... $      (223)    $      (116)
                                                                   ============    ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                     PAGE 3
                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                       2003            2002
                                                                   ------------    ------------
Net loss ......................................................... $      (223)    $      (116)
                                                                   ------------    ------------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ......       1,220            (698)
    Less: Reclassification adjustment for gains included in
      net loss ...................................................        (151)            (16)
                                                                   ------------    ------------
Other comprehensive income (loss), before income tax .............       1,069            (714)

Income tax benefit related to items of other
  comprehensive income (loss) ....................................           7             243
                                                                   ------------    ------------
Other comprehensive income (loss), net of income tax .............       1,076            (471)
                                                                   ------------    ------------
Comprehensive income (loss) ...................................... $       853     $      (587)
                                                                   ============    ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                           2003            2002
                                                                       ------------    ------------
OPERATING ACTIVITIES
Net loss ............................................................. $      (223)    $      (116)
  Add (deduct):
  Adjustments to reconcile net loss to cash provided by
    (applied to) operating activities:
    Realized investment gains, net ...................................        (151)            (16)
    Net (gains) losses on sale of equipment ..........................        (136)              1
    Amortization and depreciation ....................................         367             409
    Provision for non-collection of premiums .........................          75              50
    Provision for non-collection of reinsurance recoverables .........         138              91
    Net change in non-cash balances relating to operating activities:
      Premiums receivable ............................................         266           1,711
      Reinsurance recoverable on paid losses .........................         415           3,740
      Reinsurance recoverable on paid losses from related parties ....        (183)           (430)
      Reinsurance recoverable on unpaid losses .......................       9,142          (1,519)
      Reinsurance recoverable on unpaid losses from related parties ..         117           1,220
      Prepaid reinsurance premiums ...................................        (168)          4,008
      Prepaid reinsurance premiums to related parties ................      (1,871)           (651)
      Deferred policy acquisition costs ..............................         355            (156)
      Other assets ...................................................       1,185             262
      Unpaid losses and loss adjustment expenses .....................     (10,939)         (2,343)
      Unearned premiums ..............................................        (129)         (3,115)
      Policyholder deposits ..........................................         168            (222)
      Accrued taxes and other payables ...............................        (450)         (1,539)
      Premiums payable ...............................................         (93)           (191)
                                                                       ------------    ------------
    Cash provided by (applied to) operating activities ...............      (2,115)          1,194
                                                                       ------------    ------------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ........................................................      (5,243)         (6,222)
    Sales ............................................................       8,480           6,601
    Maturities .......................................................       1,604             493
  Cost of property and equipment purchased ...........................        (117)           (135)
  Proceeds from sale of property and equipment .......................          34              31
                                                                       ------------    ------------
    Cash provided by investing activities ............................       4,758             768
                                                                       ------------    ------------
FINANCING ACTIVITIES
  Payments and loans from related parties ............................         218           1,354
  Payments and loans to related parties ..............................        (172)           (246)
                                                                       ------------    ------------
    Cash provided by financing activities ............................          46           1,108
                                                                       ------------    ------------
Increase in cash and cash equivalents during the period ..............       2,689           3,070
Cash and cash equivalents at beginning of period .....................       9,336           4,124
                                                                       ------------    ------------
Cash and cash equivalents at end of period ........................... $    12,025     $     7,194
                                                                       ============    ============

See accompanying Notes to Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year.

     The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries including National American Insurance Company ("NAICO").

     Effective December 1, 2002, Chandler USA completed the sale of its wholly owned subsidiary LaGere and Walkingstick Insurance Agency, Inc. ("L&W"). L&W previously functioned as Chandler USA's agency segment. Prior periods have been restated to reflect the results of L&W as a discontinued operation.

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

     Transamerica reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.6 million for reinsurance recoverables on paid losses and loss adjustment expenses as of March 31, 2003. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities. While the outcome of these matters cannot be predicted with certainty, Chandler USA does not expect these matters to have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 3.  SEGMENT INFORMATION

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

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                              2003              2002
                                           ----------        ----------
                                                  (In thousands)
INSURANCE PROGRAM
------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ........... $  11,690         $  11,966
Political subdivisions ...................     2,349             3,345
Surety bonds .............................       407               822
Other (1) ................................        91                92
                                           ----------        ----------
                                           $  14,537         $  16,225
                                           ==========        ==========
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ........... $   6,751         $   7,149
Political subdivisions ...................     1,808             2,856
Surety bonds .............................       (46)              669
Other (1) ................................       196               130
                                           ----------        ----------
                                           $   8,709         $  10,804
                                           ==========        ==========

----------------------------------------

(1) This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools and assigned risks.


NOTE 4.  INCOME TAXES

     Chandler USA's effective tax rate for the three months ended March 31, 2003 is less than the statutory tax rate in both the consolidated statements of operations and the consolidated statements of comprehensive income due principally to the utilization of Chandler USA's capital loss carryforward.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.25% at March 31, 2003. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has exercised its option to repurchase the equipment at the end of the lease for approximately $3.0 million and will amortize the deferred gain into income over the final year of the lease.

NOTE 6.  SUBSEQUENT EVENTS

     At March 31, 2003, NAICO owned 19,371 shares of common stock of Insurance Services Office, Inc. ("ISO") that it received in 1997 as a result of ISO converting to a for-profit corporation. In April 2003, NAICO accepted ISO's offer to redeem these shares for a price of $88.80 per share, which will result in a realized investment gain of $1.7 million that will be recognized in the second quarter of 2003. At March 31, 2003, NAICO adjusted the carrying value of these shares to $1.7 million, which represents the estimated fair value of the shares, and has reflected this amount as an unrealized gain on investments available for sale, net of deferred income taxes.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three month periods ended March 31, 2003 and 2002:

                                         Gross premiums earned          Net premiums earned
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED MARCH 31,           2003           2002           2003           2002
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard property and casualty ... $    24,091    $    27,896    $    11,690    $    11,966
   Political subdivisions ...........       8,179          8,617          2,349          3,345
   Surety bonds .....................         875          1,354            407            822
   Other ............................          92             97             91             92
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    33,237    $    37,964    $    14,537    $    16,225
                                      ============   ============   ============   ============

     Gross premiums earned decreased $4.7 million or 12% in the first quarter of 2003 compared to the first quarter of 2002. Gross premiums earned in Texas and Oklahoma decreased $2.9 million and $2.3 million, respectively, from the first quarter of 2002. These decreases were primarily the result of NAICO's efforts to focus on improving underwriting profitability in its core programs by re-underwriting the business. Net premiums earned decreased $1.7 million or 10% in the first quarter of 2003 compared to the first quarter of 2002.

     Gross premiums earned in the standard property and casualty program decreased $3.8 million or 14% in the first quarter of 2003 compared to the first quarter of 2002. Gross premiums earned in Texas and Oklahoma decreased by $2.8 million and $2.0 million, respectively, in the first quarter of 2003 compared to the first quarter of 2002 due primarily to NAICO's efforts to focus on improving underwriting profitability by discontinuing certain accounts where rates were not believed to be adequate. Approximately $3.3 million or 87% of the total decrease was in the workers compensation line of business. Net premiums earned decreased $276,000 or 2% in the first quarter of 2003 versus the first quarter of 2002. Net premiums earned decreased less than gross premiums earned due to quota share reinsurance that expired on January 1, 2002 and that was in runoff during the 2002 quarter.

     Gross premiums earned in the political subdivisions program decreased $438,000 or 5% in the first quarter of 2003 compared to the first quarter of 2002. Gross premiums earned in the school districts portion of the program increased $390,000 due primarily to increased premium rates in Oklahoma. This was offset by a decrease in gross premiums earned for municipalities. Net premiums earned in the political subdivisions program decreased $996,000 or 30% in the first quarter of 2003 versus the first quarter of 2002 due to the decrease in gross premiums earned and to reinsuring a portion of the property lines of coverage with Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") on a quota share basis effective January 1, 2003.

     Gross premiums earned in the surety bond program decreased $479,000 or 35% in the first quarter of 2003 compared to the first quarter of 2002. The decrease was primarily due to stricter underwriting policies and a reduction in the number of appointed agents that produce this business as NAICO focuses on improving underwriting profitability in this program. Net premiums earned in the surety bond program decreased $415,000 or 50% in the first quarter of 2003 versus the first quarter of 2002 due primarily to the decrease in gross premiums earned and to an increase in the cost of reinsurance. NAICO elected not to renew its surety bond reinsurance program effective April 1, 2003 due to the decreased premium volume in this program and to the current market for this reinsurance.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At March 31, 2003, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Government and high-quality corporate bonds, with approximately 18% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from Chandler Barbados on intercompany loans.

     Net interest income from continuing operations, excluding interest income from Chandler Barbados, decreased $127,000 or 21% in the first quarter of 2003 versus the first quarter of 2002 due primarily to lower interest rates and a reduction in invested assets. Cash and invested assets were $67.2 million at March 31, 2003 compared to $74.7 million at March 31, 2002. This decrease resulted primarily from the reduction in premiums written during 2002, the payment of claims for prior years and an increase in intercompany loans to Chandler Barbados. Net interest income from Chandler Barbados was $110,000 in the first quarter of 2003 compared to $82,000 in the first quarter of 2002.

     Net realized investment gains were $151,000 for the first quarter of 2003 compared to $16,000 during the first quarter of 2002.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 59.9% for the first quarter of 2003 versus 66.6% in the first quarter of 2002. The decrease in the 2003 loss ratio resulted primarily from NAICO's past efforts to re-underwrite and re-price its business. Weather-related losses from wind and hail totaled $89,000 in the first quarter of 2003 and increased the loss ratio by 0.6 percentage points. Weather-related losses totaled $496,000 in the first quarter of 2002, and increased the 2002 loss ratio by 3.1 percentage points.

POLICY ACQUISITION COSTS

     Policy acquisition costs consist of costs associated with the acquisition of new and renewal business and generally include direct costs such as premium taxes, commissions to agents and ceding companies and premium-related assessments and indirect costs such as salaries and expenses of personnel who perform and support underwriting activities. NAICO also receives ceding commissions from the reinsurers who assume premiums from NAICO under certain reinsurance contracts and the ceding commissions are accounted for as a reduction of policy acquisition costs. Direct policy acquisition costs and ceding commissions are deferred and amortized over the terms of the policies. When the sum of the anticipated losses, loss adjustment expenses and unamortized policy acquisition costs exceeds the related unearned premiums, including anticipated investment income, a provision for the indicated deficiency is recorded. Chandler USA's deferred ceding commissions exceeded the deferred policy acquisition costs related to direct and assumed business by $63,000 at March 31, 2003 and are recorded in accrued taxes and other payables.

     The following table sets forth Chandler USA's policy acquisition costs from continuing operations for each of the three month periods ended March 31, 2003 and 2002:

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                 2003              2002
                                               ----------        ----------
                                                      (In thousands)
  Commissions expense ........................ $   4,954         $   4,808
  Other premium related assessments ..........       350               424
  Premium taxes ..............................       761               774
  Excise taxes ...............................        83                63
  Dividends to policyholders .................         5                11
  Other expense ..............................       145                50
                                               ----------        ----------
  Total direct expenses ......................     6,298             6,130
  Indirect underwriting expenses .............     2,040             2,227
  Commissions received from reinsurers .......    (5,860)           (5,095)
  Adjustment for deferred acquisition costs ..       419              (612)
                                               ----------        ----------
  Net policy acquisition costs ............... $   2,897         $   2,650
                                               ==========        ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 25.2% for the first quarter of 2003 versus 24.0% for the first quarter of 2002. Commission expense as a percentage of gross written and assumed premiums was 15.0% for the first quarter of 2003 versus 13.8% for the 2002 quarter due primarily to an increase in contingent commissions to agents that resulted from lower loss ratios than had been projected for these agents.

     Indirect underwriting expenses were 6.2% and 6.4% of total direct written and assumed premiums in the three month periods ended March 31, 2003 and 2002,
respectively.   Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers increased in the first quarter of 2003 due primarily to the increase in reinsurance premiums ceded to Chandler Barbados.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses from continuing operations were 11.0% and 8.2% of gross premiums earned in the first quarter of 2003 and 2002, respectively. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense was $558,000 in the first quarter of 2003 compared to $559,000 in the year-ago quarter. Substantially all of Chandler USA's interest expense is related to the $24 million of outstanding debentures.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 2003, Chandler USA used $2.1 million in cash from operations due primarily to a reduction in unpaid losses and loss adjustment expenses, less a decrease in reinsurance recoverable on unpaid losses. In the first quarter of 2002, Chandler USA provided $1.2 million in cash from operations.

     At March 31, 2003, Chandler Barbados owed approximately $10.5 million to Chandler USA versus $10.6 million at December 31, 2002 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.25% at March 31, 2003. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has exercised its option to repurchase the equipment at the end of the lease for approximately $3.0 million and will amortize the deferred gain into income over the final year of the lease.

ITEM 4.  CONTROLS AND PROCEDURES

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

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 2003                 CHANDLER (U.S.A.), INC.



                                    By: /s/ W. Brent LaGere
                                        -----------------------------------
                                        W. Brent LaGere
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                    By: /s/ Mark C. Hart
                                        -----------------------------------
                                        Mark C. Hart
                                        Vice President - Finance, Chief
                                        Financial Officer and Treasurer
                                        (Principal Accounting Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003
                                       /s/ W. Brent LaGere
                                       ------------------------------------
                                       W. Brent LaGere
                                       Chairman of the Board and
                                       Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003
                                       /s/ Mark C. Hart
                                       ------------------------------------
                                       Mark C. Hart
                                       Vice President - Finance,
                                       Chief Financial Officer
                                       and Treasurer

                                                                EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


In connection with the Quarterly Report of Chandler (U.S.A.), Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), W. Brent LaGere, as Chief Executive Officer of the Company, and Mark C. Hart, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, to the best of his knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/ W. Brent LaGere
                                       ------------------------------------
                                       W. Brent LaGere
                                       Chief Executive Officer
                                       May 13, 2003


                                       /s/ Mark C. Hart
                                       ------------------------------------
                                       Mark C. Hart
                                       Chief Financial Officer
                                       May 13, 2003


A signed original of this written statement required by Section 906 has been provided to Chandler (U.S.A.), Inc. and will be retained by Chandler (U.S.A.), Inc. and furnished to the Securities and Exchange Commission or its staff upon request.