Form 10-Q
period 2003-06-30
CHANDLER USA INC
filed 2003-08-11
CIK 1083750

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

                   For the Quarterly Period Ended June 30, 2003

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

The number of common shares, $1.00 par value, of the registrant outstanding on July 31, 2003 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.

=============================================================================

                                                                     PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
-------
Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 ....... 1

Consolidated Statements of Operations for the three months
     ended June 30, 2003 and 2002 ........................................... 2

Consolidated Statements of Operations for the six months
     ended June 30, 2003 and 2002 ........................................... 3

Consolidated Statements of Comprehensive Income for the three months ended June 30, 2003 and 2002 .................................... 4

Consolidated Statements of Comprehensive Income for the six
     months ended June 30, 2003 and 2002 .................................... 5

Consolidated Statements of Cash Flows for the six months
     ended June 30, 2003 and 2002 ........................................... 6

Notes to Interim Consolidated Financial Statements .......................... 7

ITEM 2.
-------

Management's Discussion and Analysis of Financial Condition and
     Results of Operations ..................................................10

ITEM 4.
-------
Controls and Procedures .....................................................14

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings ...............................................15

Item 2.     Changes in Securities and Use of Proceeds .......................15

Item 3.     Defaults Upon Senior Securities .................................15

Item 4.     Submission of Matters to a Vote of Security Holders .............15

Item 5.     Other Information ...............................................15

Item 6.     Exhibits and Reports on Form 8-K ................................15

Signatures ..................................................................16

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                          June 31,    December 31,
                                                                                            2003          2002
                                                                                       -------------  ------------
                                                                                        (Unaudited)
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $6,732 and $6,737 in 2003 and 2002, respectively)...... $      6,903   $     6,943
    Unrestricted (amortized cost $48,088 and $48,362 in 2003 and 2002, respectively)..       50,240        50,096
  Fixed maturities held to maturity, at amortized cost
    Restricted (fair value $324 and $394 in 2003 and 2002, respectively) .............          316           374
    Unrestricted (fair value $901 and $895 in 2003 and 2002, respectively) ...........          878           846
  Equity securities available for sale, at fair value ................................           62           681
                                                                                       -------------  ------------
    Total investments ................................................................       58,399        58,940
Cash and cash equivalents ($711 restricted in 2003 and 2002, respectively) ...........        9,953         9,336
Premiums receivable, less allowance for non-collection
  of $280 and $246 at 2003 and 2002, respectively ....................................       23,578        24,009
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $2,484 and $2,275 at 2003 and 2002, respectively .................       11,333        11,198
Reinsurance recoverable on paid losses from related parties ..........................          215            80
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $439 and $492 at 2003 and 2002, respectively .....................       46,084        50,377
Reinsurance recoverable on unpaid losses from related parties ........................        8,554         9,038
Prepaid reinsurance premiums .........................................................       16,234        19,202
Prepaid reinsurance premiums to related parties ......................................        9,817         8,680
Deferred policy acquisition costs ....................................................          809           355
Property and equipment, net ..........................................................        9,937        10,093
Amounts due from related parties .....................................................       10,564        10,582
State insurance licenses, net ........................................................        3,745         3,745
Other assets .........................................................................       11,965        14,220
                                                                                       -------------  ------------
Total assets ......................................................................... $    221,187   $   229,855
                                                                                       =============  ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ......................................... $     84,107   $    92,606
  Unearned premiums ..................................................................       50,296        55,160
  Policyholder deposits ..............................................................        4,382         4,244
  Accrued taxes and other payables ...................................................        8,061         8,040
  Premiums payable ...................................................................        1,928         2,805
  Debentures .........................................................................       14,000        24,000
  Trust preferred securities .........................................................       13,000             -
                                                                                       -------------  ------------
    Total liabilities ................................................................      175,774       186,855
                                                                                       -------------  ------------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ..............................................            2             2
  Paid-in surplus ....................................................................       60,584        60,584
  Accumulated deficit ................................................................      (16,748)      (19,316)
  Accumulated other comprehensive income:
  Unrealized gain on investments available for sale, net
    of deferred income taxes .........................................................        1,575         1,730
                                                                                       -------------  ------------
    Total shareholder's equity .......................................................       45,413        43,000
                                                                                       -------------  ------------
Total liabilities and shareholder's equity ........................................... $    221,187   $   229,855
                                                                                       =============  ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                   Three months ended June 31,
                                                                   ---------------------------
                                                                       2003           2002
                                                                   ------------   ------------
Premiums and other revenues
    Direct premiums written and assumed .......................... $    27,352    $    36,339
    Reinsurance premiums ceded ...................................      (8,183)       (10,938)
    Reinsurance premiums ceded to related parties ................      (5,612)        (7,267)
                                                                   ------------   ------------

        Net premiums written and assumed .........................      13,557         18,134
    Decrease (increase) in unearned premiums .....................         864         (1,008)
                                                                   ------------   ------------

        Net premiums earned ......................................      14,421         17,126

Interest income, net .............................................         551            719
Interest income, net from related parties ........................         111             79
Realized investment gains, net ...................................       1,787            388
Other income .....................................................       2,823             89
                                                                   ------------   ------------

        Total premiums and other revenues ........................      19,693         18,401
                                                                   ------------   ------------

Operating costs and expenses
    Losses and loss adjustment expenses, net of amounts
        ceded to related parties of $3,220 and $4,326 in
        2003 and 2002, respectively ..............................       9,125         11,503
    Policy acquisition costs, net of ceding commissions
        received from related parties of $1,845 and $2,463 in
        2003 and 2002, respectively ..............................       3,222          2,395
    General and administrative expenses ..........................       3,357          2,741
    Interest expense .............................................         600            559
                                                                   ------------   ------------

        Total operating costs and expenses .......................      16,304         17,198
                                                                   ------------   ------------

Income from continuing operations before income taxes ............       3,389          1,203
Federal income tax provision .....................................        (598)          (442)
                                                                   ------------   ------------

Income from continuing operations ................................       2,791            761
Income from discontinued operations ..............................           -            198
                                                                   ------------   ------------
    Net income ................................................... $     2,791    $       959
                                                                   ============   ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                    Six months ended June 31,
                                                                   ---------------------------
                                                                       2003           2002
                                                                   ------------   ------------
Premiums and other revenues
    Direct premiums written and assumed .......................... $    60,460    $    71,189
    Reinsurance premiums ceded ...................................     (20,617)       (23,004)
    Reinsurance premiums ceded to related parties ................     (13,918)       (13,584)
                                                                   ------------   ------------

        Net premiums written and assumed .........................      25,925         34,601
    Decrease (increase) in unearned premiums .....................       3,033         (1,250)
                                                                   ------------   ------------

        Net premiums earned ......................................      28,958         33,351

Interest income, net .............................................       1,037          1,332
Interest income from related parties .............................         221            161
Realized investment gains, net ...................................       1,938            404
Other income .....................................................       3,032            132
                                                                   ------------   ------------

        Total premiums and other revenues ........................      35,186         35,380
                                                                   ------------   ------------

Operating costs and expenses
    Losses and loss adjustment expenses, net of amounts
        ceded to related parties of $6,390 and $7,549 in
        2003 and 2002, respectively ..............................      17,834         22,307
    Policy acquisition costs, net of ceding commissions
        received from related parties of $4,593 and $4,634 in
        2003 and 2002, respectively ..............................       6,119          5,045
    General and administrative expenses ..........................       6,997          5,843
    Interest expense .............................................       1,158          1,118
                                                                   ------------   ------------

        Total operating costs and expenses .......................      32,108         34,313
                                                                   ------------   ------------

Income from continuing operations before income taxes ............       3,078          1,067
Federal income tax provision .....................................        (510)          (463)
                                                                   ------------   ------------

Income from continuing operations ................................       2,568            604
Income from discontinued operations ..............................           -            239
                                                                   ------------   ------------
    Net income ................................................... $     2,568    $       843
                                                                   ============   ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                   Three months ended June 31,
                                                                   ---------------------------
                                                                       2003           2002
                                                                   ------------   ------------
Net income ....................................................... $     2,791    $       959
                                                                   ------------   ------------

Other comprehensive income (loss), before income tax:
    Unrealized gains (losses) on securities:
        Unrealized holding gains arising during period ...........         483          1,563
        Less:  Reclassification adjustment for gains included
            in net income ........................................      (1,787)          (388)
                                                                   ------------   ------------

Other comprehensive income (loss), before income tax .............      (1,304)         1,175
Income tax benefit (provision) related to items of other
    comprehensive income (loss) ..................................          73           (400)
                                                                   ------------   ------------
Other comprehensive income (loss), net of income tax .............      (1,231)           775
                                                                   ------------   ------------
Comprehensive income ............................................. $     1,560    $     1,734
                                                                   ============   ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                    Six months ended June 31,
                                                                   ---------------------------
                                                                       2003           2002
                                                                   ------------   ------------
Net income ....................................................... $     2,568    $       843
                                                                   ------------   ------------

Other comprehensive income (loss), before income tax:
    Unrealized gains (losses) on securities:
        Unrealized holding gains arising during period ...........       1,703            865
        Less:  Reclassification adjustment for gains included
            in net income ........................................      (1,938)          (404)
                                                                   ------------   ------------

Other comprehensive income (loss), before income tax .............        (235)           461
Income tax benefit (provision) related to items of other
    comprehensive income (loss) ..................................          80           (157)
                                                                   ------------   ------------
Other comprehensive income (loss), net of income tax .............        (155)           304
                                                                   ------------   ------------
Comprehensive income ............................................. $     2,413    $     1,147
                                                                   ============   ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                Six months ended June 30,
                                                                               ---------------------------
                                                                                   2003            2002
                                                                               ------------    -----------
Net income ................................................................... $     2,568     $      843
  Add (deduct):
  Adjustments to reconcile net income to cash applied to operating activities:
    Realized investment gains, net ...........................................      (1,938)          (404)
    Gain on purchase and cancellation of debentures ..........................      (2,227)             -
    Net gains on sale of property and equipment ..............................        (642)             -
    Amortization and depreciation expense ....................................         737            816
    Provision for non-collection of premiums .................................         150            143
    Provision for non-collection of reinsurance recoverables .................         183            173
    Net change in non-cash balances relating to operating activities:
      Premiums receivable ....................................................         281            790
      Reinsurance recoverable on paid losses .................................        (377)          (424)
      Reinsurance recoverable on paid losses from related parties ............        (135)          (338)
      Reinsurance recoverable on unpaid losses ...............................       4,352         (2,312)
      Reinsurance recoverable on unpaid losses from related parties ..........         484          1,832
      Prepaid reinsurance premiums ...........................................       2,968          7,639
      Prepaid reinsurance premiums to related parties ........................      (1,137)        (2,000)
      Deferred policy acquisition costs ......................................        (454)          (802)
      Other assets ...........................................................       2,215          1,090
      Unpaid losses and loss adjustment expenses .............................      (8,499)        (3,601)
      Unearned premiums ......................................................      (4,864)        (4,390)
      Policyholder deposits ..................................................         138           (192)
      Accrued taxes and other payables .......................................         673            336
      Premiums payable .......................................................        (877)        (3,486)
                                                                               ------------    -----------
    Cash applied to operating activities .....................................      (6,401)        (4,287)
                                                                               ------------    -----------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ................................................................     (12,261)       (12,069)
    Sales ....................................................................      10,676         19,481
    Maturities ...............................................................       1,866          1,641
  Equity securities available for sale:
    Sales ....................................................................       1,720              -
  Cost of property and equipment purchased ...................................        (369)          (158)
  Proceeds from sale of property and equipment ...............................          74             36
                                                                               ------------    -----------
    Cash provided by investing activities ....................................       1,706          8,931
                                                                               ------------    -----------
FINANCING ACTIVITIES
  Proceeds from issuance of trust preferred securities .......................      13,000              -
  Payment on retirement of debentures ........................................      (7,250)             -
  Debt issue costs ...........................................................        (456)             -
  Payments and loans from related parties ....................................         397          1,804
  Payments and loans to related parties ......................................        (379)        (2,458)
                                                                               ------------    -----------
    Cash provided by (applied to) financing activities .......................       5,312           (654)
                                                                               ------------    -----------
Increase in cash and cash equivalents during the period ......................         617          3,990
Cash and cash equivalents at beginning of period .............................       9,336          4,124
                                                                               ------------    -----------
Cash and cash equivalents at end of period ................................... $     9,953     $    8,114
                                                                               ============    ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year.

     The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries including National American Insurance Company ("NAICO"). See Note 4 regarding Chandler Capital Trust I, a wholly owned subsidiary of Chandler USA, which was established in May 2003.

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

     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.6 million for reinsurance recoverables on paid losses and loss adjustment expenses as of June 30, 2003. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities. While the outcome of these matters cannot be predicted with certainty, Chandler USA does not expect these matters to have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 3.  NEW ACCOUNTING STANDARD

     In May 2003, the Financial Accounting Standards Board issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. During May 2003, Chandler USA issued trust preferred securities through a wholly owned subsidiary and has accounted for the trust preferred securities as a liability in accordance with SFAS No. 150.

NOTE 4.  TRUST PREFERRED SECURITIES

     In May 2003, Chandler USA established Chandler Capital Trust I (the "Trust"). The Trust is a Delaware statutory business trust and is a wholly owned consolidated subsidiary of Chandler USA. On May 22, 2003, the Trust issued $13.0 million of capital securities (the "Trust Preferred Securities") to InCapS Funding I, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Distributions on the Trust Preferred Securities are payable quarterly at a fixed annual rate of 9.75% beginning August 23, 2003. The Trust may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust Preferred Securities are subject to a mandatory redemption on May
23, 2033, but they may be redeemed after five years at a premium of half the fixed rate coupon declining ratably to par in the 10th year. All payments by the Trust regarding the Trust Preferred Securities are guaranteed by Chandler USA.

     The Trust used the proceeds from the sale of the Trust Preferred Securities to purchase 9.75% junior subordinated debentures (the "Junior Debentures") of Chandler USA in like amount, and will distribute any cash payments it receives thereon to the holders of its preferred and common securities. The Junior Debentures are the sole assets of the Trust. Distributions on the Junior Debentures are payable quarterly at a fixed annual rate of 9.75% beginning August 23, 2003. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures, with such deferred payments accruing interest compounded quarterly. The Junior Debentures are subject to a mandatory redemption on May 23, 2033, but they may be redeemed after five years at a premium of half the fixed rate coupon declining ratably to par in the 10th year.

     The sale of the Trust Preferred Securities resulted in net proceeds of $12.5 million to Chandler USA, net of placement costs. Chandler USA used $7.5 million of the proceeds to purchase $10.0 million principal amount of its outstanding senior debentures. The senior debentures purchased by Chandler USA have been cancelled. The purchase and cancellation of the senior debentures resulted in a pre-tax gain of $2.2 million, net of an adjustment to unamortized issuance costs, which is included in other income in the consolidated statement of operations. Chandler USA also contributed $5.0 million of the proceeds to NAICO to be used for general corporate purposes.

NOTE 5.  SEGMENT INFORMATION

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

                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                         ---------------------------  --------------------------
                                             2003           2002          2003          2002
                                         ------------   ------------  ------------  ------------
                                                              (In thousands)
INSURANCE PROGRAM
---------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ........  $    11,258    $    12,734   $    22,948   $    24,700
Political subdivisions ................        2,355          3,450         4,705         6,795
Surety bonds ..........................          808            868         1,214         1,690
Other (1)..............................            -             74            91           166
                                         ------------   ------------  ------------  ------------
                                         $    14,421    $    17,126   $    28,958   $    33,351
                                         ============   ============ =============  ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ........  $     6,135    $     8,992   $    12,886   $    16,142
Political subdivisions ................        2,249          2,165         4,057         5,021
Surety bonds ..........................          677            270           631           939
Other (1)..............................           64             76           260           205
                                         ------------   ------------  ------------  ------------
                                         $     9,125    $    11,503   $    17,834   $    22,307
                                         ============   ============  ============  ============


-------------------------------------------------

(1) This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools and assigned risks.

NOTE 6.  INCOME TAXES

     Chandler USA's effective tax rate for the three months and six months ended June 30, 2003 is less than the statutory tax rate in the consolidated statements of operations due principally to the utilization of Chandler USA's capital loss carryforward.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.00% at June 30, 2003. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. During the first quarter of 2003, Chandler USA exercised its option to repurchase the equipment at the end of the lease for approximately $3.0 million. The deferred gain is being amortized into income over the final year of the lease, resulting in other income of $510,000 and $652,000 for the second quarter and first six months of 2003, respectively.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and six month periods ended June 30, 2003 and 2002:

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED JUNE 30,            2003           2002           2003           2002
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard property and casualty ... $    23,251    $    27,426    $    11,258    $    12,734
   Political subdivisions ...........       7,892          8,815          2,355          3,450
   Surety bonds .....................         942          1,300            808            868
   Other ............................           4             74              -             74
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    32,089    $    37,615    $    14,421    $    17,126
                                      ============   ============   ============   ============

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   SIX MONTHS ENDED JUNE 30,              2003           2002           2003           2002
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard property and casualty ... $    47,342    $    55,322    $    22,948    $    24,700
   Political subdivisions ...........      16,070         17,432          4,705          6,795
   Surety bonds .....................       1,817          2,654          1,214          1,690
   Other ............................          95            171             91            166
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    65,324    $    75,579    $    28,958    $    33,351
                                      ============   ============   ============   ============

     Gross premiums earned decreased $5.5 million or 15% and $10.3 million or 14% in the second quarter and first six months of 2003, respectively, compared to the 2002 periods. Gross premiums earned in Oklahoma decreased $2.9 million and $5.2 million in the second quarter and first six months of 2003, respectively, from the 2002 periods, and gross premiums earned in Texas decreased $2.7 million and $5.6 million in these periods. These decreases were primarily the result of NAICO's efforts to focus on improving underwriting profitability in its core programs by re-underwriting the business. Net premiums earned decreased $2.7 million or 16% and $4.4 million or 13% for the second quarter and first six months of 2003, respectively.

     Gross premiums earned in the standard property and casualty program decreased $4.2 million or 15% and $8.0 million or 14% in the second quarter and first six months of 2003, respectively, compared to the 2002 periods. The workers compensation line accounted for $3.2 million and $6.5 million of the decrease in the second quarter and first six months of 2003, respectively. Gross premiums earned in Texas decreased $2.7 million and $5.4 million in the second quarter and first six months of 2003, respectively, and gross premiums earned in Oklahoma decreased $2.1 million and $4.2 million in the same periods. The decreases were primarily due to discontinuing certain accounts where rates were not believed to be adequate. Net premiums earned in this program decreased $1.5 million or 12% and $1.8 million or 7% in the second quarter and first six months of 2003, respectively. Net premiums earned decreased less than gross premiums earned due to quota share reinsurance that expired on January 1, 2002 and that was in runoff during the 2002 periods.

     Gross premiums earned in the political subdivisions program decreased $923,000 or 10% and $1.4 million or 8% in the second quarter and first six months of 2003, respectively, compared to the 2002 periods. Gross premiums earned in the school districts portion of the program decreased $147,000 and increased $244,000 in the second quarter and first six months of 2003, respectively. Gross premiums earned in the municipalities portion of the program decreased $776,000 and $1.6 million in the second quarter and first six months of 2003, respectively. During 2002, NAICO significantly reduced its premium writings in this portion of the program. Net premiums earned in this program decreased $1.1 million or 32% and $2.1 million or 31% in the second quarter and first six months of 2003, respectively, due to the decrease in gross premiums earned and to reinsuring a portion of the property lines of coverage with Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") on a quota share basis effective January 1, 2003.

     Gross premiums earned in the surety bond program decreased $358,000 or 28% and $837,000 or 32% in the second quarter and first six months of 2003, respectively, compared to the 2002 periods. The decreases are primarily due to stricter underwriting policies and a reduction in the number of appointed agents that produce this business as NAICO focuses on improving underwriting profitability in this program. Net premiums earned in this program decreased $60,000 or 7% and $476,000 or 28% in the second quarter and first six months of 2003, respectively. NAICO experienced an increase in the cost of its reinsurance for this program during the first quarter of 2003. NAICO elected not to renew its surety bond reinsurance program effective April 1, 2003 due to the decreased premium volume in this program and to the current market for this reinsurance.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At June 30, 2003, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Government and high-quality corporate bonds, with approximately 15% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from Chandler Barbados on intercompany loans.

     Net interest income from continuing operations, excluding interest income from Chandler Barbados, decreased $168,000 or 23% in the second quarter of 2003 compared to the second quarter of 2002, and decreased $295,000 or 22% for the six months ended June 30, 2003. The decreases were due primarily to lower interest rates in 2003. Cash and invested assets were $68.3 million at June 30, 2003 compared to $68.9 million at June 30, 2002. Net interest income from Chandler Barbados increased $32,000 or 41% and $60,000 or 37% in the second quarter and first six months of 2003, respectively, due to an increase in intercompany borrowing.

     Net realized investment gains were $1.8 million and $1.9 million during the second quarter and first six months of 2003, respectively, compared to $388,000 and $404,000 during the second quarter and first six months of 2002. Realized investment gains in the second quarter of 2003 included a gain of $1.7 million from the sale of 19,371 shares of common stock of Insurance Services Office, Inc. ("ISO"). NAICO received these shares in 1997 as a result of ISO converting to a for-profit corporation.

OTHER INCOME

     Other income from continuing operations was $2.8 million and $3.0 million in the second quarter and first six months of 2003, respectively, compared to $89,000 and $132,000 during the second quarter and first six months of 2002. The 2003 amounts included a gain of $2.2 million related to the purchase and cancellation of $10.0 million of Chandler USA's senior debentures. Other income also included $510,000 and $652,000 in the second quarter and first six months of 2003 for the amortization of the deferred gain related to the sale and leaseback of certain equipment. The deferred gain is being amortized into income over the final year of the lease following the exercise of the option for Chandler USA to repurchase the equipment at the end of the lease. See LIQUIDITY AND CAPITAL RESOURCES.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 63.3% and 61.6% for the second quarter and first six months of 2003, compared to 67.2% and 66.9% in the corresponding 2002 periods. The decrease in the 2003 loss ratios resulted primarily from NAICO's past efforts to re-underwrite and re-price its business. Weather-related losses from wind and hail totaled $1.3 million and $1.4 million in the second quarter and first six months of 2003 and increased the respective loss ratios by 8.8 and 4.7 percentage points. Weather-related losses totaled $516,000 and $1.0 million in the second quarter and first six months of 2002, and increased the respective 2002 loss ratios by 3.0 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs from continuing operations for each of the three and six month periods ended June 30, 2003 and 2002:


                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                            ----------------------  ----------------------
                                               2003        2002        2003        2002
                                            ----------  ----------  ----------  ----------
                                                            (In thousands)
Commissions expense ........................$   4,341   $   5,633   $   9,295   $  10,440
Other premium related assessments ..........      344         342         694         766
Premium taxes ..............................      638       1,016       1,398       1,790
Excise taxes ...............................       56          73         139         136
Dividends to policyholders .................        9          27          15          38
Other expense ..............................      207         233         351         283
                                            ----------  ----------  ----------  ----------
Total direct expenses ......................    5,595       7,324      11,892      13,453

Indirect underwriting expenses .............    1,943       2,090       3,984       4,318
Commissions received from reinsurers .......   (3,443)     (6,374)     (9,303)    (11,469)
Adjustment for deferred acquisition costs ..     (873)       (645)       (454)     (1,257)
                                            ----------  ----------  ----------  ----------
Net policy acquisition costs ...............$   3,222   $   2,395   $   6,119   $   5,045
                                            ==========  ==========  ==========  ==========


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 27.6% and 26.3% for the second quarter and first six months of 2003, respectively, compared to 25.9% and 25.0% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 15.9% and 15.4% in the second quarter and the first six months of 2003, respectively, compared to 15.5% and 14.7% in the corresponding 2002 periods. The increase in commission expense was primarily due to an increase in contingent commissions to agents that resulted from lower loss ratios than had been projected for these agents. Commissions received from reinsurers decreased $2.9 million or 46% and $2.2 million or 19% in the second quarter and first six months of 2003, respectively, compared to the 2002 periods. The decrease was due to a decrease in reinsurance premiums ceded during the periods and to an increase in ceding commissions in the 2002 periods that resulted from a lower than expected loss ratio for certain reinsurance that included a sliding scale commission arrangement.

     Indirect underwriting expenses were 7.1% and 6.6% of total direct written and assumed premiums in the second quarter and first six months of 2003, respectively, compared to 5.8% and 6.1% in the corresponding 2002 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses from continuing operations were 10.5% and 10.7% of gross premiums earned in the second quarter and first six months of 2003, respectively, compared to 7.3% and 7.7% for the corresponding 2002 periods. The 2003 percentages increased due to the decrease in gross premiums earned and to increased employee related expenses. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense from continuing operations increased $41,000 and $40,000 in the second quarter and first six months of 2003, respectively, compared to the 2002 periods. The increase is due to the issuance of $13.0 million of trust preferred securities in May 2003, less the interest saved from the purchase and cancellation of $10.0 million of Chandler USA's senior debentures.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2003, Chandler USA used $6.4 million in cash from operations due primarily to a reduction in unpaid losses and loss adjustment expenses and a reduction in unearned premiums. In the first six months of 2002, Chandler USA used $4.3 million in cash from operations.

     In May 2003, Chandler USA established Chandler Capital Trust I (the "Trust"). The Trust is a Delaware statutory business trust and is a wholly owned consolidated subsidiary of Chandler USA. On May 22, 2003, the Trust issued $13.0 million of capital securities (the "Trust Preferred Securities") to InCapS Funding I, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Distributions on the Trust Preferred Securities are payable quarterly at a fixed annual rate of 9.75% beginning August 23, 2003. The Trust may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust Preferred Securities are subject to a mandatory redemption on May
23, 2033, but they may be redeemed after five years at a premium of half the fixed rate coupon declining ratably to par in the 10th year. All payments by the Trust regarding the Trust Preferred Securities are guaranteed by Chandler USA.

     The Trust used the proceeds from the sale of the Trust Preferred Securities to purchase 9.75% junior subordinated debentures (the "Junior Debentures") of Chandler USA in like amount, and will distribute any cash payments it receives thereon to the holders of its preferred and common securities. The Junior Debentures are the sole assets of the Trust. Distributions on the Junior Debentures are payable quarterly at a fixed annual rate of 9.75% beginning August 23, 2003. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures, with such deferred payments accruing interest compounded quarterly. The Junior Debentures are subject to a mandatory redemption on May 23, 2033, but they may be redeemed after five years at a premium of half the fixed rate coupon declining ratably to par in the 10th year.

     The sale of the Trust Preferred Securities resulted in net proceeds of $12.5 million to Chandler USA, net of placement costs. Chandler USA used $7.5 million of the proceeds to purchase $10.0 million principal amount of its outstanding senior debentures. The senior debentures purchased by Chandler USA have been cancelled. The purchase and cancellation of the senior debentures resulted in a pre-tax gain of $2.2 million, net of an adjustment to unamortized issuance costs, which is included in other income in the consolidated statement of operations. Chandler USA also contributed $5.0 million of the proceeds to NAICO to be used for general corporate purposes.

     At June 30, 2003 and December 31, 2002, Chandler Barbados owed approximately $10.6 million to Chandler USA under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.00% at June 30, 2003. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. During the first quarter of 2003, Chandler USA exercised its option to repurchase the equipment at the end of the lease for approximately $3.0 million. The deferred gain is being amortized into income over the final year of the lease, resulting in other income of $510,000 and $652,000 for the second quarter and first six months of 2003, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), Chandler USA's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of Chandler USA's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, Chandler USA's Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that Chandler USA's disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Chandler USA, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

     In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or is reasonably likely to materially affect, the internal control over financial reporting.

PART II.                        OTHER INFORMATION
                                -----------------

Item 1.  Legal Proceedings
         -----------------

         In response to this item, Chandler USA incorporates by reference to
         Note 2. Litigation to its Interim Consolidated Financial Statements contained elsewhere in this report.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Effective May 13, 2003, Chandler USA's sole shareholder, Chandler Barbados, re-elected the following individuals to serve on Chandler USA's Board of Directors:

              W. Brent LaGere                      W. Scott Martin
              Mark T. Paden                        Robert L. Rice
              R. Patrick Gilmore                   K.R. Price
              Richard L. Evans                     William Thomas Keele

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         Index of Exhibits
         -----------------
         4.1 First Amendment to Indenture effective May 13, 2003 constituting the First Amendment to the Indenture dated as of July 16, 1999, between Chandler (U.S.A.), Inc., and The Bank of New York Trust Company of Florida, N.A. as successor trustee to U.S. Trust Company of Texas, N.A., as Trustee regarding the 8.75% senior debentures due 2014 issued by Chandler (U.S.A.), Inc.
         10.1 Amended and Restated Declaration of Trust of Chandler Capital Trust I dated as of May 22, 2003 among Chandler (U.S.A.), Inc., as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and W. Brent LaGere, Mark T. Paden and Mark C. Hart, as administrators.
         10.2 Indenture, dated as of May 22, 2003 among Chandler (U.S.A.), Inc., as issuer, and Wilmington Trust Company, as trustee.
         10.3 Guarantee Agreement, dated as of May 22, 2003 between Chandler (U.S.A.), Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee.
         10.4 Capital Securities Subscription Agreement dated as of May 13, 2003 among Chandler (U.S.A.), Inc. and Chandler Capital Trust
               I, together as offerors, and InCapS Funding I, Ltd., as purchaser.
         10.5 Placement Agreement dated May 13, 2003 among Chandler (U.S.A.), Inc. and Chandler Capital Trust I, together as offerors, and Sandler O'Neill & Partners, L.P., as placement agent.
         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         Reports on Form 8-K
         -------------------
         Chandler USA filed one current report on Form 8-K dated May 13, 2003 responding to Item 5 of Form 8-K.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2003                       CHANDLER (U.S.A.), INC.


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