Form 10-Q
period 2003-09-30
CHANDLER USA INC
filed 2003-11-12
CIK 1083750

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The number of common shares, $1.00 par value, of the registrant outstanding on October 31, 2003 was 2,484, which are owned by Chandler Insurance (Barbados), Ltd., a wholly owned subsidiary of Chandler Insurance Company, Ltd.

=============================================================================

                                                                     PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
-------
Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 ..  1

Consolidated Statements of Operations for the three months
  ended September 30, 2003 and 2002 .........................................  2

Consolidated Statements of Operations for the nine months
  ended September 30, 2003 and 2002 .........................................  3

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2003 and 2002 ..................................  4

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2003 and 2002 ..................................  5

Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2003 and 2002 .........................................  6

Notes to Interim Consolidated Financial Statements ..........................  7

ITEM 2.
-------
Management's Discussion and Analysis of Financial Condition and
  Results of Operations ..................................................... 10

ITEM 4.
-------
Controls and Procedures ..................................................... 14

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings .................................................. 15

Item 2.  Changes in Securities and Use of Proceeds .......................... 15

Item 3.  Defaults Upon Senior Securities .................................... 15

Item 4.  Submission of Matters to a Vote of Security Holders ................ 15

Item 5.  Other Information .................................................. 15

Item 6.  Exhibits and Reports on Form 8-K ................................... 15

Signatures .................................................................. 16

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                       September 30,  December 31,
                                                                                            2003          2002
                                                                                       -------------  ------------
                                                                                        (Unaudited)
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $7,306 and $6,737 in 2003 and 2002, respectively) ..... $      7,435   $     6,943
    Unrestricted (amortized cost $48,569 and $48,362 in 2003 and 2002, respectively)..       49,832        50,096
  Fixed maturities held to maturity, at amortized cost
    Restricted (fair value $394 in 2002) .............................................            -           374
    Unrestricted (fair value $1,228 and $895 in 2003 and 2002, respectively) .........        1,218           846
  Equity securities available for sale, at fair value ................................           62           681
                                                                                       -------------  ------------
    Total investments ................................................................       58,547        58,940
Cash and cash equivalents ($676 and $711 restricted in
  2003 and 2002, respectively) .......................................................       15,036         9,336
Premiums receivable, less allowance for non-collection
  of $264 and $246 at 2003 and 2002, respectively ....................................       23,903        24,009
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $2,569 and $2,275 at 2003 and 2002, respectively .................        7,088        11,198
Reinsurance recoverable on paid losses from related parties ..........................            -            80
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $448 and $492 at 2003 and 2002, respectively .....................       39,163        50,377
Reinsurance recoverable on unpaid losses from related parties ........................        8,377         9,038
Prepaid reinsurance premiums .........................................................       17,931        19,202
Prepaid reinsurance premiums to related parties ......................................       10,682         8,680
Deferred policy acquisition costs ....................................................          122           355
Property and equipment, net ..........................................................        9,972        10,093
Amounts due from related parties .....................................................        9,514        10,582
State insurance licenses, net ........................................................        3,745         3,745
Other assets .........................................................................       11,578        14,220
                                                                                       -------------  ------------
Total assets ......................................................................... $    215,658   $   229,855
                                                                                       =============  ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ......................................... $     76,176   $    92,606
  Unearned premiums ..................................................................       53,933        55,160
  Policyholder deposits ..............................................................        4,800         4,244
  Accrued taxes and other payables ...................................................        5,809         8,040
  Premiums payable ...................................................................        2,549         2,805
  Premiums payable to related parties ................................................          195             -
  Debentures .........................................................................       14,000        24,000
  Trust preferred securities .........................................................       13,000             -
                                                                                       -------------  ------------
    Total liabilities ................................................................      170,462       186,855
                                                                                       -------------  ------------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ..............................................            2             2
  Paid-in surplus ....................................................................       60,584        60,584
  Accumulated deficit ................................................................      (16,350)      (19,316)
  Accumulated other comprehensive income:
  Unrealized gain on investments available for sale, net
    of deferred income taxes .........................................................          960         1,730
                                                                                       -------------  ------------
    Total shareholder's equity .......................................................       45,196        43,000
                                                                                       -------------  ------------
Total liabilities and shareholder's equity ........................................... $    215,658   $   229,855
                                                                                       =============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                     PAGE 2
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                                  Three months ended September 30,
                                                                  --------------------------------
                                                                       2003               2002
                                                                  -------------       ------------
Premiums and other revenues
  Direct premiums written and assumed ........................... $     35,141        $    42,956
  Reinsurance premiums ceded ....................................      (12,692)           (16,709)
  Reinsurance premiums ceded to related parties .................       (7,229)            (6,172)
                                                                  -------------       ------------
    Net premiums written and assumed ............................       15,220             20,075
  Increase in unearned premiums .................................       (1,075)            (3,103)
                                                                  -------------       ------------

    Net premiums earned .........................................       14,145             16,972

Interest income, net ............................................          527                566
Interest income, net from related parties .......................           98                 99
Realized investment gains, net ..................................          413                  -
Other income ....................................................          612                 32
                                                                  -------------       ------------
    Total premiums and other revenues ...........................       15,795             17,669
                                                                  -------------       ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $3,427 and $4,015 in
    2003 and 2002, respectively .................................        8,949             11,738
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,529 and $2,094 in
    2003 and 2002, respectively .................................        2,459              1,912
  General and administrative expenses ...........................        3,274              3,533
  Interest expense ..............................................          643                558
                                                                  -------------       ------------
    Total operating costs and expenses ..........................       15,325             17,741
                                                                  -------------       ------------

Income (loss) from continuing operations before income taxes ....          470                (72)
Federal income tax provision ....................................          (72)               (11)
                                                                  -------------       ------------

Income (loss) from continuing operations ........................          398                (83)
Income from discontinued operations .............................            -                 57
                                                                  -------------       ------------
  Net income (loss) ............................................. $        398        $       (26)
                                                                  =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                   Nine months ended September 30,
                                                                  --------------------------------
                                                                      2003                2002
                                                                  ------------        ------------
Premiums and other revenues
  Direct premiums written and assumed ........................... $    95,601         $   114,145
  Reinsurance premiums ceded ....................................     (33,309)            (39,713)
  Reinsurance premiums ceded to related parties .................     (21,147)            (19,756)
                                                                  ------------        ------------
    Net premiums written and assumed ............................      41,145              54,676
  Decrease (increase) in unearned premiums ......................       1,958              (4,353)
                                                                  ------------        ------------

    Net premiums earned .........................................      43,103              50,323

Interest income, net ............................................       1,564               1,898
Interest income, net from related parties .......................         319                 260
Realized investment gains, net ..................................       2,351                 404
Other income ....................................................       3,644                 164
                                                                  ------------        ------------

    Total premiums and other revenues ...........................      50,981              53,049
                                                                  ------------        ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $9,817 and $11,564 in
    2003 and 2002, respectively .................................      26,783              34,045
  Policy acquisition costs, net of ceding commissions
    received from related parties of $7,122 and $6,728 in
    2003 and 2002, respectively .................................       8,578               6,957
  General and administrative expenses ...........................      10,271               9,376
  Interest expense ..............................................       1,801               1,676
                                                                  ------------        ------------

    Total operating costs and expenses ..........................      47,433              52,054
                                                                  ------------        ------------

Income from continuing operations before income taxes ...........       3,548                 995
Federal income tax provision ....................................        (582)               (474)
                                                                  ------------        ------------

Income from continuing operations ...............................       2,966                 521
Income from discontinued operations .............................           -                 296
                                                                  ------------        ------------
  Net income .................................................... $     2,966         $       817
                                                                  ============        ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                 Three months ended September 30,
                                                                 --------------------------------
                                                                     2003                2002
                                                                 ------------        ------------
Net income (loss)............................................... $       398         $       (26)
                                                                 ------------        ------------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ....        (518)              1,783
    Less:  Reclassification adjustment for gains included
      in net income (loss) .....................................        (413)                  -
                                                                 ------------        ------------
Other comprehensive income (loss), before income tax ...........        (931)              1,783

Income tax benefit (provision) related to items of other
  comprehensive income (loss) ..................................         316                (606)
                                                                 ------------        ------------
Other comprehensive income (loss), net of income tax ...........        (615)              1,177
                                                                 ------------        ------------
Comprehensive income (loss) .................................... $      (217)        $     1,151
                                                                 ============        ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                 Nine months ended September 30,
                                                                 -------------------------------
                                                                     2003               2002
                                                                 ------------       ------------
Net income ..................................................... $     2,966        $       817
                                                                 ------------       ------------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains arising during period .............       1,185              2,648
    Less:  Reclassification adjustment for gains included
      in net income ............................................      (2,351)              (404)
                                                                 ------------       ------------
Other comprehensive income (loss), before income tax ...........      (1,166)             2,244

Income tax benefit (provision) related to items of other
  comprehensive income (loss) ..................................         396               (763)
                                                                 ------------       ------------
Other comprehensive income (loss), net of income tax ...........        (770)             1,481
                                                                 ------------       ------------
Comprehensive income ........................................... $     2,196        $     2,298
                                                                 ============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                               Nine months ended September 30,
                                                                               -------------------------------
                                                                                   2003               2002
                                                                               ------------       ------------
OPERATING ACTIVITIES
Net income ................................................................... $     2,966        $       817
  Add (deduct):
  Adjustments to reconcile net income to cash applied to operating activities:
    Realized investment gains, net ...........................................      (2,351)              (404)
    Gain on retirement of debentures .........................................      (2,227)                 -
    Net (gains) losses on sale of property and equipment .....................      (1,152)                35
    Amortization and depreciation expense ....................................       1,104              1,216
    Provision for non-collection of premiums .................................         239                246
    Provision for non-collection of reinsurance recoverables .................         298                652
    Net change in non-cash balances relating
      to operating activities:
      Premiums receivable ....................................................        (133)            (1,148)
      Reinsurance recoverable on paid losses .................................       3,750                512
      Reinsurance recoverable on paid losses from related parties ............          80                240
      Reinsurance recoverable on unpaid losses ...............................      11,276             (6,613)
      Reinsurance recoverable on unpaid losses from related parties ..........         661              1,911
      Prepaid reinsurance premiums ...........................................       1,271              4,476
      Prepaid reinsurance premiums to related parties ........................      (2,002)            (2,013)
      Deferred policy acquisition costs ......................................         233               (421)
      Other assets ...........................................................       2,898              1,358
      Unpaid losses and loss adjustment expenses .............................     (16,430)             1,034
      Unearned premiums ......................................................      (1,227)             1,890
      Policyholder deposits ..................................................         556               (481)
      Accrued taxes and other payables .......................................      (1,069)            (2,119)
      Premiums payable .......................................................        (256)            (2,821)
      Premiums payable to related parties ....................................         195                  -
                                                                               ------------       ------------
    Cash applied to operating activities ....................................       (1,320)            (1,633)
                                                                               ------------       ------------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ................................................................     (27,672)           (13,167)
    Sales ....................................................................      22,806             19,481
    Maturities ...............................................................       4,296              3,877
  Unrestricted fixed maturities held to maturity:
    Maturities ...............................................................          70                  -
  Equity securities available for sale:
    Sales ....................................................................       1,720                  -
  Cost of property and equipment purchased ...................................        (650)              (222)
  Proceeds from sale of property and equipment ...............................          88                 55
                                                                               ------------       ------------
    Cash provided by investing activities ....................................         658             10,024
                                                                               ------------       ------------
FINANCING ACTIVITIES
  Proceeds from issuance of trust preferred securities .......................      13,000                  -
  Payment on retirement of debentures ........................................      (7,250)                 -
  Debt issue costs ...........................................................        (456)                 -
  Payments and loans from related parties ....................................       1,653              3,095
  Payments and loans to related parties ......................................        (585)            (4,475)
                                                                               ------------       ------------
    Cash provided by (applied to) financing activities .......................       6,362             (1,380)
                                                                               ------------       ------------
Increase in cash and cash equivalents during the period ......................       5,700              7,011
Cash and cash equivalents at beginning of period .............................       9,336              4,124
                                                                               ------------       ------------
Cash and cash equivalents at end of period ................................... $    15,036        $    11,135
                                                                               ============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year.

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

     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owed NAICO approximately $1.6 million for reinsurance recoverables on paid losses and loss adjustment expenses as of September 30, 2003. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities. While the outcome of these matters cannot be predicted with certainty, Chandler USA does not expect these matters to have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 3.  NEW ACCOUNTING STANDARD

     In May 2003, the Financial Accounting Standards Board issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. During May 2003, Chandler USA issued trust preferred securities through a wholly owned subsidiary and has accounted for the trust preferred securities as a liability in accordance with SFAS No. 150.

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

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                         ---------------------------  --------------------------
                                             2003           2002          2003          2002
                                         ------------   ------------  ------------  ------------
                                                              (In thousands)
INSURANCE PROGRAM
----------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ......... $    11,666    $    12,506   $    34,614   $    37,207
Political subdivisions .................       1,666          3,597         6,371        10,392
Surety bonds ...........................         734            861         1,948         2,551
Other (1) ..............................          79              8           170           173
                                         ------------   ------------  ------------  ------------
                                         $    14,145    $    16,972   $    43,103   $    50,323
                                         ============   ============  ============  ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ......... $     7,743    $    10,136   $    20,629   $    26,278
Political subdivisions .................         927          1,439         4,984         6,460
Surety bonds ...........................         103             64           734         1,003
Other (1) ..............................         176             99           436           304
                                         ------------   ------------  ------------  ------------
                                         $     8,949    $    11,738   $    26,783   $    34,045
                                         ============   ============  ============  ============


--------------------------------------------------------

(1) This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools and assigned risks.


NOTE 6.  INCOME TAXES

     Chandler USA's effective tax rate for the three months and nine months ended September 30, 2003 is less than the statutory tax rate in the consolidated statements of operations due principally to the utilization of Chandler USA's capital loss carryforward.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.00% at September 30, 2003. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. During the first quarter of 2003, Chandler USA exercised its option to repurchase the equipment at the end of the lease for approximately $3.0 million. The deferred gain is being amortized into income over the final year of the lease, resulting in other income of $510,000 and $1.2 million for the third quarter and first nine months of 2003, respectively.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and nine month periods ended September 30, 2003 and 2002:

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED SEPTEMBER 30,       2003           2002           2003           2002
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard property and casualty ... $    23,634    $    26,379    $    11,666    $    12,506
   Political subdivisions ...........       6,747          9,001          1,666          3,597
   Surety bonds .....................       1,044          1,290            734            861
   Other ............................          79              5             79              8
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    31,504    $    36,675    $    14,145    $    16,972
                                      ============   ============   ============   ============

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   NINE MONTHS ENDED SEPTEMBER 30,        2003           2002           2003           2002
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard property and casualty ... $    70,976    $    81,703    $    34,614    $    37,207
   Political subdivisions ...........      22,817         26,433          6,371         10,392
   Surety bonds .....................       2,860          3,944          1,948          2,551
   Other ............................         175            175            170            173
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    96,828    $   112,255    $    43,103    $    50,323
                                      ============   ============   ============   ============

     Gross premiums earned decreased $5.2 million or 14% and $15.4 million or 14% in the third quarter and first nine months of 2003, respectively, compared to the 2002 periods. Gross premiums earned in Oklahoma decreased $3.3 million and $8.5 million in the third quarter and first nine months of 2003, respectively, from the 2002 periods, and gross premiums earned in Texas decreased $2.6 million and $8.2 million in these periods. These decreases were primarily the result of NAICO's efforts to focus on improving underwriting profitability in its core programs by re-underwriting the business. Net premiums earned decreased $2.8 million or 17% and $7.2 million or 14% for the third quarter and first nine months of 2003, respectively.

     Gross premiums earned in the standard property and casualty program decreased $2.7 million or 10% and $10.7 million or 13% in the third quarter and first nine months of 2003, respectively, compared to the 2002 periods.
The workers compensation line accounted for $2.4 million and $8.8 million of the decrease in the third quarter and first nine months of 2003, respectively. Gross premiums earned in Texas decreased $2.6 million and $8.1 million in the third quarter and first nine months of 2003, respectively, and gross premiums earned in Oklahoma decreased $1.1 million and $5.3 million in the same periods. The decreases were primarily due to discontinuing certain accounts where rates were not believed to be adequate. Net premiums earned in this program decreased $840,000 or 7% and $2.6 million or 7% in the third quarter and first nine months of 2003, respectively. Net premiums earned decreased less than gross premiums earned due to quota share reinsurance that expired on January
1, 2002 and that was in runoff during the 2002 periods.

     Gross premiums earned in the political subdivisions program decreased
$2.3 million or 25% and $3.6 million or 14% in the third quarter and first nine months of 2003, respectively, compared to the 2002 periods. Gross premiums earned in the school districts portion of the program decreased $1.8 million and $1.6 million in the third quarter and first nine months of 2003, respectively. The decreases were due to the loss of certain schools where rates were not believed to be adequate. Gross premiums earned in the municipalities portion of the program decreased $439,000 and $2.0 million in the third quarter and first nine months of 2003, respectively. During 2002, NAICO significantly reduced its premium writings in this portion of the program. Net premiums earned in the political subdivisions program decreased $1.9 million or 54% and $4.0 million or 39% in the third quarter and first nine months of 2003, respectively, due to the decrease in gross premiums earned and to reinsuring a portion of the property lines of coverage with Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") on a quota share basis effective January 1, 2003.

     Gross premiums earned in the surety bond program decreased $246,000 or 19% and $1.1 million or 27% in the third quarter and first nine months of 2003, respectively, compared to the 2002 periods. The decreases are primarily due to stricter underwriting policies and a reduction in the number of appointed agents that produce this business as NAICO focuses on improving underwriting profitability in this program. Net premiums earned in this program decreased $127,000 or 15% and $603,000 or 24% in the third quarter and first nine months of 2003, respectively. NAICO experienced an increase in the cost of its reinsurance for this program during the first quarter of 2003. NAICO elected not to renew its surety bond reinsurance program effective April 1, 2003 due to the decreased premium volume in this program and to the current market for this reinsurance.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At September 30, 2003, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Government and high-quality corporate bonds, with approximately 20% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from Chandler Barbados on intercompany loans.

     Net interest income from continuing operations, excluding interest income from Chandler Barbados, decreased $39,000 or 7% in the third quarter of 2003 compared to the third quarter of 2002, and decreased $334,000 or 18% for the nine months ended September 30, 2003. The decreases were due primarily to lower interest rates and a decrease in the average amount of invested assets in 2003. Net interest income from Chandler Barbados decreased $1,000 or 1% and increased $59,000 or 23% in the third quarter and first nine months of 2003, respectively.

     Net realized investment gains were $413,000 and $2.4 million during the third quarter and first nine months of 2003, respectively, compared to $0 and $404,000 during the third quarter and first nine months of 2002. Realized investment gains in the first nine months of 2003 included a gain of $1.7 million from the sale of 19,371 shares of common stock of Insurance Services Office, Inc. ("ISO") that was recorded during the second quarter of 2003. NAICO received these shares in 1997 as a result of ISO converting to a for-profit corporation.

OTHER INCOME

     Other income from continuing operations was $612,000 and $3.6 million in the third quarter and first nine months of 2003, respectively, compared to $32,000 and $164,000 during the third quarter and first nine months of 2002. Other income in the first nine months of 2003 included a gain of $2.2 million related to the purchase and cancellation of $10.0 million of Chandler USA's senior debentures that was recorded during the second quarter of 2003. Other income also included $510,000 and $1.2 million in the third quarter and first nine months of 2003 for the amortization of the deferred gain related to the sale and leaseback of certain equipment. The deferred gain is being amortized into income over the final year of the lease following the exercise of the option for Chandler USA to repurchase the equipment at the end of the lease. See LIQUIDITY AND CAPITAL RESOURCES.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 63.3% and 62.1% for the third quarter and first nine months of 2003, compared to 69.2% and 67.7% in the corresponding 2002 periods. The decrease in the 2003 loss ratios resulted primarily from NAICO's past efforts to re-underwrite and re-price its business. Weather-related losses from wind and hail totaled $285,000 and $1.6 million in the third quarter and first nine months of 2003 and increased the respective loss ratios by 2.0 and
3.8 percentage points. Weather-related losses totaled $274,000 and $1.3 million in the third quarter and first nine months of 2002, and increased the respective 2002 loss ratios by 1.6 and 2.6 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs from continuing operations for each of the three and nine month periods ended September 30, 2003 and 2002:


                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                            ----------------------  ----------------------
                                               2003        2002        2003        2002
                                            ----------  ----------  ----------  ----------
                                                            (In thousands)
Commissions expense ........................$   4,775   $   5,507   $  14,070   $  15,948
Other premium related assessments ..........      329         385       1,023       1,151
Premium taxes ..............................      544         394       1,943       2,185
Excise taxes ...............................       72          62         211         197
Dividends to policyholders .................       (2)          2          13          40
Other expense ..............................      146         113         497         396
                                            ----------  ----------  ----------  ----------
Total direct expenses ......................    5,864       6,463      17,757      19,917

Indirect underwriting expenses .............    1,840       1,890       5,824       6,208
Commissions received from reinsurers .......   (5,932)     (6,822)    (15,236)    (18,291)
Adjustment for deferred acquisition costs ..      687         381         233        (877)
                                            ----------  ----------  ----------  ----------
Net policy acquisition costs ...............$   2,459   $   1,912   $   8,578   $   6,957
                                            ==========  ==========  ==========  ==========


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 21.9% and 24.7% for the third quarter and first nine months of 2003, respectively, compared to 19.4% and 22.9% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 13.6% and 14.7% in the third quarter and the first nine months of 2003, respectively, compared to 12.8% and 14.0% in the corresponding 2002 periods. The increase in commission expense was primarily due to an increase in contingent commissions to agents that resulted from lower loss ratios than had been projected for these agents. Commissions received from reinsurers decreased $890,000 or 13.0% and $3.1 million or 16.7% in the third quarter and first nine months of 2003, respectively, compared to the 2002 periods. The decrease was due to a decrease in reinsurance premiums ceded during the periods and to an increase in ceding commissions in the 2002 periods that resulted from a lower than expected loss ratio for certain reinsurance that included a sliding scale commission arrangement.

     Indirect underwriting expenses were 5.2% and 6.1% of total direct written and assumed premiums in the third quarter and first nine months of 2003, respectively, compared to 4.4% and 5.4% in the corresponding 2002 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses from continuing operations were 10.4% and 10.6% of gross premiums earned in the third quarter and first nine months of 2003, respectively, compared to 9.6% and 8.4% for the corresponding 2002 periods. The 2003 percentages increased due to the decrease in gross premiums earned and to increased employee related expenses. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense from continuing operations increased $85,000 and $125,000 in the third quarter and first nine months of 2003, respectively, compared to the 2002 periods. The increase is due to the issuance of $13.0 million of trust preferred securities in May 2003, less the interest saved from the purchase and cancellation of $10.0 million of Chandler USA's senior debentures.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2003, Chandler USA used $1.3 million in cash from operations due primarily to a reduction in unpaid losses and loss adjustment expenses. In the first nine months of 2002, Chandler USA used $1.6 million in cash from operations.

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

     At September 30, 2003 and December 31, 2002, Chandler Barbados owed approximately $9.5 million and $10.6 million, respectively, to Chandler USA under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.00% at September 30, 2003. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. During the first quarter of 2003, Chandler USA exercised its option to repurchase the equipment at the end of the lease for approximately $3.0 million. The deferred gain is being amortized into income over the final year of the lease, resulting in other income of $510,000 and $1.2 million for the third quarter and first nine months of 2003, respectively.

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

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         Index of Exhibits
         -----------------
         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         Reports on Form 8-K
         -------------------
         None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 11, 2003                     CHANDLER (U.S.A.), INC.


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