Form 10-K
period 2003-12-31
CHANDLER USA INC
filed 2004-03-12
CIK 1083750

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

       Title of each class          Name of each exchange on which registered
 -------------------------------- ---------------------------------------------
 8.75% SENIOR DEBENTURES DUE 2014            AMERICAN STOCK EXCHANGE

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter: None.

     The number of common shares, $1.00 par value, of the registrant outstanding on February 29, 2004 was 2,484, which are owned by Chandler Insurance Company, Ltd.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant does not incorporate by reference in this report any annual report, proxy statement, or Rule 424 prospectus.

================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K report, as well as statements made by Chandler (U.S.A.), Inc. ("Chandler USA") in periodic press releases and oral statements made by Chandler USA's officials constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Chandler USA to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things,
(i) general economic and business conditions; (ii) interest rate changes;
(iii) competition and regulatory environment in which Chandler USA and its subsidiaries operate, including the ability to implement price increases;
(iv) claims frequency; (v) claims severity; (vi) catastrophic events of unanticipated frequency or severity; (vii) the number of new and renewal policy applications submitted to National American Insurance Company ("NAICO") by its agents; (viii) the ability of NAICO to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (ix) the ability of NAICO to collect reinsurance recoverables; (x) the ability of NAICO to maintain favorable insurance company ratings; and (xi) various other factors.

ITEM 1.  BUSINESS

GENERAL

     Chandler USA is an insurance holding company that provides administrative services to its wholly owned subsidiaries NAICO and Chandler Insurance Managers, Inc. ("CIMI"). Chandler USA is an Oklahoma corporation which is wholly owned by Chandler Insurance Company, Ltd. ("Chandler Insurance"), a privately owned Cayman Islands company. Chandler USA is headquartered in Chandler, Oklahoma, in facilities also occupied by NAICO and CIMI.

     Prior to December 2003, Chandler USA was a wholly owned subsidiary of Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") which, in turn, was a wholly owned subsidiary of Chandler Insurance. In December 2003, Chandler Barbados was dissolved following the transfer of its assets, liabilities and business to Chandler Insurance. Chandler Insurance assumed the obligations of Chandler Barbados including those under its reinsurance agreements with NAICO pursuant to a Distribution Agreement and a General Conveyance. The reorganization of Chandler Barbados and Chandler Insurance was approved by the Cayman Islands Monetary Authority, the Supervisor of Insurance in Barbados and the Oklahoma Insurance Department.

     NAICO is one of the leading commercial business insurance writers in Oklahoma, providing property and casualty coverage for businesses in various industries. NAICO has a network of independent agents, totaling approximately 159 at December 31, 2003, that market NAICO's insurance products. Independent agents originate substantially all of NAICO's business. NAICO is licensed to write property and casualty coverage in 45 states and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects. NAICO is currently rated as B++ (Very Good) by A.M. Best Company, an insurance rating agency. This rating is an independent opinion of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

     In December 2002, Chandler USA completed the sale of its wholly owned subsidiary, LaGere & Walkingstick Insurance Agency, Inc. ("L&W"), to Brown & Brown, Inc. L&W previously functioned as Chandler USA's agency segment and is presented as discontinued operations. See Note 4 to Consolidated Financial Statements for more information on the sale of L&W.

INSURANCE PROGRAMS

     NAICO writes various property and casualty insurance products through three primary marketing programs. The programs are standard property and casualty, political subdivisions and surety bonds.

STANDARD PROPERTY AND CASUALTY PROGRAM

     NAICO offers workers compensation, automobile liability and physical damage, other liability (including general liability, products liability and umbrella liability) and property coverages under its standard property and casualty program. In marketing these products, NAICO targets companies in the construction, manufacturing, wholesale, service, oil and gas, and retail industries. NAICO writes this business principally in Oklahoma and Texas.

POLITICAL SUBDIVISIONS PROGRAM

     Under the political subdivisions program, NAICO writes insurance policies primarily for school districts in Oklahoma. As of December 31, 2003 NAICO insured 298 school districts primarily in Oklahoma. The coverages offered include workers compensation, automobile liability, automobile physical damage, general liability, property and school board legal liability. NAICO has also written property and casualty insurance for municipalities, primarily in Oklahoma. During 2002 and 2003, NAICO significantly reduced its premium writings in this portion of the program.

SURETY BOND PROGRAM

     NAICO writes surety bonds, commonly referred to as contract performance bonds, to secure the performance of contractors and suppliers on construction projects. A substantial portion of this business is written in Texas and Oklahoma. NAICO has also written bail bonds, which guarantee that the principal will discharge obligations set by the court, as well as other types of miscellaneous bonds. NAICO reduced the underwriting authority for the bail bond portion of the program in 2003, and discontinued the bail bond portion of the program as of the end of 2003.

     The following table shows gross premiums earned and net premiums earned by insurance program for the years 2001, 2002 and 2003. The term "gross premiums earned" means gross premiums written (before reductions for premiums ceded to reinsurers) less the increases or plus the decreases in the gross unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. The term "net premiums earned" means gross premiums earned less reductions for earned premiums ceded to reinsurers. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                       GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                     --------------------------   --------------------------
INSURANCE PROGRAMS                     2001     2002     2003       2001     2002     2003
-----------------------------------  -------- -------- --------   -------- -------- --------
                                                       (In thousands)
Standard property and casualty ....  $128,554 $106,051 $ 93,193   $ 53,130 $ 49,570 $ 45,521
Political subdivisions ............    34,178   35,159   28,926     12,534   13,829    8,093
Surety bonds ......................     8,796    5,104    3,908      4,125    3,310    2,724
Other (1) .........................        71      249      252        196      248      245
                                     -------- -------- --------   -------- -------- --------
TOTAL .............................  $171,599 $146,563 $126,279   $ 69,985 $ 66,957 $ 56,583
                                     ======== ======== ========   ======== ======== ========
-------------------------------

(1)  This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools and assigned risks.


LINES OF INSURANCE

     The lines of insurance written by NAICO through its programs are workers compensation, automobile liability, other liability (including general liability, products liability and umbrella liability), automobile physical damage, property, surety, inland marine and accident and health. The following table shows net premiums earned as a percentage of total net premiums earned by each line of insurance written by NAICO during the period indicated.


                                                   YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------
                                      1999       2000       2001       2002       2003
                                    --------   --------   --------   --------   --------
Workers compensation .............       34%        25%        24%        22%        29%
Automobile liability .............       17%        20%        19%        25%        27%
Other liability ..................       19%        25%        25%        25%        23%
Automobile physical damage .......        8%        13%        17%        14%        10%
Property .........................        3%         4%         7%         8%         5%
Surety ...........................        9%         8%         6%         5%         5%
Inland marine ....................        1%         1%         2%         1%         1%
Accident and health ..............        9%         4%         -%         -%         -%
                                    --------   --------   --------   --------   --------
  Total ..........................      100%       100%       100%       100%       100%
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

     NAICO has maintained a continuous contractual relationship with an underwriting manager for the bail bond portion of the surety bond program. During 2001, 2002 and 2003, the gross and net premiums earned for bail bonds were $2.3 million, $2.3 million and $1.2 million, respectively. This underwriting manager is an independent contractor and is responsible for collection of all premiums and payment of all commissions to bail bond agents. Additionally, it is responsible for all claims and recoveries and is required to maintain collateral security for each bond. NAICO reduced the underwriting authority for this underwriting manager in 2003, and discontinued the bail bond portion of the surety bond program at the end of 2003.

     NAICO's claims department reviews and administers all claims. When a claim is received, it is reviewed and assigned to an in-house claim adjuster based on the type and geographic location of the claim, its severity and its class of business. NAICO's claim department is responsible for reviewing each claim, obtaining necessary documentation and establishing loss and loss adjustment expense reserves. NAICO's in-house claims staff handles and supervises the claims, coordinates with outside legal counsel and independent claims adjusters if necessary, and processes the claims to conclusion.

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

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased varies from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1 or July 1 of each year. NAICO renewed all January 1, 2004 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on July 1, 2004.

     NAICO has structured separate reinsurance programs for property (including inland marine), workers compensation, casualty (including automobile liability, general and products liability, umbrella liability and related professional liability), automobile physical damage and construction surety bonds. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate. Chandler Insurance reinsures NAICO for a portion of the risk on NAICO's reinsurance programs.

     Under the 2001 workers compensation reinsurance program, NAICO's net retention was 34% of the first $10,000 of loss per occurrence plus 30% of $90,000 excess of $10,000 of loss per occurrence. Effective July 1, 2001, NAICO added 28% of the $100,000 excess of $100,000 of loss per occurrence layer to its net retention. Effective January 1, 2002, NAICO's net retention increased to 50% of the first $200,000 of loss per occurrence. Effective
July 1, 2002, NAICO's net retention increased to 50% of the first $250,000 of loss per occurrence. Effective January 1, 2003, NAICO's net retention increased to 70% of the first $250,000 of loss per occurrence, and effective July 1, 2003, NAICO's net retention increased to 70% of the first $500,000 of loss per occurrence.

     Under the 2001 casualty reinsurance program, NAICO retained 64% of the
first $100,000 of loss per occurrence.   Effective July 1, 2001, NAICO added
60% of $150,000 excess of $100,000 of loss per occurrence plus 40% of $250,000 excess of $250,000 of loss per occurrence to its net retention. Effective January 1, 2002, NAICO's net retention increased to 80% of the first $250,000 of loss per occurrence plus 40% of $250,000 excess of $250,000 of loss per occurrence. Effective July 1, 2002, NAICO's net retention decreased to 80% of the first $250,000 of loss per occurrence. Effective January 1, 2003, NAICO's net retention decreased to 70% of the first $250,000 of loss for occurrence, and effective July 1, 2003, NAICO's net retention increased to 70% of the first $500,000 of loss per occurrence.

     Under the 2001 construction surety bond reinsurance program, NAICO's net retention was 50% of the first $350,000 plus 5% of $6,000,000 excess of $4,000,000 per principal (e.g., contractor). Effective April 1, 2002, NAICO's net retention increased to 50% of the first $1,000,000 plus 10% of $4,000,000 excess of $1,000,000 per principal. Effective January 1, 2003, NAICO increased its retention for the first $1,000,000 of loss per principal from 50% to 70%. NAICO elected not to renew its construction surety bond excess of loss reinsurance effective April 1, 2003 due to the decreased premium volume in this program and to the current market for this reinsurance. Effective April 1, 2003, NAICO retains 70% of the losses in this program.

     Under the 2001 and 2002 property reinsurance program, NAICO retained 33% of the first $1,500,000 of risk for each loss per risk or location. Effective January 1, 2003, NAICO retains 23.1% of the first $1,500,000 of risk for each loss per risk or location. Effective January 1, 2004, NAICO retains 23.1% of the first $3,000,000 of risk for each loss per risk or location. Under the 2001 and 2002 automobile physical damage reinsurance program, NAICO retained the first $500,000 of each loss per occurrence, plus 5% of amounts exceeding $500,000 of each loss per occurrence up to $1 million of each loss per occurrence. Effective January 1, 2003, NAICO retains 70% of the first $500,000 of each loss per occurrence, plus 3.5% of amounts exceeding $500,000 of each loss per occurrence up to $1 million of each loss per occurrence. Effective January 1, 2004, NAICO retains 70% of each loss per occurrence on automobile physical damage risks. NAICO purchases catastrophe protection for its automobile physical damage and certain property coverages to limit its retention for single loss occurrences involving multiple policies and/or policyholders resulting from perils such as floods, winds and severe storms. This catastrophe protection limits NAICO's net retained loss for both automobile physical damage and property losses to $1,000,000 for 2001 and 2002, $700,000 for 2003 and $1,400,000 effective January 1, 2004 for each loss occurrence.

     On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 (the "Act"), establishing a program for commercial property and casualty losses, including workers compensation, resulting from foreign acts of terrorism. The Act requires commercial insurers to offer terrorism coverage on its commercial property and casualty lines of business. Each insurance company will be responsible for a deductible based on a percentage of direct earned premiums from the previous calendar year, which rises from 7% for losses occurring in 2003 to 10% in 2004 and 15% in 2005. The Federal Government will pay 90% of covered terrorism losses that exceed company deductibles. The Federal Government will be required to recoup the portion of any federal compensation paid to the extent that industry retentions are less than $10 billion for events in 2003, $12.5 billion for 2004 and $15 billion for 2005. The recoupment will be accomplished through a surcharge on all policyholders, not to exceed 3% of premiums in a given year. The Act is scheduled to expire on December 31, 2005.

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

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2003.

                                                               CEDED REINSURANCE
                                                    NET           PREMIUMS FOR     A.M. BEST
                                                REINSURANCE      THE YEAR ENDED     COMPANY
NAME OF REINSURER                             RECOVERABLE (1)  DECEMBER 31, 2003     RATING
--------------------------------------------  ---------------  -----------------  ------------
                                                       (Dollars in thousands)
Swiss Reinsurance America Corporation ......  $       28,649   $            130        A+
Chandler Insurance .........................          19,529             25,992        -(2)
Employers Reinsurance Corporation ..........          18,385             18,907        A
Red River Reinsurance, Ltd. ................           5,904              5,016        -(3)
GE Reinsurance Corporation .................           5,109               (113)       A
                                              ---------------  -----------------
  Top five reinsurers ......................  $       77,576   $         49,932
                                              ===============  =================
  All reinsurers ...........................  $       92,522   $         66,604
                                              ===============  =================
Percentage of total represented by top
  five reinsurers ..........................             84%                75%

--------------------------------------------

(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2003.

(2)  Chandler Insurance owns 100% of the common stock of Chandler USA, which in turn owns
     100% of the common stock of NAICO.  Although Chandler Insurance is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon
     United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2003, Chandler Insurance had cash and investments with a fair value of $19.7 million deposited in a trust account for the benefit of NAICO.  Chandler
     Insurance includes amounts assumed from Chandler Barbados that resulted from the transfer of its business to Chandler Insurance in December 2003.

(3)  Red River Reinsurance, Ltd. ("Red River") is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2003,
     Red River's reinsurance recoverables were collateralized by cash and investments with a fair value of $6.2 million deposited in a trust account for the benefit of NAICO and by premiums payable to Red River of approximately $730,000.


     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owes NAICO approximately $1.6 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 2003. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998. At December 31, 2003, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses of approximately $3.1 million. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. At this time, NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected and has fully reserved the carrying value of such amounts as of December 31, 2003.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO incurred charges of $454,000, $1.7 million and $604,000 during 2001, 2002 and 2003, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

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

                                                              YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                     1999     2000     2001     2002     2003
                                                   -------- -------- -------- -------- --------
                                                              (Dollars in thousands)
Workers compensation:
  Net premiums earned ............................ $ 29,244 $ 21,161 $ 16,449 $ 14,808 $ 16,378
  Loss ratio .....................................      77%      70%     105%      99%      72%
Automobile liability:
  Net premiums earned ............................ $ 15,027 $ 17,517 $ 13,386 $ 16,526 $ 15,624
  Loss ratio .....................................      78%      78%      70%      81%      49%
Other liability:
  Net premiums earned ............................ $ 15,785 $ 20,992 $ 17,470 $ 16,458 $ 12,870
  Loss ratio .....................................      70%      56%      57%      80%      94%
Automobile physical damage:
  Net premiums earned ............................ $  7,039 $ 11,434 $ 12,174 $  9,552 $  5,508
  Loss ratio .....................................     104%      85%      52%      35%      36%
Property:
  Net premiums earned ............................ $  2,972 $  3,377 $  4,806 $  5,543 $  3,072
  Loss ratio .....................................     203%     179%      93%      50%      74%
Surety:
  Net premiums earned ............................ $  8,061 $  6,760 $  4,125 $  3,310 $  2,723
  Loss ratio .....................................       6%      33%      57%      59%      34%
Inland marine:
  Net premiums earned ............................ $    775 $  1,088 $  1,256 $    760 $    408
  Loss ratio .....................................     138%     142%     143%     100%      54%
Accident and health:
  Net premiums earned ............................ $  8,195 $  3,190 $    319 $      - $      -
  Loss ratio .....................................     104%     161%     281%       -%       -%
Total:
  Net premiums earned ............................ $ 87,098 $ 85,519 $ 69,985 $ 66,957 $ 56,583
  Loss ratio .....................................      79%      76%      75%      76%      66%
  Underwriting expense ratio (1) .................      32%      30%      33%      34%      47%
                                                   -------- -------- -------- -------- --------
  Combined ratio (1) .............................     111%     106%     108%     110%     113%
                                                   ======== ======== ======== ======== ========

---------------------------------------------------

(1)  Interest expense and certain litigation expenses are not considered underwriting expenses;
     therefore, such costs have been excluded from these ratios.  The underwriting expense ratio for 2003 was impacted by a 23% decrease in net premiums written and assumed during 2003.
     Certain types of expenses are fixed in nature, resulting in an increased ratio for this period.  See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS."


RESERVES

     Insurance companies provide in their financial statements reserves for unpaid losses and loss adjustment expenses which are estimates of the expense of investigation and settlement of all reported and incurred but not reported losses under their previously issued insurance policies and/or reinsurance contracts. In estimating reserves, insurance companies use various standardized methods based on historical experience and payment and reporting patterns for the type of risk involved. The application of these methods involves subjective determinations by the personnel of the insurance company. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount of and uncertainty in the estimates is affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs, such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that expand insurance coverage after the insurance policy was priced and sold. In recent years, certain of these factors have contributed to incurred amounts
that were higher than original estimates.   Accordingly, the loss and loss
adjustment expense reserves may not accurately predict an insurance company's ultimate liability for unpaid claims.

     NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO, and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. Such changes in estimates may be material. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses were approximately $5.6 million and $5.7 million at December 31, 2002 and 2003, respectively. NAICO's statutory-based reserves (reserves calculated in accordance with an insurer's domiciliary state insurance regulatory authorities) do not differ from its reserves reported on the basis of accounting principles generally accepted in the United States of America ("GAAP"). NAICO does not discount its reserves for unpaid losses or loss adjustment expenses.

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

                                                            YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------
                                                  1999      2000      2001      2002      2003
                                               --------- --------- --------- --------- ---------
                                                              (In thousands)
Net balance at beginning of year ............. $ 39,921  $ 51,378  $ 46,707  $ 32,812  $ 33,191
                                               --------- --------- --------- --------- ---------
Net losses and loss adjustment expenses incurred
  related to:
    Current year .............................   65,139    60,020    39,881    34,928    26,108
    Prior years ..............................    3,520     4,979    12,669    15,784    11,092
                                               --------- --------- --------- --------- ---------
      Total ..................................   68,659    64,999    52,550    50,712    37,200
                                               --------- --------- --------- --------- ---------
Net paid losses and loss adjustment expenses
  related to:
    Current year .............................  (33,306)  (33,661)  (22,646)  (13,283)  (10,626)
    Prior years ..............................  (23,896)  (36,009)  (43,799)  (37,050)  (30,422)
                                               --------- --------- --------- --------- ---------
      Total ..................................  (57,202)  (69,670)  (66,445)  (50,333)  (41,048)
                                               --------- --------- --------- --------- ---------
Net balance at end of year ................... $ 51,378  $ 46,707  $ 32,812  $ 33,191  $ 29,343
                                               ========= ========= ========= ========= =========


     During 2001, NAICO experienced incurred losses related to prior accident years totaling $12.7 million due primarily to increased loss severity in the standard property and casualty and political subdivisions programs. A substantial part of this loss development was for workers compensation losses in the 1999 accident year. NAICO's net retention for workers compensation losses increased substantially in 1999 due to the rescission of certain reinsurance treaties covering this line of business. Also contributing to the adverse loss development were provisions for potentially uncollectible reinsurance and deductibles of approximately $1.2 million during 2001, an increase in losses in the surety bond program and approximately $878,000 in losses for the runoff of a discontinued group accident and health program.

     During 2002, NAICO experienced incurred losses related to prior accident years totaling $15.8 million primarily in the standard property and casualty program including both liability lines and workers compensation. This adverse development is generally the result of ongoing analysis of recent loss development trends that reflect an increase in loss severity within the 1997-2000 accident years. The adverse loss development included approximately $2.0 million for provisions for potentially uncollectible reinsurance and deductibles.

     During 2003, NAICO experienced incurred losses related to prior accident years totaling $11.1 million primarily in the standard property and casualty program. This adverse development was due primarily to an increase in losses in the workers compensation and other liability lines of business in the 1998-2001 accident years. A reduction in losses for the 2002 accident year partially offset this adverse development. The adverse loss development included approximately $1.3 million for provisions for potentially uncollectible reinsurance and deductibles.

     The following table represents the development of net balance sheet reserves for 1994 through 2003. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date, including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability.
The estimate for unpaid losses and loss adjustment expenses changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the revised estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative (deficiency) redundancy" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance. The gross cumulative deficiency or redundancy results from the same factors as those described above for the net amounts, and is also impacted by development of large claims that exceed NAICO's net retention including umbrella and surety per principal losses where NAICO has little or no net retention.

     In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 1997 for claims that occurred in 1994 will be included in the cumulative deficiency amount for years 1994, 1995, 1996 and 1997. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

                                                                     DEVELOPMENT OF RESERVES
                                                                        AS OF DECEMBER 31,
                               -----------------------------------------------------------------------------------------------------
                                  1994      1995      1996      1997      1998      1999       2000       2001      2002      2003
                               --------- --------- --------- --------- --------- --------- ---------- ---------- --------- ---------
                                                                         (In thousands)
Net reserve for unpaid
 losses and loss adjustment
 expenses .................... $ 64,308  $ 58,340  $ 53,845  $ 54,035  $ 39,921  $ 51,378  $  46,707  $  32,812  $ 33,191  $ 29,343
Net paid (cumulative) as of
  One year later .............   30,771    31,768    28,572    30,330    23,896    36,009     43,799     37,050    30,422
  Two years later ............   45,321    44,471    40,857    42,934    34,966    58,979     66,141     60,560
  Three years later ..........   51,985    49,262    45,668    49,735    45,390    72,052     81,635
  Four years later ...........   54,825    51,101    47,995    56,306    51,364    80,860
  Five years later ...........   55,691    52,126    50,700    58,843    55,445
  Six years later ............   56,278    54,040    51,878    60,821
  Seven years later ..........   57,826    54,574    52,964
  Eight years later ..........   58,378    55,294
  Nine years later ...........   59,143

Net liability re-estimated as of
  One year later .............   62,757    59,644    55,713    55,772    43,441    56,357     59,376     48,596    44,283
  Two years later ............   61,924    59,605    55,599    56,362    45,373    67,469     74,325     67,903
  Three years later ..........   62,737    59,155    54,528    58,176    50,146    77,842     86,377
  Four years later ...........   62,636    58,247    54,834    61,096    55,303    83,860
  Five years later ...........   62,195    58,445    55,615    62,750    58,060
  Six years later ............   62,295    58,567    56,347    63,629
  Seven years later ..........   62,630    59,013    56,879
  Eight years later ..........   63,026    59,296
  Nine years later ...........   63,302

Net cumulative (deficiency)
  redundancy ................. $  1,006  $   (956) $ (3,034) $ (9,594) $(18,139) $(32,482) $ (39,670) $ (35,091) $(11,092) $      -

Supplemental gross data:
  Gross liability ............ $143,437  $116,149  $ 78,114  $ 73,721  $ 80,701  $ 98,460  $ 100,173  $  84,756  $ 92,606  $ 87,768
  Reinsurance recoverable ....   79,129    57,809    24,269    19,686    40,780    47,082     53,466     51,944    59,415    58,425
                               --------- --------- --------- --------- --------- --------- ---------- ---------- --------- ---------
  Net liability-end of year... $ 64,308  $ 58,340  $ 53,845  $ 54,035  $ 39,921  $ 51,378  $  46,707  $  32,812  $ 33,191  $ 29,343
                               ========= ========= ========= ========= ========= ========= ========== ========== ========= =========
  Gross re-estimated
    liability - latest ....... $143,266  $120,526  $ 94,132  $ 96,398  $122,620  $169,673  $ 216,197  $ 222,553  $156,078
  Re-estimated recoverable -
    latest ...................   79,964    61,230    37,253    32,769    64,560    85,813    129,820    154,650   111,795
                               --------- --------- --------- --------- --------- --------- ---------- ---------- ---------
  Net re-estimated
    liability - latest........ $ 63,302  $ 59,296  $ 56,879  $ 63,629  $ 58,060  $ 83,860  $  86,377  $  67,903  $ 44,283
                               ========= ========= ========= ========= ========= ========= ========== ========== =========
Gross cumulative (deficiency)
  redundancy ................. $    171  $ (4,377) $(16,018) $(22,677) $(41,919) $(71,213) $(116,024) $(137,797) $(63,472)
                               ========= ========= ========= ========= ========= ========= ========== ========== =========


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

     As of December 31, 2003, all of the investments of NAICO were in fixed-maturity investments (rated Aa3 or AA or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts, collateralized repurchase agreements and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. NAICO's investment portfolio is managed by the Investment Committee of its Board of Directors. For additional information, see Notes to Consolidated Financial Statements.

DEBENTURES

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures (the "Debentures") with a maturity date of July 16, 2014. The Debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The indenture governing the Debentures was amended during 2003 to clarify that purchases of Debentures by Chandler USA through private treaty or on the open market for an agreed price of less than the sum of the principal amount and accrued interest are not considered to be a redemption of the Debentures, and that any such Debentures purchased by Chandler USA will be cancelled. During 2003, Chandler USA purchased and cancelled $16.7 million principal amount of the Debentures, and at December 31, 2003, there was $7,254,000 principal amount of the Debentures outstanding. Chandler USA's subsidiaries and affiliates are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. For addition information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

TRUST PREFERRED SECURITIES

     In May 2003, Chandler USA established Chandler Capital Trust I ("Trust I"). Trust I is a Delaware statutory business trust and is a wholly owned consolidated subsidiary of Chandler USA. On May 22, 2003, Trust I issued
$13.0 million of capital securities (the "Trust I Preferred Securities") to InCapS Funding I, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Distributions on the Trust I Preferred Securities are payable quarterly at a fixed annual rate of 9.75% beginning August 23, 2003. Trust I may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust I Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust I Preferred Securities are subject to a mandatory redemption on May 23, 2033, but they may be redeemed after five years at a premium of half the fixed rate coupon declining ratably to par in the 10th year. All payments by Trust I regarding the Trust I Preferred Securities are guaranteed by Chandler USA.

     Trust I used the proceeds from the sale of the Trust I Preferred Securities to purchase 9.75% junior subordinated debentures (the "Junior Debentures I") of Chandler USA in like amount, and will distribute any cash payments it receives thereon to the holders of its preferred and common securities. The Junior Debentures I are the sole assets of Trust I. Distributions on the Junior Debentures I are payable quarterly at a fixed annual rate of 9.75% beginning August 23, 2003. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures I, with such deferred payments accruing interest compounded quarterly. The Junior Debentures I are subject to a mandatory redemption on May 23, 2033, but they may be redeemed after five years at a premium of half the fixed rate coupon declining ratably to par in the 10th year.

     In December 2003, Chandler USA established Chandler Capital Trust II ("Trust II"). Trust II is a Delaware statutory business trust and is a wholly owned consolidated subsidiary of Chandler USA. On December 16, 2003, Trust II issued $7.0 million of capital securities ("Trust II Preferred Securities") to InCapS Funding II, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Distributions on the Trust II Preferred Securities are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009) beginning April 8, 2004. The interest rate for the initial quarterly period was determined to be 5.26813%. Trust II may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust II Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust II Preferred Securities are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium. All payments by Trust II regarding the Trust II Preferred Securities are guaranteed by Chandler USA.

     Trust II used the proceeds from the sale of the Trust II Preferred Securities to purchase floating rate junior subordinated debentures (the "Junior Debentures II") of Chandler USA in like amount, and will distribute any cash payments it receives thereon to the holders of its preferred and common securities. The Junior Debentures II are the sole assets of Trust II. Distributions on the Junior Debentures II are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009) beginning April 8, 2004. The interest rate for the initial quarterly period was determined to be 5.26813%. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures II, with such deferred payments accruing interest compounded quarterly. The Junior Debentures II are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium.

     The sale of the Trust I Preferred Securities and the Trust II Preferred Securities issued by Trust I and Trust II resulted in net proceeds of $19.3 million to Chandler USA, net of placement costs. Issuance costs in the amount of $711,000 have been capitalized and will be amortized over the stated maturity periods of thirty years. Chandler USA used $13.3 million of the proceeds to purchase $16.7 million principal amount of its outstanding Debentures. The Debentures purchased by Chandler USA were cancelled. The purchase and cancellation of the Debentures resulted in a pre-tax gain of $3.1 million, net of an adjustment to unamortized issuance costs, which is included in other income in the consolidated statement of operations. Chandler USA also contributed $5.0 million of the proceeds to NAICO to be used for general corporate purposes. The Junior Debentures I and Junior Debentures II and related interest expense are eliminated in Chandler USA's consolidated financial statements.

EMPLOYEES AND ADMINISTRATION

     At December 31, 2003, Chandler USA and its subsidiaries had approximately 279 full-time employees. Chandler USA and its subsidiaries generally have enjoyed good relations with their employees.

COMPETITION

     NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

     An insurance company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. During much of the last decade, the industry has generally had excess underwriting capacity resulting in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO has been able to increase its pricing for most coverages during 2002 and 2003, which has generally been the trend industry wide. However, NAICO continues to experience competition in all of its programs. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

     Any future transactions that would constitute a change in control of Chandler Insurance or Chandler USA would also generally require prior approval by the Oklahoma Department of Insurance and would require pre-acquisition notification in those states which have adopted pre-acquisition notification provisions and in which the insurers are admitted. Because such requirements are primarily for the benefit of policyholders, they may deter, delay or prevent certain transactions that could be advantageous to the shareholders or creditors of Chandler USA.

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

     As of December 31, 2003, NAICO had statutory earned surplus of $12.5 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2004 without the approval of the Oklahoma Department of Insurance is $5.0 million. NAICO paid shareholder dividends totaling $7.0 million and $3.5 million to Chandler USA in 2001 and 2002, respectively. The Oklahoma Department of Insurance approved the payment of the extraordinary dividend by NAICO to Chandler USA in 2001.

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

                                        Ratio of Total Adjusted Capital to
                                           Authorized Control Level RBC
                                             (Less than or equal to)
                                        ----------------------------------
        Regulatory Event (1)
        --------------------

        Company Action Level (2) ......                 2.0
        Regulatory Action Level (3) ...                 1.5
        Authorized Control Level (4) ..                 1.0
        Mandatory Control Level (5) ...                 0.7

----------------------------------

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


The ratios of total adjusted capital to authorized control level RBC for NAICO were 5.8:1 and 6.7:1 at December 31, 2002 and 2003, respectively. Therefore, NAICO's total adjusted capital exceeds the level that would trigger regulatory attention pursuant to the risk-based capital requirement.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

     The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies "usual values" for each ratio. Departure from the "usual values," which fluctuate annually, on four or more ratios generally leads to inquiries from individual state insurance commissioners. NAICO had five 2003 ratios that were outside of the "usual values," four of which resulted primarily from adverse loss development as explained below.

     NAICO's "two-year overall operating ratio" for 2003 was 103% compared to a usual value of less than 100%. Factors that contributed to NAICO's ratio include a lower ratio of investment income to net premiums earned due primarily to lower interest rates experienced during 2003, and to adverse loss development recorded during 2002 and 2003 for accident years prior to 2002. Excluding this loss development, the two-year overall operating ratio would have been 75% for 2003.

     NAICO's "investment yield" as calculated using the IRIS formula was 2.8% during 2003 compared to a usual value of greater than 4.5% and less than 10.0%. NAICO maintains a high-quality investment portfolio, with no non-investment grade bonds, derivative instruments or real estate investments (other than real estate occupied by the company), and NAICO holds only a small investment in equity securities. NAICO's investment yield is largely dependent upon prevailing levels of interest rates. The significant decline in interest rates in recent years had a significant impact on NAICO's investment yield. Moreover, in periods of relatively low interest rates, NAICO generally shortens maturities and accepts lower yields to reduce market risk for future rate increases.

     NAICO's "one-year reserve development to policyholders' surplus" and "two-year reserve development to policyholders' surplus" for 2003 were 22% and 67%, respectively, compared to usual values of less than 20% for each ratio. The primary reason for these unusual values was adverse loss development experienced during 2002 and 2003 related to the 1997 - 2001 accident years. This adverse loss development relates primarily to the workers compensation and other liability lines of business in NAICO's standard property and casualty and political subdivisions programs. Also contributing to the adverse loss development were provisions for potentially uncollectible reinsurance recoverables and deductibles of $1.9 million and $1.3 million during 2002 and 2003, respectively. Statutory accounting requires that these write-downs of receivables and recoverables be reflected as prior year loss development.

     NAICO's "estimated current reserve deficiency to policyholders' surplus" was 31% at December 31, 2003 compared to a usual value of less than 25%. The adverse loss development experienced in 2002 and 2003 related to prior accident years was primarily responsible for this ratio being outside of the normal range. NAICO experienced significant growth from 1996 through 2000, with gross premiums written increasing from $108 million in 1996 to $197 million in 2000. During 2001, 2002 and 2003, NAICO implemented substantial price increases on most lines of business. NAICO also exited some classes of business and non-renewed accounts with unfavorable frequency and/or severity characteristics. These actions resulted in a reduction in gross premiums written from $197 million in 2000 to $118 million in 2003. Management believes that while the insured exposure base has been significantly reduced, the premium for that exposure has increased significantly. The calculation of this ratio assumes that factors that led to past under reserving will cause current under reserving without regard to changes in premium volume, premium rates, product mix, the amount of risk retained by NAICO and current reserving practices.

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

ITEM 2.  PROPERTIES

     Chandler USA and its subsidiaries own and occupy four office buildings with approximately 127,000 square feet of usable space in Chandler, Oklahoma. NAICO also leases approximately 1,500 square feet for a branch office in Richardson, Texas. Chandler USA believes such space is sufficient for its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Chandler Insurance and certain of its subsidiaries and affiliates, including Chandler USA, are involved in litigation with their director and officer liability insurer. See Note 11 to Consolidated Financial Statements for a discussion of this and other litigation matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the common stock of Chandler USA, its sole class of common equity on the date hereof, is owned by Chandler Insurance. Chandler USA has never paid cash dividends on its common shares.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from the consolidated financial statements of Chandler USA and its subsidiaries, which appear in Item 15(a). The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 2000, and the related consolidated statement of operations, comprehensive income, shareholder's equity and cash flows for the years ended December 31, 2000 were audited by Deloitte & Touche LLP, independent auditors, whose independent auditors' report expressed an unqualified opinion and
included an explanatory paragraph relating to litigation.   The consolidated
balance sheets of Chandler USA and its subsidiaries as of December 31, 2001, 2002 and 2003 and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for the years ended December 31, 2001, 2002 and 2003 have been audited by Tullius Taylor Sartain & Sartain LLP, independent auditors, whose independent auditors' report expresses an unqualified opinion. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of Chandler USA and the notes thereto appearing in Item 15(a). All periods have been restated to reflect the results of L&W as a discontinued operation.

                                                                      PAGE 16
ITEM 6.  SELECTED FINANCIAL DATA (CONTINUED)

                                                                   YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                       1999       2000       2001       2002       2003
                                                    ---------- ---------- ---------- ---------- ----------
OPERATING DATA (1)                                                  (Dollars in thousands)
Revenues
  Direct premiums written and assumed ............. $ 169,569  $ 197,196  $ 158,964  $ 140,162  $ 118,444
                                                    ========== ========== ========== ========== ==========
  Net premiums earned ............................. $  87,098  $  85,519  $  69,985  $  66,957  $  56,583
  Interest income, net ............................     3,927      4,281      3,632      2,540      2,148
  Interest income, net from related parties .......         -          -        371        380        412
  Realized investment gains, net ..................        57        144      2,654        794      2,351
  Fee for rescinded reinsurance treaties ..........    10,000          -          -          -          -
  Other income (2) ................................       164        301        101        261      5,077
                                                    ---------- ---------- ---------- ---------- ----------
Total revenues ....................................   101,246     90,245     76,743     70,932     66,571
                                                    ---------- ---------- ---------- ---------- ----------

Operating expenses
  Losses and loss adjustment expenses .............    68,659     64,999     52,550     50,712     37,200
  Policy acquisition costs ........................    21,195     16,882     10,869     10,239     11,278
  General and administrative expenses .............     9,126     10,557     11,549     12,473     13,486
  Interest expense ................................     1,494      2,255      2,240      2,234      2,441
                                                    ---------- ---------- ---------- ---------- ----------
Total operating expenses ..........................   100,474     94,693     77,208     75,658     64,405
                                                    ---------- ---------- ---------- ---------- ----------
Income (loss) from continuing operations before
  income taxes ....................................       772     (4,448)      (465)    (4,726)     2,166
Federal income tax benefit (provision) ............      (326)     1,347        (16)     1,680       (192)
                                                    ---------- ---------- ---------- ---------- ----------
Income (loss) from continuing operations ..........       446     (3,101)      (481)    (3,046)     1,974

Income (loss) from discontinued operations ........      (533)      (894)      (622)       284          -
Gain on sale of subsidiary ........................         -          -          -        671          -
                                                    ---------- ---------- ---------- ---------- ----------
Net income (loss) ................................. $     (87) $  (3,995) $  (1,103) $  (2,091) $   1,974
                                                    ========== ========== ========== ========== ==========
Combined loss and underwriting expense ratio (3) ..       111%       106%       108%       110%       113%

BALANCE SHEET DATA
Cash and investments .............................. $   93,666 $ 104,760  $  73,378  $  68,276  $  69,198
Amounts due from related parties ..................          -         -      7,880     10,582      9,642
Total assets ......................................    256,836   273,498    234,809    229,855    217,593
Unpaid losses and loss adjustment expenses ........     98,460   100,173     84,756     92,606     87,768
Amounts due to related parties ....................        533       717          -          -          -
Debentures ........................................     24,000    24,000     24,000     24,000      7,254
Trust preferred securities ........................          -         -          -          -     20,000
Total liabilities .................................    210,097   228,647    191,067    186,855    173,754
Shareholder's equity ..............................     46,739    44,851     43,742     43,000     43,839

---------------------------------------------------

(1)  All periods have been restated to reflect the results of L&W as a discontinued operation.  See Note
     4 to Consolidated Financial Statements for more information.

(2)  Other income for 2003 included a $3.1 million gain on the purchase and cancellation of $16.7 million principal amount of Debentures, and $1.7 million for the amortization of the deferred gain on a sale and leaseback transaction.  For additional information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

(3)  Interest expense is not considered an underwriting expense and has been excluded from this ratio.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     References to Chandler USA which follow within this Item 7 refer to Chandler USA and its subsidiaries on a consolidated basis unless otherwise indicated.

     Chandler USA is engaged in various property and casualty insurance operations through its wholly owned subsidiaries, NAICO and CIMI. NAICO writes various property and casualty insurance products through three separate marketing programs: standard property and casualty, political subdivisions and surety bonds (including both construction bonds and bail bonds). The lines of insurance written by NAICO are commercial coverages consisting of workers compensation, automobile liability, other liability (including general liability, products liability and umbrella liability), automobile physical damage, property, surety and inland marine. NAICO markets these products through a network of independent insurance agents. A portion of the insurance written by NAICO is reinsured by Chandler USA's parent Chandler Insurance.
CIMI maintains certain wholesale operations related to NAICO's school districts and trucking insurance.

SUMMARY OF RESULTS

     Net income was $2.0 million for the year ended December 31, 2003, compared to a net loss of $2.1 million for 2002 and $1.1 million for 2001. Income from continuing operations was $2.0 million for 2003 compared to a loss from continuing operations of $3.0 million and $481,000 during 2002 and 2001, respectively. Net income for 2003 included $3.1 million in gains on the purchase and cancellation of $16.7 million principal amount of Debentures, and $1.7 million for the amortization of the deferred gain on a sale and leaseback transaction. These transactions are discussed in more detail under "Other Income" and "Liquidity and Capital Resources."

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

DISCONTINUED OPERATIONS

     In December 2002, Chandler USA completed the sale of its wholly owned subsidiary L&W to Brown & Brown, Inc. for $3,247,000 in cash and a $361,000 note receivable that was paid in December 2003. Chandler USA recorded an after-tax gain of $671,000 on the sale in 2002 based on the minimum purchase price for the transaction, after deducting Chandler USA's goodwill related to L&W of $2,350,000, equity in L&W of $224,000 and approximately $400,000 of expenses in connection with the sale. The gain on the sale may be increased over the next three years depending on certain adjustments to the purchase price as defined in the terms of the transaction, with a maximum purchase price of $6.0 million.

     L&W continues to be a significant producer of business for NAICO. Retail business produced by L&W and placed with NAICO constituted approximately 9% of NAICO's direct premiums written and assumed in 2003. Chandler USA maintains certain wholesale operations related to NAICO's school districts and trucking insurance through CIMI, an underwriting manager that was established in December 2002. L&W previously functioned as Chandler USA's agency segment and is presented as discontinued operations.

     Chandler USA agreed to indemnify Brown & Brown, Inc. for any breach of a representation, warranty or covenant made in connection with the sale for a period of three years, and has deposited cash in the amount of $500,000 into a trust account for the benefit of Brown & Brown, Inc. as security. Prior to completing the sale, L&W transferred its real estate to NAICO, and transferred substantially all of its remaining assets and liabilities, primarily premiums receivable and premiums payable, to Chandler USA through a shareholder dividend. Following the completion of the sale, L&W changed its name to Brown & Brown of Central Oklahoma, Inc.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. If management determines, as a result of its consideration of facts and circumstances, that changes in estimates and assumptions are appropriate, results of operations and financial position as reported in the consolidated financial statements may change significantly. Management has identified the following accounting policies as critical in understanding Chandler USA's reported financial results.

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Insurance companies provide in their financial statements reserves for unpaid losses and loss adjustment expenses which are estimates of the expense of investigation and settlement of all reported and incurred but not reported losses under their previously issued insurance policies and reinsurance contracts. In estimating reserves, insurance companies use various standardized methods based on historical experience and payment and reporting patterns for the type of risk involved. The application of these methods necessarily involves subjective determinations by the personnel of the insurance company. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount of and uncertainty in the estimates is affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs, such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that expand insurance coverage after the insurance policy was priced and sold. In recent years, certain of these factors have contributed
to incurred amounts that were higher than original estimates.   Accordingly,
the loss and loss adjustment expense reserves may not accurately predict an insurance company's ultimate liability for unpaid claims.

     NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. Such changes in estimates may be material. See Notes to Consolidated Financial Statements.

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

ECONOMIC CONDITIONS

     The impact of a recession on Chandler USA would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the Southwest and Midwest areas of the United States. Approximately $103 million, or 87%, of NAICO's direct written premiums in 2003 were in the states of Oklahoma and Texas. An economic downturn in these states could have a significant adverse impact on Chandler USA. A recession might also cause defaults on fixed-income securities owned by NAICO. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

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

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. During much of the last decade, the industry has generally had excess underwriting capacity resulting in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO has been able to increase its pricing for most coverages during 2002 and 2003, which has generally been the trend industry wide. However, NAICO continues to experience competition in all of its programs. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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


                                              YEAR ENDED DECEMBER 31,
                                         ----------------------------------
                                            2001        2002        2003
                                         ----------  ----------  ----------
                                               (Dollars in thousands)
INSURANCE PROGRAMS
----------------------------------------
STANDARD PROPERTY AND CASUALTY
  Net premiums earned .................. $  53,130   $  49,570   $  45,521
  Financial year loss ratio ............      71.0%       81.1%       65.1%
  Accident year loss ratio .............      65.3%       43.7%       48.1%
POLITICAL SUBDIVISIONS
  Net premiums earned .................. $  12,534   $  13,829   $   8,093
  Financial year loss ratio ............      91.1%       55.9%       70.7%
  Accident year loss ratio .............      73.8%       29.8%       43.0%
SURETY BONDS
  Net premiums earned .................. $   4,125   $   3,310   $   2,724
  Financial year loss ratio ............      56.7%       59.4%       33.5%
  Accident year loss ratio .............      91.9%       21.7%       20.4%
OTHER (1)
  Net premiums earned .................. $     196   $     248   $     245
  Financial year loss ratio ............     555.4%      332.7%      374.0%
  Accident year loss ratio .............     108.4%       77.6%       71.1%
TOTAL
  Net premiums earned .................. $  69,985   $  66,957   $  56,583
  Financial year loss ratio ............      75.1%       75.7%       65.7%
  Accident year loss ratio .............      68.5%       39.9%       46.1%

--------------------------------

(1) This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools and assigned risks.


                                                                      PAGE 21

                                              YEAR ENDED DECEMBER 31,
                                         ----------------------------------
                                            2001        2002        2003
                                         ----------  ----------  ----------
                                               (Dollars in thousands)
LINES OF INSURANCE
---------------------------------------
WORKERS COMPENSATION
  Net premiums earned .................  $  16,449   $  14,808   $  16,378
  Financial year loss ratio ...........      105.4%       99.4%       71.8%
  Accident year loss ratio ............       77.1%       44.9%       46.3%
AUTOMOBILE LIABILITY
  Net premiums earned .................  $  13,386   $  16,526   $  15,624
  Financial year loss ratio ...........       70.0%       81.2%       49.4%
  Accident year loss ratio ............       70.0%       46.3%       49.8%
OTHER LIABILITY
  Net premiums earned .................  $  17,470   $  16,458   $  12,870
  Financial year loss ratio ...........       57.4%       80.2%       94.0%
  Accident year loss ratio ............       56.9%       37.0%       50.9%
AUTOMOBILE PHYSICAL DAMAGE
  Net premiums earned .................  $  12,174   $   9,552   $   5,508
  Financial year loss ratio ...........       52.0%       35.3%       36.0%
  Accident year loss ratio ............       48.7%       35.6%       32.7%
PROPERTY
  Net premiums earned .................  $   4,806   $   5,543   $   3,072
  Financial year loss ratio ...........       92.8%       49.9%       73.7%
  Accident year loss ratio ............       97.7%       33.6%       55.9%
SURETY
  Net premiums earned .................  $   4,125   $   3,310   $   2,723
  Financial year loss ratio ...........       56.7%       59.4%       33.5%
  Accident year loss ratio ............       91.9%       21.8%       20.4%
INLAND MARINE
  Net premiums earned .................  $   1,256   $     760   $     408
  Financial year loss ratio ...........      143.0%       99.7%       54.1%
  Accident year loss ratio ............      124.8%       45.4%       30.9%
ACCIDENT AND HEALTH
  Net premiums earned .................  $     319   $       -   $       -
  Financial year loss ratio ...........      281.2%          -%          -%
  Accident year loss ratio ............          -%          -%          -%
TOTAL
  Net premiums earned .................  $  69,985   $  66,957   $  56,583
  Financial year loss ratio ...........       75.1%       75.7%       65.7%
  Accident year loss ratio ............       68.5%       39.9%       46.1%


PREMIUMS EARNED

     The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance for each year presented:


                                             GROSS PREMIUMS EARNED        NET PREMIUMS EARNED
                                          --------------------------  --------------------------
        INSURANCE PROGRAMS                  2001     2002     2003      2001     2002     2003
----------------------------------------- -------- -------- --------  -------- -------- --------
                                                              (In thousands)
Standard property and casualty .......... $128,554 $106,051 $ 93,193  $ 53,130 $ 49,570 $ 45,521
Political subdivisions ..................   34,178   35,159   28,926    12,534   13,829    8,093
Surety bonds ............................    8,796    5,104    3,908     4,125    3,310    2,724
Other ...................................       71      249      252       196      248      245
                                          -------- -------- --------  -------- -------- --------
TOTAL ................................... $171,599 $146,563 $126,279  $ 69,985 $ 66,957 $ 56,583
                                          ======== ======== ========  ======== ======== ========



                                             GROSS PREMIUMS EARNED        NET PREMIUMS EARNED
                                          --------------------------  --------------------------
        LINES OF INSURANCE                  2001     2002     2003      2001     2002     2003
----------------------------------------- -------- -------- --------  -------- -------- --------
                                                              (In thousands)
Workers compensation .................... $ 57,585 $ 41,958 $ 29,821  $ 16,449 $ 14,808 $ 16,378
Automobile liability ....................   27,237   27,143   27,538    13,386   16,526   15,624
Other liability .........................   36,166   36,078   34,715    17,470   16,458   12,870
Automobile physical damage ..............   13,516   10,745    9,146    12,174    9,552    5,508
Property ................................   22,377   22,722   19,359     4,806    5,543    3,072
Surety ..................................    8,796    5,104    3,908     4,125    3,310    2,723
Inland marine ...........................    5,580    2,813    1,792     1,256      760      408
Accident and health .....................      342        -        -       319        -        -
                                          -------- -------- --------  -------- -------- --------
TOTAL ................................... $171,599 $146,563 $126,279  $ 69,985 $ 66,957 $ 56,583
                                          ======== ======== ========  ======== ======== ========

     Gross premiums earned decreased 15% and 14% in 2002 and 2003, respectively, as NAICO continued to focus on improving underwriting profitability in its core programs through stricter underwriting policies, a reduction in the number of appointed agents and by discontinuing certain accounts where rates were not believed to be adequate. Gross premiums earned in Texas decreased 23% and 18% in 2002 and 2003, respectively, and gross premiums earned in Oklahoma decreased 5% and 15% in 2002 and 2003. The workers compensation line of business accounted for a significant portion of the decreases. Net premiums earned decreased 4% and 15% in 2002 and 2003, respectively. During 2001 and 2002, NAICO had quota share reinsurance in effect that reduced NAICO's net retention for its casualty and workers compensation lines of business and reduced its net premiums earned by $11.3 million and $4.6 million, respectively. NAICO elected not to renew this reinsurance upon expiration.

     Gross premiums earned in the standard property and casualty program decreased 18% and 12% in 2002 and 2003, respectively. The decreases were due primarily to discontinuing certain accounts where rates were not believed to be adequate. Increases in premium rates partially offset the decrease in premium production. Gross premiums earned in Texas decreased $13.7 million and $9.9 million in 2002 and 2003, respectively, and gross premiums earned in Oklahoma decreased $7.2 million and $6.0 million in 2002 and 2003, respectively. Net premiums earned decreased 7% and 8% in 2002 and 2003, respectively. The quota share reinsurance reduced net premiums earned by $9.5 million and $3.8 million in this program in 2001 and 2002, respectively.

     Gross premiums earned in the political subdivisions program increased 3% in 2002 and decreased 18% in 2003. Gross premiums earned in the school districts portion of the program increased $4.5 million in 2002 and decreased $3.9 million in 2003. Gross premiums earned for the municipalities portion of the program decreased $3.5 million and $2.3 million in 2002 and 2003, respectively, as NAICO discontinued writing most of these accounts. Net premiums earned increased 10% in 2002 and decreased 41% in 2003. The quota share reinsurance reduced net premiums earned by $1.8 million and $835,000 in this program in 2001 and 2002, respectively. The decrease in 2003 was due to the decrease in gross premiums earned, and to Chandler Insurance assuming a portion of the risk for the property and automobile physical damage coverages.

     Gross premiums earned in the surety bond program decreased 42% and 23% in 2002 and 2003, respectively. The decreases are primarily due to stricter underwriting policies and a reduction in the number of appointed agents that produce this business as NAICO focuses on improving underwriting profitability in this program. Net premiums earned in the surety bond program decreased 20% and 18% in 2002 and 2003, respectively. NAICO elected not to renew its construction surety bond excess of loss reinsurance effective April 1, 2003 due to the decreased premium volume in this program and to the current market for this reinsurance.

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

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At December 31, 2003, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Government and high-quality corporate bonds, with approximately 10% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net interest income from continuing operations, excluding interest income from related parties, decreased 30% and 15% in 2002 and 2003, respectively.
The decreases were due primarily to lower interest rates. Interest income from related parties was $380,000 and $412,000 during 2002 and 2003, respectively. See Liquidity and Capital Resources.

     Net realized investment gains were $2,654,000, $794,000 and $2,351,000 in 2001, 2002 and 2003, respectively. The net realized investment gains in 2001 and 2002 resulted primarily from sales of fixed maturity investments available for sale to provide cash for operating activities due to the decrease in written premiums. Realized investment gains in 2003 included a gain of $1.7 million from the sale of 19,371 shares of common stock of Insurance Services Office, Inc. ("ISO") that was recorded during the second quarter of 2003. NAICO received these shares in 1997 as a result of ISO converting to a for-profit corporation.

     The average net yield on the portfolio, including net realized investment gains, was 7.7%, 4.8% and 6.7% in 2001, 2002 and 2003, respectively. The average net yield on the portfolio, excluding net realized investment gains, was 4.4%, 3.7% and 3.2% for 2001, 2002 and 2003, respectively. Chandler USA excludes interest income from related parties when calculating its average net yield on the portfolio. Chandler USA's average net yield has been reduced by investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduce Chandler USA's average net yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans. Based on information provided by the premium finance company, the outstanding balance of premiums financed at December 31, 2003 was approximately $11 million. The average yield on the portfolio before deducting investment expenses was 5.9%, 4.4% and 3.6% in 2001, 2002 and 2003, respectively, excluding capital gains.

OTHER INCOME

     During 2003, Chandler USA's other income included a $3.1 million gain on the purchase and cancellation of $16.7 million of its Debentures. In addition, the amortization of a deferred gain related to a sale and leaseback transaction increased other income by $1.7 million. The deferred gain is being amortized into income over the final year of the lease following the exercise of the option for Chandler USA to repurchase the equipment at the end of the lease.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     Chandler USA estimates losses and loss adjustment expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and are periodically reviewed by independent professional actuaries. See "BUSINESS - Reserves."

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 75.1%, 75.7% and 65.7% in 2001, 2002 and 2003, respectively. Weather-related losses (net of applicable reinsurance) from wind and hail were $2.0 million, $1.5 million and $1.9 million in 2001, 2002 and 2003, respectively, and increased the respective loss ratios by 2.9, 2.2 and 3.4 percentage points.

     During 2001, NAICO experienced incurred losses related to prior accident years totaling $12.7 million due primarily to increased loss severity in the standard property and casualty and political subdivisions programs. A substantial part of this loss development was for workers compensation losses in the 1999 accident year. NAICO's net retention for workers compensation losses increased substantially in 1999 due to the rescission of certain reinsurance treaties covering this line of business. Also contributing to the adverse loss development were provisions for potentially uncollectible reinsurance and deductibles of approximately $1.2 million during 2001, an increase in losses in the surety bond program and approximately $878,000 in losses for the runoff of a discontinued group accident and health program.

     During 2002, NAICO experienced incurred losses related to prior accident years totaling $15.8 million primarily in the standard property and casualty program including both liability lines and workers compensation. This adverse development is generally the result of ongoing analysis of recent loss development trends that reflect an increase in loss severity within the 1997-2000 accident years. The adverse loss development included approximately $2.0 million for provisions for potentially uncollectible reinsurance and deductibles.

     During 2003, NAICO experienced incurred losses related to prior accident years totaling $11.1 million primarily in the standard property and casualty program. This adverse development was due primarily to an increase in losses in the workers compensation and other liability lines of business in the 1998-2001 accident years. A reduction in losses for the 2002 accident year partially offset this adverse development. The adverse loss development included approximately $1.3 million for provisions for potentially uncollectible reinsurance and deductibles.

     Reliance reinsured NAICO for certain workers compensation risks during 1998. At December 31, 2003, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses of approximately $3.1 million. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. At this time, NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected and has fully reserved the carrying value of such amounts as of December 31, 2003. Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. During 2001, 2002 and 2003, NAICO incurred charges of $454,000, $1.7 million and $604,000, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

     NAICO did not receive any claims related to the September 11, 2001 terrorist attacks on the World Trade Center and does not believe that it has any significant exposure to these and related losses. While several of NAICO's reinsurers did experience significant losses related to these attacks, it currently does not appear that these losses will impair the reinsurers' ability to pay claims.

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

     The following table sets forth Chandler USA's policy acquisition costs from continuing operations for each of the three years ended December 31, 2001, 2002 and 2003:

                                                  YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                                2001       2002       2003
                                             ---------- ---------- ----------
                                                      (In thousands)
Commissions expense ........................ $  23,241  $  20,151  $  17,644
Other premium related assessments ..........       463      1,397      1,159
Premium taxes ..............................     4,276      2,764      2,446
Excise taxes ...............................       234        240        260
Dividends to policyholders .................       143        105        (52)
Other expense ..............................       295        567        598
                                             ---------- ---------- ----------
Total direct expenses ......................    28,652     25,224     22,055

Indirect underwriting expenses .............     9,099      8,135      7,675
Commissions received from reinsurers .......   (27,325)   (22,309)   (18,643)
Adjustment for deferred acquisition costs ..       443       (811)       191
                                             ---------- ---------- ----------
Net policy acquisition costs ............... $  10,869  $  10,239  $  11,278
                                             ========== ========== ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 23.7%, 23.8% and 25.1% in 2001, 2002 and 2003, respectively. For these periods, commission expense as a percentage of gross written and assumed premiums was 14.6%, 14.4% and 14.9%. The increase in commission expense was primarily due to an increase in contingent commissions to agents that resulted from lower loss ratios than had been projected for these agents. Premium taxes decreased $1.5 million in 2002 due to the decrease in written premiums, a decrease in expenses associated with guaranty fund assessments and the elimination of a 2% tax on workers compensation premiums written in Oklahoma. However, an increase in premium related assessments in
Oklahoma offset part of this savings.   Expenses associated with guaranty fund
assessments, net of applicable premium tax credits, were approximately $489,000, $31,000 and $32,000 in 2001, 2002 and 2003, respectively. NAICO may receive additional guaranty fund assessments in the future related to insolvent insurance companies. At this time, NAICO is unable to estimate the amount of such assessments.

     Indirect underwriting expenses were 5.7%, 5.8% and 6.5% of total direct written and assumed premiums in 2001, 2002 and 2003, respectively. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percentage of ceded reinsurance premiums were 29.2%, 30.8% and 28.0% in 2001, 2002 and 2003, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses from continuing operations were 6.7%, 8.5% and 10.7% of gross premiums earned in 2001, 2002 and 2003, respectively. General and administrative expenses for 2002 included $297,000 for settlement of certain litigation, and $736,000 for a reserve for receivables related to certain derivative claims. An increase in employee related expenses and fees paid to state insurance departments contributed to the increase in expense in 2003. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors, including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's revenues.

INTEREST EXPENSE

     Interest expense decreased less than 1% in 2002 and increased 9% in 2003. The increase in 2003 resulted from the increased total debt including Chandler USA's Debentures and trust preferred securities. See "Liquidity and Capital Resources."

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

     NAICO maintains a liquid operating position and follows investment guidelines that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet obligations and keeping a sufficient margin of capital and surplus to ensure unimpaired ability to write insurance. As of December 31, 2003, all of NAICO's fixed-maturity investments were rated Aa3 or AA or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively.

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

     Chandler USA used $27.8 million, $7.5 million and $6.0 million in cash from operations during 2001, 2002 and 2003, respectively. During this time, written premiums decreased from $197.2 million in 2000 to $159.0 million in 2001, $140.2 million in 2002 and $118.4 million in 2003. The decreases in written premiums were due to NAICO's re-underwriting its book of business, and discontinuing certain accounts and classes of business where premium rates were not believed to be adequate. Cash flow from operations is negatively impacted during times when premiums decline since claim payments for any given year will include payments for claims on insurance policies written in prior years. The cash used by operations was largely funded from sales and maturities of investments and certain financing activities described below.

     Cash flows from investing activities during 2003 were primarily the result
of normal purchases and sales of investment securities.   Net realized
investment gains before income taxes were $2,654,000, $794,000 and $2,351,000 during 2001, 2002 and 2003, respectively, from the sale of investments. NAICO received proceeds of $73.1 million, $31.5 million and $24.5 million during 2001, 2002 and 2003, respectively, from the sale of available for sale securities prior to their maturity. The proceeds and related net realized investment gains in 2001, 2002 and 2003 provided cash for operating activities due to the decrease in written premiums. During 2003, the market value of NAICO's available for sale fixed-income investments decreased by $500,000 due primarily to changes in interest rates experienced during this time. The average maturity of NAICO's investments was 3.1 years and 5.0 years at December 31, 2002 and 2003, respectively. Cash flows from investing activities also included $3.8 million from a sale and leaseback transaction for certain equipment owned by Chandler USA during 2001. During 2003, Chandler USA exercised its option to repurchase the equipment at the end of the lease for approximately $3.0 million. The deferred gain is being amortized into income over the final year of the lease, resulting in other income of $1.7 million in 2003. See Note 12 to Consolidated Financial Statements. Cash flows from investing activities also included proceeds from the sale of L&W in 2002 of $3.1 million net of cash disposed of as part of the sale. See Note 4 to Consolidated Financial Statements for more information.

     Cash flows from financing activities during 2003 included $19.3 million in proceeds from the issuance of trust preferred securities, net of related issuance costs, less $12.8 million for payments to purchase $16.7 million principal amount of Chandler USA's Debentures. See Note 6 to Consolidated Financial Statements.

     NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. Chandler USA has deposited cash into a trust account as security related to certain indemnification provisions related to its sale of L&W. At December 31, 2003, the total amount of cash and investments restricted as a result of these arrangements was $8.3 million.

     Chandler USA and Chandler Insurance are parties to an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2002 and 2003, Chandler USA had a receivable of $10.6 million and $9.6 million, respectively, under the Credit Agreement, and Chandler USA earned $371,000, $380,000 and $412,000 in interest income under the Credit Agreement during 2001, 2002 and 2003, respectively.

LITIGATION

     Certain officers and directors of Chandler USA and Chandler Insurance were named as defendants in certain litigation involving CenTra, Inc ("CenTra"). This litigation was concluded in 2002. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of conduct provided in the Articles of Association. These expenses together with certain other expenses may be recovered from Chandler Insurance's director and officer liability insurance policy (the "D&O Insurer"). As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance of $2,820,000 and $885,000 is included in other assets in Chandler Insurance's and Chandler USA's respective balance sheets. Chandler Insurance assumed this receivable from Chandler Barbados during December 2003 under the reorganization of these companies. Chandler Insurance and its subsidiaries contend they are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. The D&O Insurer contends that certain policy provisions exclude coverage for these claims. On August 22, 2001, Chandler Insurance and its subsidiaries, including Chandler USA, filed an action in the State District Court in Oklahoma City, Oklahoma ("Oklahoma State Court") alleging that the director and officer liability insurance policies should be rescinded and seeking repayment of more than $5 million in premiums they previously paid. Chandler Insurance and its subsidiaries are currently involved in litigation with the insurer for payment of the policy balance or rescission and repayment of premiums previously paid. The litigation is pending in the Oklahoma State Court. The case is still in the early pleading stages and Chandler USA cannot predict the date of resolution or the outcome of this case. Chandler Insurance and its subsidiaries may or may not recover the remaining policy limits or the previously paid premiums and could incur significant costs in resolving this matter.

     Transamerica reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owes NAICO approximately $1.6 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 2003. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

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

     As of December 31, 2003, substantially all of the investments of NAICO were in fixed-maturity investments (rated Aa3 or AA or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), interest-bearing money market accounts and collateralized repurchase agreements. NAICO does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                Estimated
                                                                             fair value after
                                                         Hypothetical          hypothetical
                                    Fair value at         change in              change in
                                     December 31,        interest rate         interest rate
                                ----------------------  (bp=basis points) ----------------------
                                   2002        2003                          2002        2003
                                ----------  ----------  ----------------- ----------  ----------
                                (Dollars in thousands)                    (Dollars in thousands)

Fixed-maturity investments .... $  58,327   $  61,980   100 bp increase.. $  56,630   $  59,226
                                                        200 bp increase..    55,022      56,663
                                                        100 bp decrease..    60,126      64,946
                                                        200 bp decrease..    62,034      68,146

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2003 would reduce the estimated fair value of NAICO's fixed-maturity investments by approximately $5.3 million at that date.

     Chandler USA is obligated for $7.3 million principal amount of Debentures that have a maturity date of July 16, 2014. The Debentures have a fixed interest rate of 8.75%. At December 31, 2003, the fair value of Chandler USA's Debentures was estimated to be $5.9 million based on recent purchases of the Debentures by Chandler USA. Chandler USA's Debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The Debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.0 million principal amount of trust preferred securities that mature in 2033 with a fixed interest rate of 9.75%, and $7.0 million principal amount of trust preferred securities that mature in 2034 with a floating rate of 4.10% over LIBOR, currently 5.26813%. At December 31, 2003, the fair value of Chandler USA's trust preferred securities was estimated to be $20.0 million.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.0% at December 31, 2003. The sale and leaseback transaction resulted in a deferred gain of $2.0 million which is included in accrued taxes and other payables. Chandler USA has exercised its option to repurchase the equipment at the end of the lease for approximately $3.0 million. The deferred gain is being amortized into income over the final year of the lease, resulting in other income of $1.7 million in 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

     As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, Chandler USA's internal control over financial reporting.

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


NAME                       AGE  POSITION
-------------------------  ---  ----------------------------------------------------------------
W. Brent LaGere             58  Chairman of the Board, Chief Executive Officer, Compensation
                                  Committee Member and Director.

Mark T. Paden               47  President, Chief Operating Officer, Compensation Committee Member
                                  and Director.

Brenda B. Watson            63  Executive Vice President of NAICO.

Richard L. Evans            57  Senior Vice President and Director.

R. Patrick Gilmore          52  Senior Vice President, Secretary, General Counsel and Director.

Mark C. Hart                48  Vice President - Finance, Chief Financial Officer and Treasurer.

M. Steven Blain             46  Vice President - Administration.

Robert L. Rice              69  Audit Committee Chairman and Director.

W. Scott Martin             53  Audit Committee Member and Director.

K.R. Price                  66  Audit Committee Member and Director.

William T. Keele            67  Director.


     W. BRENT LAGERE has been a director, Chairman of the Board and Chief Executive Officer of Chandler USA since 1988. Since 1988, Mr. LaGere has served in officer and director capacities for various subsidiaries of Chandler USA pursuant to an employment contract with Chandler USA. Mr. LaGere serves as Chairman of the Board and Chief Executive Officer of Chandler Insurance and was a director of Chandler Barbados until December 2003.

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

     M. STEVEN BLAIN has served as Vice President-Administration of Chandler USA and NAICO since August 2003. From November 1999 to August 2003, Mr. Blain was employed by NAICO in various capacities. Prior to his employment by NAICO in November 1999, Mr. Blain was Vice President - Operations and Chief Financial Officer for J.B. Pratt Foods, Inc.

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

AUDIT COMMITTEE FINANCIAL EXPERT

     Chandler USA's Board of Directors has determined that Robert L. Rice, Chairman of the Audit Committee, is an "audit committee financial expert", as defined by Securities and Exchange Commission rules. Mr. Rice is an independent director, as that term is used in Item 7(d)(3)(IV) of Schedule 14A under the Securities Exchange Act of 1934.

CODE OF ETHICS

     Chandler USA has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, a copy of which is filed as Exhibit 14.1 to this Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Forms 3, 4 and 5, any amendments thereto furnished to Chandler USA pursuant to the rules of the Securities and Exchange Commission, or written representations from certain reporting persons presented to Chandler USA, all such reports required to be filed by reporting persons have been filed in a timely fashion during the fiscal year ended December 31, 2003.

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

                                                   SUMMARY COMPENSATION TABLE
                                                     ANNUAL COMPENSATION (1)
                                        -------------------------------------------------------
                                                                       OTHER ANNUAL  ALL OTHER
                                                   SALARY     BONUS    COMPENSATION COMPENSATION
NAME AND PRINCIPAL POSITION               YEAR       ($)      ($)(2)      ($)(3)       ($)(4)
--------------------------------------- -------- ---------- ---------- ------------ ------------
W. Brent LaGere                           2003   $ 489,602  $ 574,456  $   795,994  $    94,131
  Chairman of the Board and CEO           2002     458,723    484,120      348,172       49,332
  of Chandler USA and NAICO               2001     420,451    305,000      153,668       46,381

Mark T. Paden                             2003     304,654    395,427       73,934        7,133
  President and COO of Chandler USA       2002     295,481    403,348       77,861        5,749
  and NAICO                               2001     278,668    225,000        N/A          5,502

Brenda B. Watson                          2003     254,072          -        N/A         18,860
  Executive Vice President                2002     244,448          -        N/A         11,526
  of NAICO                                2001     238,904          -        N/A         10,372

Richard L. Evans                          2003     254,875          -        N/A          9,866
  Senior Vice President - Claims of       2002     245,899      4,500        N/A          7,928
  Chandler USA and NAICO                  2001     238,713          -        N/A          7,261

R. Patrick Gilmore                        2003     224,154          -        N/A          7,240
  Senior Vice President, Secretary and    2002     216,790          -        N/A          5,405
  General Counsel of Chandler USA         2001     210,460          -        N/A          3,837
  and NAICO
----------------------------------------

(1)  Amounts shown include cash and non-cash compensation earned and received by the Named
     Executives as well as amounts earned but deferred at their election.

(2)  All Named Executives are eligible to receive bonuses based upon various factors.

(3)  The amounts shown under this column represent various perquisites and other personal benefits including any associated tax reimbursements to the Named Executives.  Amounts that did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any Named Executive have been excluded.  Substantially all of the amounts shown in this column represent payment of various personal expenses, none of which individually exceeded
     25% of total perquisites for the Named Executive.  Tax gross-ups for the personal expenses included in the amounts shown above were $43,925, $167,145 and $366,902 for Mr. LaGere in
     2001, 2002 and 2003, respectively, and $33,231 and $32,996 for Mr. Paden in 2002 and 2003,
     respectively.

(4)  The amounts shown under this column include contributions by Chandler USA's subsidiaries to a 401(k) plan ($4,187 for Mr. LaGere, $3,688 for Mr. Paden, $4,600 for Ms. Watson, $3,850
     for Mr. Evans, and $4,000 for Mr. Gilmore), and the premiums paid or to be paid by Chandler
     USA's subsidiaries under life insurance arrangements with the Named Executives.  A portion of the premiums ($31,300, $33,600 and $44,453 in 2001, 2002 and 2003, respectively) were paid under a split dollar life insurance plan.  Under this plan, Chandler USA's subsidiaries pay the premiums for life insurance issued to the Named Executive.  Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the Named Executive cancels and surrenders the policy.


OPTIONS EXERCISED AND HOLDINGS

     No options were granted to or exercised by the Named Executives during 2003 and there were no unexercised options held by the Named Executives as of December 31, 2003.

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

     Chandler USA had an employment agreement with Brenda B. Watson, an executive officer of NAICO. Under this agreement, Ms. Watson's base compensation was established at not less than $125,000 per year. The agreement terminated on December 31, 2003. In addition to her base compensation, Ms. Watson is eligible to receive certain benefits and bonuses from Chandler USA and its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the common stock of Chandler USA, its sole class of common equity, is owned by Chandler Insurance.

     The following table sets forth the number and percentage of outstanding shares of each class of the capital stock of Chandler Insurance that, as of February 29, 2004, are beneficially owned by (i) each director of Chandler USA and Chandler Insurance, (ii) Chandler USA's Chairman and Chief Executive Officer and each of Chandler USA's four other most highly compensated executive officers for services rendered for the fiscal year ended December 31, 2003 and
(iii) all current directors and executive officers as a group:

                                                                             BENEFICIAL OWNERSHIP
                                                            -------------------------------------------------------
                                                             TYPE OF CAPITAL SHARES      NUMBER OF
NAME OF DIRECTOR OR EXECUTIVE OFFICER                        OF CHANDLER INSURANCE   CAPITAL SHARES (1) PERCENT (2)
----------------------------------------------------------  ------------------------ ------------------ -----------
W. Brent LaGere (3) ......................................  Class A Common Shares              500,661       80.0%
                                                            Series A Preferred Shares           75,152       18.8%

Mark T. Paden ............................................  Class A Common Shares              125,165       20.0%
                                                            Series A Preferred Shares           17,610        4.4%

Brenda B. Watson (4) .....................................  Series A Preferred Shares           18,024        4.5%
                                                            Series B Preferred Shares           35,542        8.5%

Richard L. Evans .........................................  Series A Preferred Shares           27,272        6.8%
                                                            Series B Preferred Shares           32,250        7.7%

R. Patrick Gilmore .......................................  Series B Preferred Shares           11,000        2.6%

Robert L. Rice ...........................................              -                            -          -%

W. Scott Martin ..........................................  Series C Preferred Shares           31,500        4.6%

K.R. Price (5) ...........................................  Series C Preferred Shares          136,200       19.9%

William T. Keele (6) .....................................  Series C Preferred Shares          122,417       17.9%

Steven R. Butler (7) .....................................  Series C Preferred Shares            3,200          *%

All directors and officers as a group (11 persons) (8) ...  Class A Common Shares              625,826      100.0%
                                                            Series A Preferred Shares          141,586       35.5%
                                                            Series B Preferred Shares           78,792       18.8%
                                                            Series C Preferred Shares          293,317       42.8%

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

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance, 399,061 Series A Preferred
     Shares of Chandler Insurance, 418,853 Series B Preferred Shares of Chandler Insurance and
     684,569 Series C Preferred Shares of Chandler Insurance outstanding on February 29, 2004.

(3)  Includes (i) 348,390 Class A Common Shares of Chandler Insurance owned by the W. Brent
     LaGere Irrevocable Trust (the "LaGere Trust") and (ii) 22,500 Class A Common Shares of
     Chandler Insurance owned by W&L Holding Corp. ("W&L Holding"), a corporation 100% of which is owned by the LaGere Trust.  Mr. LaGere holds an irrevocable proxy for the Class A Common
     Shares owned by the LaGere Trust and W&L Holding.  Mr. LaGere disclaims beneficial ownership of the shares held by the LaGere Trust and W&L Holding.  The business address of
     Mr. LaGere is 1010 Manvel Avenue, Chandler, Oklahoma 74834.

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

(7)  Mr. Butler is a director, Vice President - Administration and Secretary of Chandler
     Insurance, and also served as a director and President of Chandler Barbados until December
     2003.

(8)  Includes 3,528 Series A Preferred Shares of Chandler Insurance owned by one executive officer of Chandler USA not listed in the table above.


SHAREHOLDERS HOLDING OVER FIVE PERCENT

     Listed below are persons, other than those listed previously, who are known by Chandler USA to own beneficially more than 5% of Chandler Insurance's Class A Common Shares as of February 29, 2004. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the common shares beneficially owned.


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

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance outstanding on February 29,
     2004.

(3)  Includes 370,890 Class A Common Shares of Chandler Insurance held by the LaGere Trust, of which 22,500 Class A Common Shares are directly owned by W&L Holding, which is 100% owned by the LaGere Trust.  Mr. LaGere holds an irrevocable proxy for the Class A Common Shares owned by the LaGere Trust and W&L Holding.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Chandler USA leases a rural property from Davenport Farms, Inc. ("Davenport Farms"), a corporation owned by Messrs. LaGere, Evans and Paden. Chandler USA has placed three mobile homes on the property, drilled a water well connected to the mobile homes and made other smaller improvements to the property. Its personnel maintains these improvements. These mobile homes and the property provide hunting, fishing, lodging, dining and other outdoor recreational activities for the entertainment of customers and business associates of Chandler USA and/or its subsidiaries. Chandler USA pays no rent to Davenport Farms but reimburses it for one-half of the utilities and for hunting supplies. Chandler USA has also agreed to indemnify Davenport Farms for claims arising out of its use of the property. Chandler USA retains the right to remove all structures located upon the property when the lease terminates. In 2001, 2002 and 2003, Chandler USA incurred approximately $263,000, $255,000 and $336,000, respectively, in expenses associated with its use of this property, including $25,000, $18,000 and $12,000 for reimbursement of certain expenses, such as utility and similar expenses, for the years 2001, 2002 and 2003, respectively.

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

     Chandler USA believes that all transactions with directors, officers, or shareholders of Chandler USA and its subsidiaries are and will continue to be on terms no less favorable to Chandler USA and its subsidiaries than could be obtained from unaffiliated parties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate audit fees billed or to be billed by Tullius Taylor Sartain & Sartain LLP for the audit of Chandler USA's annual financial statements and review of financial statements included in Chandler USA's Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $146,700 and $149,600 for the years ended December 31, 2002 and 2003, respectively.

AUDIT-RELATED FEES

     The aggregate fees billed for professional services rendered by Tullius Taylor Sartain & Sartain LLP for audit related services rendered in connection with the audits of employee benefit plans and consultation on accounting standards or transactions were $20,500 and $18,675 for the years ended December 31, 2002 and 2003, respectively.

TAX FEES

     The aggregate fees billed or to be billed for professional services rendered by Tullius Taylor Sartain & Sartain LLP for tax compliance, tax advice and tax planning were $40,430 and $26,375 for the years ended December 31, 2002 and 2003, respectively.

ALL OTHER FEES

     The aggregate fees billed by Tullius Taylor Sartain & Sartain LLP for professional services other than those reported in the categories above were $6,300 and $1,446 for the years ended December 31, 2002 and 2003, respectively.

POLICY ON PRE-APPROVAL OR RETENTION OF INDEPENDENT AUDITORS

     All audit and permitted non-audit services for which Chandler USA engages Tullius Taylor Sartain & Sartain LLP require pre-approval by Chandler USA's Audit Committee. The percentage of Audit-Related Fees, Tax Fees and All Other Fees out of all fees paid to Tullius Taylor Sartain & Sartain LLP was 31.4% and 23.7% for the years ended December 31, 2002 and 2003, respectively.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2003, together with the related notes thereto and the report of Tullius Taylor Sartain & Sartain LLP, independent auditors on such financial statements, are filed as a part of this Form 10-K. See accompanying Index on page F-1.

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

                                                                      PAGE 36
       3.  EXHIBITS.

           3.1  Certificate of Incorporation.  (1)

           3.2  Bylaws, as amended.  (1)

           4.1 Form of Indenture entered into by and between Chandler (U.S.A.), Inc. as issuer and U.S. Trust of Texas, N.A. as trustee. (1)

           4.2 First Amendment to Indenture effective May 13, 2003 constituting the First Amendment to the Indenture dated as of July 16, 1999, between Chandler (U.S.A.), Inc., and The Bank of New York Trust Company of Florida, N.A. as successor trustee to U.S. Trust Company of Texas, N.A., as Trustee regarding the 8.75% senior debentures due 2014 issued by Chandler (U.S.A.), Inc. (3)

           4.3 Second Amendment to Indenture effective December 1, 2003 constituting the Second Amendment to the Indenture dated as of July 16, 1999, between Chandler (U.S.A.), Inc., and The Bank of New York Trust Company of Florida, N.A. as successor trustee to U.S. Trust Company of Texas, N.A., as Trustee regarding the 8.75% senior debentures due 2014 issued by Chandler (U.S.A.), Inc. (5)

          10.1 Employment Agreement, effective as of October 28, 1988, by and between Chandler (U.S.A.), Inc. and Brent LaGere. (1)

          10.2 Employment Agreement, effective as of October 28, 1988, by and between Chandler (U.S.A.), Inc., and Brenda B. Watson (formerly Brenda B. Pair). (1)

          10.3 Amendment to Employment Agreement, effective as of January 1, 1999, by and between Chandler (U.S.A.), Inc. and Brenda B. Watson. (1)

          10.4 Intercompany Credit Agreement effective as of January 1, 2001, by and between Chandler (U.S.A.), Inc. and Chandler Insurance (Barbados), Ltd. (2)

          10.5 Stock Purchase Agreement effective as of December 1, 2002, by and among Brown & Brown, Inc., Chandler (U.S.A.), Inc., Chandler Insurance Company, Ltd., National American Insurance Company, W. Brent LaGere and Mark T. Paden. (3)

          10.6 Amended and Restated Declaration of Trust of Chandler Capital Trust I dated as of May 22, 2003 among Chandler (U.S.A.), Inc., as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and W. Brent LaGere, Mark T. Paden and Mark C. Hart, as administrators. (4)

          10.7 Indenture, dated as of May 22, 2003 among Chandler (U.S.A.), Inc., as issuer, and Wilmington Trust Company, as trustee. (4)

          10.8 Guarantee Agreement, dated as of May 22, 2003 between Chandler (U.S.A.), Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee. (4)

          10.9 Capital Securities Subscription Agreement dated as of May 13, 2003 among Chandler (U.S.A.), Inc. and Chandler Capital Trust I, together as offerors, and InCapS Funding I, Ltd., as purchaser. (4)

          10.10 Placement Agreement dated May 13, 2003 among Chandler (U.S.A.), Inc. and Chandler Capital Trust I, together as offerors, and Sandler O'Neill & Partners, L.P., as placement agent. (4)

          10.11 Amended and Restated Declaration of Trust of Chandler Capital Trust II dated as of December 16, 2003 among Chandler (U.S.A.), Inc., as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and W. Brent LaGere, Mark T. Paden and Mark C. Hart, as administrators.

          10.12 Indenture, dated as of December 16, 2003 among Chandler (U.S.A.), Inc., as issuer, and Wilmington Trust Company, as trustee.

          10.13 Guarantee Agreement, dated as of December 16, 2003 between Chandler (U.S.A.), Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee.

          10.14 Capital Securities Subscription Agreement dated as of December 4, 2003 among Chandler (U.S.A.), Inc. and Chandler Capital Trust II, together as offerors, and InCapS Funding I, Ltd., as purchaser.

          10.15 Placement Agreement dated December 4, 2003 among Chandler (U.S.A.), Inc. and Chandler Capital Trust II, together as offerors, and Sandler O'Neill & Partners, L.P., as placement agent.

          14.1  Code of Ethics.

          21.1  Subsidiaries of the registrant.

          31.1  Rule 13a-14(a)/15d-14(a) Certifications.

          32.1  Section 1350 Certifications.

---------------------------

           (1) Previously filed as an exhibit to Registration No. 333-76393 on Form S-1 and incorporated herein by reference.

           (2) Previously filed as an exhibit to Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

           (3) Previously filed as an exhibit to Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

           (4) Previously filed as an exhibit to Chandler USA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

           (5) Previously filed as an exhibit to Chandler USA's current report on Form 8-K dated December 1, 2003 and incorporated herein by reference.

     Copies of the foregoing exhibits filed with this Form 10-K or incorporated by reference are available from Chandler USA upon written request and payment of a reasonable copying fee.

(b)  Reports on Form 8-K.

     Chandler USA filed one current report on Form 8-K dated December 1, 2003 responding to Item 5 of Form 8-K.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                           CHANDLER (U.S.A.), INC.

Date:  March 2, 2004  By: /s/ W. Brent LaGere
                          ----------------------------------------------------
                          W. Brent LaGere
                           Chairman of the Board and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:  March 2, 2004     /s/ W. Brent LaGere
                         -------------------------------------------------------
                         W. Brent LaGere, Chairman of the Board,
                          Chief Executive Officer and Director
                          (Principal Executive Officer)

Date:  March 2, 2004     /s/ Mark T. Paden
                         -------------------------------------------------------
                         Mark T. Paden, President, Chief Operating Officer
                          and Director

Date:  March 2, 2004     /s/ Mark C. Hart
                         -------------------------------------------------------
                         Mark C. Hart, Vice President - Finance,
                          Chief Financial Officer and Treasurer
                          (Principal Financial Officer)

Date:  March 2, 2004     /s/ Richard L. Evans
                         -------------------------------------------------------
                         Richard L. Evans, Senior Vice President and Director


Date:  March 2, 2004     /s/ R. Patrick Gilmore
                         -------------------------------------------------------
                         R. Patrick Gilmore, Senior Vice President,
                          Secretary, General Counsel and Director


Date:  March 2, 2004     /s/ Robert L. Rice
                         -------------------------------------------------------
                         Robert L. Rice, Director


Date:  March 2, 2004     /s/ W. Scott Martin
                         -------------------------------------------------------
                         W. Scott Martin, Director


Date:  March 2, 2004     /s/ K.R. Price
                         -------------------------------------------------------
                         K.R. Price, Director


Date:  March 2, 2004     /s/ William T. Keele
                         -------------------------------------------------------
                         William T. Keele, Director

                             CHANDLER (U.S.A.), INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                     PAGES
                                                                               -----------------
FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2002 and 2003 .................        F-2

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2002 and 2003 ...........................................        F-3

Consolidated Statements of Comprehensive Income for the years ended
  December 31, 2001, 2002 and 2003 ...........................................        F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2002 and 2003 ...........................................        F-5

Consolidated Statements of Shareholder's Equity for the years ended
  December 31, 2001, 2002 and 2003 ...........................................        F-6

Notes to Consolidated Financial Statements ................................... F-7 through F-25

Independent Auditors' Report on Consolidated Financial Statements
  and Financial Statement Schedules ..........................................        F-26

SCHEDULES

 I   Summary of Investments - Other Than Investments in Related Parties ......        F-27

 II  Condensed Financial Information of Registrant ........................... F-28 through F-30

 III Supplementary Insurance Information .....................................        F-31

 IV  Reinsurance .............................................................        F-32

 V   Valuation and Qualifying Accounts .......................................        F-33

 VI  Supplemental Information (for property-casualty insurance underwriters)..        F-34


                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                               DECEMBER 31,
                                                                                          ----------------------
                                                                                             2002        2003
                                                                                          ----------  ----------
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $6,737 and $7,622 in 2002 and 2003, respectively) .......  $   6,943   $   7,677
    Unrestricted (amortized cost $48,362 and $53,549 in 2002 and 2003, respectively) ...     50,096      54,303
  Fixed maturities held to maturity, at amortized cost
    Restricted (fair value $394 in 2002) ...............................................        374           -
    Unrestricted (fair value $895 in 2002) .............................................        846           -
  Equity securities available for sale, at fair value ..................................        681          92
                                                                                          ----------  ----------
    Total investments ..................................................................     58,940      62,072
Cash and cash equivalents ($711 and $601 restricted in 2002 and 2003, respectively) ....      9,336       7,126
Premiums receivable, less allowance for non-collection
  of $246 and $133 at 2002 and 2003, respectively ......................................     24,009      20,304
Reinsurance recoverable on paid losses, less allowance for non-collection
  of $2,275 and $2,934 at 2002 and 2003, respectively ..................................     11,198       9,036
Reinsurance recoverable on paid losses from related parties ............................         80         271
Reinsurance recoverable on unpaid losses, less allowance for non-collection
  of $492 and $380 at 2002 and 2003 ....................................................     50,377      48,688
Reinsurance recoverable on unpaid losses from related parties ..........................      9,038       9,737
Prepaid reinsurance premiums ...........................................................     19,202      15,269
Prepaid reinsurance premiums to related parties ........................................      8,680       9,521
Deferred policy acquisition costs ......................................................        355         165
Property and equipment, net ............................................................     10,093       9,879
Amounts due from related parties .......................................................     10,582       9,642
State insurance licenses, net ..........................................................      3,745       3,745
Other assets ...........................................................................     14,220      12,138
                                                                                          ----------  ----------
Total assets ...........................................................................  $ 229,855   $ 217,593
                                                                                          ==========  ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ...........................................  $  92,606  $   87,768
  Unearned premiums ....................................................................     55,160      47,325
  Policyholder deposits ................................................................      4,244       4,807
  Accrued taxes and other payables .....................................................      8,040       5,617
  Premiums payable .....................................................................      2,805         983
  Debentures ...........................................................................     24,000       7,254
  Trust preferred securities ...........................................................          -      20,000
                                                                                          ----------  ----------
    Total liabilities ..................................................................    186,855     173,754
                                                                                          ----------  ----------
Commitments and contingencies (Notes 11 and 12)

Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ................................................          2           2
  Paid-in surplus ......................................................................     60,584      60,584
  Accumulated deficit ..................................................................    (19,316)    (17,342)
  Accumulated other comprehensive income:
    Unrealized gain on investments available for sale, net of deferred income taxes ....      1,730         595
                                                                                          ----------  ----------
    Total shareholder's equity .........................................................     43,000      43,839
                                                                                          ----------  ----------
Total liabilities and shareholder's equity .............................................  $ 229,855   $ 217,593
                                                                                          ==========  ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)
                                                                    YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                  2001       2002       2003
                                                               ---------- ---------- ----------
Premiums and other revenues
  Direct premiums written and assumed ........................ $ 158,964  $ 140,162  $ 118,444
  Reinsurance premiums ceded .................................   (70,086)   (48,380)   (40,612)
  Reinsurance premiums ceded to related parties ..............   (23,455)   (24,115)   (25,992)
                                                               ---------- ---------- ----------
    Net premiums written and assumed .........................    65,423     67,667     51,840
  Decrease (increase) in unearned premiums ...................     4,562       (710)     4,743
                                                               ---------- ---------- ----------
    Net premiums earned ......................................    69,985     66,957     56,583

Interest income, net .........................................     3,632      2,540      2,148
Interest income, net from related parties ....................       371        380        412
Realized investment gains, net ...............................     2,654        794      2,351
Other income .................................................       101        261      5,077
                                                               ---------- ---------- ----------
    Total premiums and other revenues ........................    76,743     70,932     66,571
                                                               ---------- ---------- ----------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts ceded
    to related parties of $15,712, $16,936 and $14,244
    in 2001, 2002 and 2003, respectively .....................    52,550     50,712     37,200
  Policy acquisition costs, net of ceding commissions received from related parties of $8,029, $8,199 and $8,770
    in 2001, 2002 and 2003, respectively .....................    10,869     10,239     11,278
  General and administrative expenses ........................    11,549     12,473     13,486
  Interest expense ...........................................     2,240      2,234      2,441
                                                               ---------- ---------- ----------
    Total operating costs and expenses .......................    77,208     75,658     64,405
                                                               ---------- ---------- ----------
Income (loss) from continuing operations before income taxes..      (465)    (4,726)     2,166
Federal income tax benefit (provision) .......................       (16)     1,680       (192)
                                                               ---------- ---------- ----------
Income (loss) from continuing operations .....................      (481)    (3,046)     1,974

Income (loss) from discontinued operations ...................      (622)       284          -
Gain on sale of subsidiary ...................................         -        671          -
                                                               ---------- ---------- ----------
  Net income (loss) .......................................... $  (1,103) $  (2,091) $   1,974
                                                               ========== ========== ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------
                                                                                    2001       2002       2003
                                                                                 ---------- ---------- ----------
Net income (loss) .............................................................. $  (1,103) $  (2,091) $   1,974
                                                                                 ---------- ---------- ----------
Other comprehensive income (loss), before income tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period .............................     2,644      2,838        631
    Less: Reclassification adjustment for gains included in net income (loss) ..    (2,654)      (794)    (2,351)
                                                                                 ---------- ---------- ----------
Other comprehensive income (loss), before income tax ...........................       (10)     2,044     (1,720)
Income tax benefit (provision) related to items of other
  comprehensive income (loss) ..................................................         4       (695)       585
                                                                                 ---------- ---------- ----------
Other comprehensive income (loss), net of income tax ...........................        (6)     1,349     (1,135)
                                                                                 ---------- ---------- ----------
Comprehensive income (loss) .................................................... $  (1,109) $    (742) $     839
                                                                                 ========== ========== ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                      PAGE F-5
                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                              YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                            2001       2002       2003
                                                                         ---------- ---------- ----------
OPERATING ACTIVITIES
  Net income (loss) .................................................... $  (1,103) $  (2,091) $   1,974
  Add (deduct):
    Adjustments to reconcile net income (loss) to cash
      applied to operating activities:
      Realized investment gains, net ...................................    (2,654)      (794)    (2,351)
      Gain on sale of subsidiary .......................................         -       (671)         -
      Gain on retirement of debentures .................................         -          -     (3,106)
      Net (gains) losses on sale of property and equipment .............        23         32     (1,661)
      Amortization and depreciation ....................................     2,169      1,602      1,470
      Provision for non-collection of premiums .........................       305        444        272
      Provision for non-collection of reinsurance recoverables .........       454      1,726        604
      Net change in non-cash balances relating to operating activities:
        Premiums receivable ............................................     9,029       (268)     3,433
        Reinsurance recoverable on paid losses .........................    (9,396)      (712)     1,449
        Reinsurance recoverable on paid losses from related parties ....       322        212       (191)
        Reinsurance recoverable on unpaid losses .......................    (2,689)    (8,288)     1,798
        Reinsurance recoverable on unpaid losses from related parties ..     4,680        361       (699)
        Prepaid reinsurance premiums ...................................     5,809      7,688      3,933
        Prepaid reinsurance premiums to related parties ................     2,265       (577)      (841)
        Deferred policy acquisition costs ..............................         -       (355)       190
        Other assets ...................................................     1,906     (1,349)     2,427
        Unpaid losses and loss adjustment expenses .....................   (15,417)     7,850     (4,838)
        Unearned premiums ................................... ..........   (12,636)    (6,402)    (7,835)
        Policyholder deposits ..........................................      (462)      (356)       563
        Accrued taxes and other payables ...............................    (1,248)       307       (752)
        Premiums payable ...............................................    (9,138)    (5,864)    (1,822)
                                                                         ---------- ---------- ----------
      Cash applied to operating activities .............................   (27,781)    (7,505)    (5,983)
                                                                         ---------- ---------- ----------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ..........................................................   (61,448)   (23,163)   (33,378)
    Sales ..............................................................    73,107     31,460     22,806
    Maturities .........................................................    14,297      4,339      5,892
  Equity securities available for sale:
    Sales ..............................................................         -          -      1,720
  Cost of property and equipment purchased .............................    (1,356)      (373)      (818)
  Proceeds from sale of property and equipment .........................     3,924         98        104
  Net proceeds from sale of subsidiary .................................         -      3,058          -
                                                                         ---------- ---------- ----------
      Cash provided by (applied to) investing activities ...............    28,524     15,419     (3,674)
                                                                         ---------- ---------- ----------
FINANCING ACTIVITIES
  Proceeds from issuance of trust preferred securities .................         -          -     20,000
  Payment on retirement of debentures ..................................         -          -    (12,782)
  Debt issue costs .....................................................         -          -       (711)
  Payments and loans from related parties ..............................     4,032      3,249      2,426
  Payments and loans to related parties ................................   (12,629)    (5,951)    (1,486)
                                                                         ---------- ---------- ----------
      Cash provided by (applied to) financing activities ...............    (8,597)    (2,702)     7,447
                                                                         ---------- ---------- ----------
  Increase (decrease) in cash and cash equivalents during the period ...    (7,854)     5,212     (2,210)
  Cash and cash equivalents at beginning of period .....................    11,978      4,124      9,336
                                                                         ---------- ---------- ----------
  Cash and cash equivalents at end of period ........................... $   4,124  $   9,336  $   7,126
                                                                         ========== ========== ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (Amounts in thousands)


                                                                                 Accumulated
                                                                                    other          Total
                                            Common       Paid-in    Accumulated  comprehensive  shareholder's
                                             stock       surplus      deficit       income         equity
                                          -----------  -----------  -----------  -------------  -------------
Balance, January 1, 2001 ................ $        2   $   60,584   $  (16,122)  $        387   $     44,851

Net loss ................................          -            -       (1,103)             -         (1,103)

Change in unrealized gain on
  investments available for
  sale, net of income tax ...............          -            -            -             (6)            (6)
                                          -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2001 ..............          2       60,584      (17,225)           381         43,742
                                          -----------  -----------  -----------  -------------  -------------
Net loss ................................          -            -       (2,091)             -         (2,091)

Change in unrealized gain on
  investments available for
  sale, net of income tax ...............          -            -            -          1,349          1,349
                                          -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2002 ..............          2       60,584      (19,316)         1,730         43,000
                                          -----------  -----------  -----------  -------------  -------------
Net income ..............................          -            -        1,974              -          1,974

Change in unrealized gain on
  investments available for
  sale, net of income tax ...............          -            -            -         (1,135)        (1,135)
                                          -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2003 .............. $        2   $   60,584   $  (17,342)  $        595   $     43,839
                                          ===========  ===========  ===========  =============  =============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

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

            Chandler USA is wholly owned by Chandler Insurance Company, Ltd. ("Chandler Insurance"), a Cayman Islands company. Prior to December 2003, Chandler USA was a wholly owned subsidiary of Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") which, in turn, was a wholly owned subsidiary of Chandler Insurance. In December 2003, Chandler Barbados was dissolved following the transfer of its assets, liabilities and business to Chandler Insurance. Chandler Insurance assumed the obligations of Chandler Barbados including those under its reinsurance agreements with NAICO pursuant to a Distribution Agreement and a General Conveyance. The reorganization of Chandler Barbados and Chandler Insurance was approved by the Cayman Islands Monetary Authority, the Supervisor of Insurance in Barbados and the Oklahoma Insurance Department.

            In December 2002, Chandler USA completed the sale of its wholly owned subsidiary LaGere and Walkingstick Insurance Agency, Inc. ("L&W"). L&W previously functioned as Chandler USA's agency segment. All periods have been restated to reflect the results of L&W as a discontinued operation. See Note 4 for more information on the sale of L&W.

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

  (g)  DEFERRED POLICY ACQUISITION COSTS

            Policy acquisition costs that vary with and are primarily related to the acquisition of new and renewal business (such as premium taxes, agent commissions, commissions received from reinsurers and a portion of other underwriting expenses) are deferred and amortized over the terms of the policies. When the sum of the anticipated losses, loss adjustment expenses and unamortized policy acquisition costs exceeds the related unearned premiums, including anticipated investment income, a provision for the indicated deficiency is recorded. Certain policy acquisition costs, such as policyholder dividends, are expensed directly. NAICO accrued $143,000, $105,000 and a credit of $52,000 during 2001, 2002 and 2003, respectively, for dividends to policyholders primarily on participating workers compensation policies. Gross written premiums for participating policies were $1.2 million, $615,000 and $50,000 in 2001, 2002 and 2003, respectively.

  (h)  PROPERTY AND EQUIPMENT

            Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 to 31 years. Property and equipment consisted of the following at December 31:

                                                      2002        2003
                                                   ----------  ----------
                                                       (In thousands)
                   Real estate and improvements .. $  10,411   $  10,689
                   Other property and equipment ..     8,870       9,219
                                                   ----------  ----------
                                                      19,281      19,908
                   Accumulated depreciation ......    (9,188)    (10,029)
                                                   ----------  ----------
                                                   $  10,093   $   9,879
                                                   ==========  ==========

     Depreciation expense from continuing operations was approximately $1,016,000, $916,000 and $918,000 for 2001, 2002 and 2003, respectively.

  (i)  INTANGIBLE ASSETS

            Intangible assets are stated at cost less accumulated amortization. Prior to 2002, the cost of state insurance licenses acquired was amortized over 40 years using the straight-line method. Goodwill was amortized using the straight-line method over 15-17 years. Effective January 1, 2002, goodwill and the state insurance licenses are no longer amortized but reviewed at least annually for impairment. Chandler USA completed the required impairment tests during 2002 and 2003 and concluded that there has not been an impairment loss since the fair values exceeded their respective carrying values. The fair values were determined based on the present value of projected future net cash flows. All of Chandler USA's goodwill pertained to the agency operating segment and was written off in 2002 following the sale of L&W. Intangible assets included the following at December 31:

                                                      2002        2003
                                                   ----------  ----------
                                                       (In thousands)
                   State insurance licenses ...... $   5,991   $   5,991
                   Accumulated amortization ......    (2,246)     (2,246)
                                                   ----------  ----------
                                                   $   3,745   $   3,745
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

            Chandler USA regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include Chandler USA's ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; the duration and extent to which the fair value has been less than cost; and the financial condition and prospects of the issuer.

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

  (n)  SUPPLEMENTAL CASH FLOW INFORMATION

            Cash payments for interest and income taxes, and noncash investing activities were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                               2001       2002       2003
                                                            ---------- ---------- ----------
                                                                     (In thousands)
          Cash payments (refunds) during the year for:
            Interest ...................................... $   2,128  $   2,122  $   2,809
            Income taxes ..................................    (1,025)    (1,241)      (300)

          Transfers from (to) restricted securities, net .. $    (146) $  (1,341) $    (563)


  (o)  REINSURANCE

            Management believes all of NAICO's reinsurance contracts with reinsurers meet the criteria for risk transfer and the revenue and cost recognition provisions in order to be accounted for as reinsurance. As more fully explained in Note 12, reinsurance contracts do not relieve NAICO from its obligation to policyholders. In addition, failure of reinsurers to honor their obligations could result in losses to Chandler USA.

  (p)  NEW ACCOUNTING STANDARDS

            The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Chandler USA has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to Chandler USA.

            In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 supercedes Accounting Principles Board ("APB") Opinion No. 17, INTANGIBLE ASSETS, and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. Chandler USA adopted SFAS No. 142 effective January 1, 2002. Chandler USA completed the required impairment tests during 2002 and 2003 and concluded that there has not been an impairment. The fair values were determined based on the present value of projected future net cash flows. All of Chandler USA's goodwill pertained to the agency operating segment and was written off in the fourth quarter of 2002 following the sale of L&W.

            A reconciliation of the reported income (loss) from continuing operations to the adjusted income (loss) from continuing operations had SFAS No. 142 been applied as of January 1, 2001 follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                  2001       2002       2003
                                                               ---------- ---------- ----------
                                                                        (In thousands)
          Reported income (loss) from continuing operations .. $    (481) $  (3,046) $   1,974
          Add back amortization:
            State insurance licenses .........................       150          -          -
                                                               ---------- ---------- ----------
          Adjusted income (loss) from continuing operations .. $    (331) $  (3,046) $   1,974
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

            In November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation apply to guarantees issued or modified after December 31, 2002. The adoption of this accounting pronouncement did not have a material effect on Chandler USA's financial position or results of operations.

            In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. The Interpretation requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. This pronouncement requires the consolidation of variable interest entities created after January 31, 2003. Consolidation provisions apply for periods ending after March 15, 2004 for variable interest entities, other than special purpose entities, created prior to February 1, 2003. Chandler USA does not have any variable interest entities, including special purpose entities, that must be consolidated and therefore the adoption of this accounting pronouncement will not have an impact on Chandler USA's financial position or results of operations.

            In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. During 2003, Chandler USA issued trust preferred securities through two wholly owned subsidiaries and has accounted for the trust preferred securities as a liability in accordance with SFAS No. 150.

NOTE 2. INVESTMENTS AND INTEREST INCOME

     Net interest income and realized investment gains from continuing operations are summarized in the following table. These amounts are net of investment expenses.

                                                              YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                            2001       2002       2003
                                                         ---------- ---------- ----------
                                                                  (In thousands)

Interest on fixed-maturity investments ................. $   4,406  $   2,755  $   2,271
Interest on cash equivalents ...........................       555        252        139
Interest on amounts due from related parties ...........       371        380        412
Investment expenses ....................................    (1,329)      (467)      (262)
                                                         ---------- ---------- ----------
  Interest income, net .................................     4,003      2,920      2,560
                                                         ---------- ---------- ----------
Realized gains, net - fixed-maturity investments .......     2,654        794        631
Realized gains, net - equity securities ................         -          -      1,720
                                                         ---------- ---------- ----------
  Realized investments gains, net ......................     2,654        794      2,351
                                                         ---------- ---------- ----------
                                                         $   6,657  $   3,714  $   4,911
                                                         ========== ========== ==========

     Investment expenses include $997,000, $244,000 and $81,000 for the years ended December 31, 2001, 2002 and 2003, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

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
                                         ========== ========== ========== ========== ==========




                                                      GROSS      GROSS
                                                    UNREALIZED UNREALIZED   FAIR     CARRYING
DECEMBER 31, 2003                           COST      GAINS      LOSSES     VALUE      VALUE
---------------------------------------- ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                         (In thousands)
U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies ......................... $  38,565  $     587  $    (141) $  39,011  $  39,011
Corporate obligations ..................    11,645        313        (90)    11,868     11,868
Public utilities .......................     6,816        220        (20)     7,016      7,016
Mortgage-backed securities .............     4,145          -        (60)     4,085      4,085
                                         ---------- ---------- ---------- ---------- ----------
                                         $  61,171  $   1,120  $    (311) $  61,980  $  61,980
                                         ========== ========== ========== ========== ==========

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock ........................ $       -  $      92  $       -  $      92  $      92
                                         ========== ========== ========== ========== ==========


     The fair value of Chandler USA's investments with gross unrealized losses at December 31, 2003 is presented below:

                                                                 FAIR       UNREALIZED
                                                                 VALUE        LOSSES
                                                               -----------  ----------
                                                                    (In thousands)
U.S. Treasury securities and obligations of U.S. Government
  corporations and agencies .................................. $    7,513   $    (141)
Corporate obligations ........................................      2,996         (90)
Public utilities .............................................      1,653         (20)
Mortgage-backed securities ...................................      4,085         (60)
                                                               -----------  ----------
                                                               $   16,247   $    (311)
                                                               ===========  ==========


     At December 31, 2003, none of Chandler USA's investments had been in a continuous unrealized loss position for 12 months or more. Chandler USA regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Based on an evaluation of the issuers, including, but not limited to, Chandler USA's intentions to sell or ability to hold the investments; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, Chandler USA has concluded that the declines in the fair values of Chandler USA's investments at December 31, 2003 are temporary.

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at December 31, 2003 are shown below:

                                                 AVAILABLE FOR SALE
                                               ------------------------
                                                AMORTIZED
                                                   COST      FAIR VALUE
                                               ------------  ----------
                                                    (In thousands)
Due in one year or less ...................... $     4,561   $   4,634
Due after one year through five years ........      33,154      33,957
Due after five years through ten years .......      19,311      19,304
Due after ten years ..........................           -           -
                                               ------------  ----------
                                                    57,026      57,895

Mortgage-backed securities ...................       4,145       4,085
                                               ------------  ----------
                                               $    61,171   $  61,980
                                               ============  ==========

     Realized gains and losses from sales of investments are shown below:

                                       GROSS REALIZED GAINS  GROSS REALIZED LOSSES
                                       --------------------  ---------------------
                                                     (In thousands)
                     FIXED MATURITIES:
                     2001 ............ $             2,654   $                  -
                     2002 ............                 904                    110
                     2003 ............                 631                      -

                     EQUITY SECURITIES:
                     2003 ............               1,720                      -


     NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. Chandler USA has deposited cash into a trust account as security related to certain indemnification provisions related to its sale of L&W. As of December 31, 2002 and 2003, the carrying value of these deposits totaled approximately $8.0 million and $8.3 million, respectively.

NOTE 3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     NAICO provides a reserve for estimated losses (reported and unreported) and loss adjustment expenses based on historical experience and payment reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and such estimates are periodically reviewed by independent professional actuaries. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that define and expand insurance coverage subsequent to the time that the insurance policy was priced and sold. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from NAICO's net liability for unpaid losses and loss adjustment expenses were approximately $5.6 million and $5.7 million at December 31, 2002 and 2003, respectively. Although such estimates are management's best estimates of the expected values, the ultimate liability for unpaid claims may vary from these values. NAICO does not discount the liability for unpaid losses and loss adjustment expenses.

     The following table sets forth a reconciliation of the beginning and ending unpaid losses and loss adjustment expenses which are net of reinsurance deductions.

                                                                  YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                                2001       2002       2003
                                                             ---------- ---------- ----------
                                                                      (In thousands)
Net balance at beginning of year ........................... $  46,707  $  32,812  $  33,191
                                                             ---------- ---------- ----------
Net losses and loss adjustment expenses incurred related to:
   Current year ............................................    39,881     34,928     26,108
   Prior years .............................................    12,669     15,784     11,092
                                                             ---------- ---------- ----------
      Total ................................................    52,550     50,712     37,200
                                                             ---------- ---------- ----------
Net paid losses and loss adjustment expenses related to:
   Current year ............................................   (22,646)   (13,283)   (10,626)
   Prior years .............................................   (43,799)   (37,050)   (30,422)
                                                             ---------- ---------- ----------
      Total ................................................   (66,445)   (50,333)   (41,048)
                                                             ---------- ---------- ----------
Net balance at end of year ................................. $  32,812  $  33,191  $  29,343
                                                             ========== ========== ==========


     During 2001, NAICO experienced incurred losses related to prior accident years totaling $12.7 million due primarily to increased loss severity in the standard property and casualty and political subdivisions programs. A substantial part of this loss development was for workers compensation losses in the 1999 accident year. NAICO's net retention for workers compensation losses increased substantially in 1999 due to the rescission of certain reinsurance treaties covering this line of business. Also contributing to the adverse loss development were provisions for potentially uncollectible reinsurance and deductibles of approximately $1.2 million during 2001, an increase in losses in the surety bond program and approximately $878,000 in losses for the runoff of a discontinued group accident and health program.

     During 2002, NAICO experienced incurred losses related to prior accident years totaling $15.8 million primarily in the standard property and casualty program including both liability lines and workers compensation. This adverse development is generally the result of ongoing analysis of recent loss development trends that reflect an increase in loss severity within the 1997-2000 accident years. The adverse loss development included approximately $2.0 million for provisions for potentially uncollectible reinsurance and deductibles.

     During 2003, NAICO experienced incurred losses related to prior accident years totaling $11.1 million primarily in the standard property and casualty program. This adverse development was due primarily to an increase in losses in the workers compensation and other liability lines of business in the 1998-2001 accident years. A reduction in losses for the 2002 accident year partially offset this adverse development. The adverse loss development included approximately $1.3 million for provisions for potentially uncollectible reinsurance and deductibles.

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

NOTE 4. DISCONTINUED OPERATIONS

     On December 20, 2002, Chandler USA completed the sale of its wholly owned subsidiary L&W to Brown & Brown, Inc. for $3,247,000 in cash and a $361,000 note receivable that was paid in December 2003. Chandler USA recorded an after-tax gain of $671,000 on the sale in 2002 based on the minimum purchase price for the transaction, after deducting Chandler USA's goodwill related to L&W of $2,350,000, equity in L&W of $224,000 and approximately $400,000 of expenses in connection with the sale. The gain on the sale may be increased over the next three years depending on certain adjustments to the purchase price as defined in the terms of the transaction, with a maximum purchase price of $6.0 million. The transaction was effective December 1, 2002.

     L&W continues to be a significant producer of business for NAICO. Retail business produced by L&W and placed with NAICO constituted approximately 9% of NAICO's direct premiums written and assumed in 2003. Chandler USA maintains certain wholesale operations related to NAICO's school districts and trucking insurance through its wholly owned subsidiary, Chandler Insurance Managers, Inc. ("CIMI"), an underwriting manager that was established in December 2002. L&W previously functioned as Chandler USA's agency segment and is presented as discontinued operations.

     Chandler USA agreed to indemnify Brown & Brown, Inc. for any breach of a representation, warranty or covenant made in connection with the sale for a period of three years, and has deposited cash in the amount of $500,000 into a trust account for the benefit of Brown & Brown, Inc. as security. Prior to completing the sale, L&W transferred its real estate to NAICO, and transferred substantially all of its remaining assets and liabilities, primarily premiums receivable and premiums payable, to Chandler USA through a shareholder dividend. Following the completion of the sale, L&W changed its name to Brown & Brown of Central Oklahoma, Inc.

NOTE 5. DEBENTURES

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures (the "Debentures") with a maturity date of July 16, 2014. The Debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The indenture governing the Debentures was amended during 2003 to clarify that purchases of Debentures by Chandler USA through private treaty or on the open market for an agreed price of less than the sum of the principal amount and accrued interest are not considered to be a redemption of the Debentures, and that any such Debentures purchased by Chandler USA will be cancelled. During 2003, Chandler USA purchased and cancelled $16.7 million principal amount of the Debentures, and at December 31, 2003, there were $7,254,000 principal amount of the Debentures outstanding. As of December 31, 2003, Chandler USA has capitalized $359,000 related to debt issuance costs for the Debentures. These costs are being amortized as interest expense over the term of the Debentures. When Debentures are purchased and cancelled by Chandler USA, debt issuance costs are reduced accordingly and reflected in the gain on retirement of debt which is included in other income in the statement of operations. Chandler USA's subsidiaries and affiliates are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. The indenture governing the Debentures contains certain restrictive covenants, including covenants that limit subsidiary debt, issuance or sale of subsidiary stock, incurring of liens, sale-leaseback transactions for a period of more than three years, mergers, consolidations and sales of assets. At December 31, 2003, Chandler USA was in compliance with all covenants.

NOTE 6. TRUST PREFERRED SECURITIES

     In May 2003, Chandler USA established Chandler Capital Trust I ("Trust I"). Trust I is a Delaware statutory business trust and is a wholly owned consolidated subsidiary of Chandler USA. On May 22, 2003, Trust I issued
$13.0 million of capital securities (the "Trust I Preferred Securities") to InCapS Funding I, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Distributions on the Trust I Preferred Securities are payable quarterly at a fixed annual rate of 9.75% beginning August 23, 2003. Trust I may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust I Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust I Preferred Securities are subject to a mandatory redemption on May 23, 2033, but they may be redeemed after five years at a premium of half the fixed rate coupon declining ratably to par in the 10th year. All payments by Trust I regarding the Trust I Preferred Securities are guaranteed by Chandler USA.

     Trust I used the proceeds from the sale of the Trust I Preferred Securities to purchase 9.75% junior subordinated debentures (the "Junior Debentures I") of Chandler USA in like amount, and will distribute any cash payments it receives thereon to the holders of its preferred and common securities. The Junior Debentures I are the sole assets of Trust I. Distributions on the Junior Debentures I are payable quarterly at a fixed annual rate of 9.75% beginning August 23, 2003. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures I, with such deferred payments accruing interest compounded quarterly. The Junior Debentures I are subject to a mandatory redemption on May 23, 2033, but they may be redeemed after five years at a premium of half the fixed rate coupon declining ratably to par in the 10th year.

     In December 2003, Chandler USA established Chandler Capital Trust II ("Trust II"). Trust II is a Delaware statutory business trust and is a wholly owned consolidated subsidiary of Chandler USA. On December 16, 2003, Trust II issued $7.0 million of capital securities ("Trust II Preferred Securities") to InCapS Funding II, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Distributions on the Trust II Preferred Securities are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009) beginning April 8, 2004. The interest rate for the initial quarterly period was determined to be 5.26813%. Trust II may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust II Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust II Preferred Securities are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium. All payments by Trust II regarding the Trust II Preferred Securities are guaranteed by Chandler USA.

     Trust II used the proceeds from the sale of the Trust II Preferred Securities to purchase floating rate junior subordinated debentures (the "Junior Debentures II") of Chandler USA in like amount, and will distribute any cash payments it receives thereon to the holders of its preferred and common securities. The Junior Debentures II are the sole assets of Trust II. Distributions on the Junior Debentures II are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009) beginning April 8, 2004. The interest rate for the initial quarterly period was determined to be 5.26813%. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures II, with such deferred payments accruing interest compounded quarterly. The Junior Debentures II are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium.

     The sale of the Trust I Preferred Securities and the Trust II Preferred Securities issued by Trust I and Trust II resulted in net proceeds of $19.3 million to Chandler USA, net of placement costs. Issuance costs in the amount of $711,000 have been capitalized and will be amortized over the stated maturity period of thirty years. Chandler USA used $13.3 million of the proceeds to purchase $16.7 million principal amount of its outstanding Debentures. The Debentures purchased by Chandler USA were cancelled. The purchase and cancellation of the Debentures resulted in a pre-tax gain of $3.1 million, net of an adjustment to unamortized issuance costs, which is included in other income in the consolidated statement of operations. Chandler USA also contributed $5.0 million of the proceeds to NAICO to be used for general corporate purposes. The Junior Debentures I and Junior Debentures II and related interest expense are eliminated in Chandler USA's consolidated financial statements.

NOTE 7. SHAREHOLDER'S EQUITY

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

STATUTORY FINANCIAL INFORMATION AND MINIMUM CAPITAL REQUIREMENTS

     NAICO is required to file financial statements with state regulatory authorities prepared on a statutory basis which differs from GAAP. Statutory net income (loss) and statutory capital and surplus of NAICO are as follows:

                                                   2001      2002      2003
                                                 --------  --------  --------
                                                        (In thousands)
            Statutory net income (loss) ........ $ 3,472   $  (405)  $ 1,447
            Statutory capital and surplus ...... $49,060   $44,073   $50,154


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

     The NAIC has adopted risk-based capital ("RBC") standards for domestic property and casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 2002 and 2003.

     At periodic intervals, various insurance regulatory authorities routinely examine the required statutory financial statements of NAICO as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

     The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Oklahoma Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year, or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria the maximum shareholder dividend NAICO may pay in 2004 without the approval of the Oklahoma Department of Insurance is approximately $5.0 million. NAICO paid cash shareholder dividends totaling $7.0 million and $3.5 million to Chandler USA in 2001 and 2002, respectively. The Oklahoma Department of Insurance approved the payment of the extraordinary dividend by NAICO to Chandler USA in 2001.

     The future payment of shareholder dividends also depends upon the earnings, financial position and cash requirements of Chandler USA, as well as regulatory limitations and such other factors as the board of directors may deem relevant.

     NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $12.5 million as of December 31, 2003). NAICO paid approximately $183,000, $120,000 and $146,000 in policyholder dividends during 2001, 2002 and 2003, respectively.

NOTE 8. INCOME TAXES

     Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differ from those expected using U.S. Federal enacted income tax rates as noted by the following:

                                                         2001       2002       2003
                                                      ---------- ---------- ----------
CONTINUING OPERATIONS:                                          (In thousands)
Computed income tax provision (benefit) at 34% ...... $    (158) $  (1,607) $     736
Increase (decrease) in income taxes resulting from:
   Amortization of licenses and other intangibles ...        51          -          -
   Interest income on tax exempt securities .........       (56)         -          -
   Utilization of capital loss ......................         -       (270)      (800)
   Nondeductible expenses ...........................       179        197        256
                                                      ---------- ---------- ----------
Federal income tax provision (benefit) .............. $      16  $  (1,680) $     192
                                                      ========== ========== ==========
DISCONTINUED OPERATIONS:
Computed income tax provision (benefit) at 34% ...... $    (211) $     149  $       -
Increase in income taxes resulting from:
   Amortization of goodwill .........................       208          -          -
   Other, net .......................................         5          6          -
                                                      ---------- ---------- ----------
Federal income tax provision ........................ $       2  $     155  $       -
                                                      ========== ========== ==========


     The sale of L&W resulted in a capital loss for tax purposes as Chandler USA's tax basis in L&W exceeded the consideration received from the sale. Accordingly, the gain on the sale of $671,000 that was recorded in the consolidated statement of operations in 2002 was not reduced for income taxes.

     U.S. Federal income tax provision (benefit) from continuing operations consists of:


                                                    CURRENT          DEFERRED         TOTAL
                                                ---------------  ---------------  --------------
                                                                  (In thousands)
2001 .......................................... $     (1,006)    $       1,022    $          16
2002 ..........................................       (2,033)              353           (1,680)
2003 ..........................................         (904)            1,096              192


     Deferred income tax provision from continuing operations relating to temporary differences includes the following components:


                                                       2001            2002            2003
                                                 ---------------  --------------  --------------
                                                                   (In thousands)
Loss reserve discounts ......................... $          754   $         152   $         276
Unearned premiums ..............................            256              (6)            249
Deferred policy acquisition costs ..............           (151)            276             (65)
Reserve for uncollectible premiums receivable ..            161             (58)             38
Depreciation and lease expense .................            (52)            126             627
Discount on fixed maturity investments .........              9              11            (218)
Other ..........................................             45            (148)            189
                                                 ---------------  --------------  --------------
                                                 $        1,022   $         353   $       1,096
                                                 ===============  ==============  ==============


     The tax effect of temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:


                                                                       2002            2003
                                                                  --------------  --------------
                                                                          (In thousands)
Deferred tax assets:
   Loss reserve discounts ....................................... $       2,050   $       1,774
   Unearned premiums ............................................         1,867           1,617
   Reserve for uncollectible premiums receivable ................            84              45
   Compensated absences .........................................           195             231
   Net operating loss carryforwards - federal ...................         1,887           1,673
   Net operating loss carryforwards - state .....................         2,987           3,037
   Net capital loss carryforward ................................         1,399             625
   Other ........................................................           125             110
   Valuation allowance ..........................................        (4,386)         (3,662)
                                                                  --------------  --------------
Total deferred tax assets .......................................         6,208           5,450
                                                                  --------------  --------------
Deferred tax liabilities:
   Depreciation and lease expense ...............................           842           1,470
   Amortization of discount on fixed maturity investments .......           222               5
   Unrealized gain on investments available for sale ............           891             306
   Deferred policy acquisition costs ............................           121              56
   Other ........................................................           132             124
                                                                  --------------  --------------
Total deferred tax liabilities ..................................         2,208           1,961
                                                                  --------------  --------------
Net deferred tax assets ......................................... $       4,000   $       3,489
                                                                  ==============  ==============


     At December 31, 2003, Chandler USA had a net operating loss carryforward available for U.S. Federal income taxes of $4.9 million which expires in 2023. In addition, Chandler USA, at December 31, 2003, had net operating loss carryforwards available for Oklahoma state income taxes totaling approximately $50.6 million which expire in the years 2004 through 2023. At December 31, 2003, Chandler USA had a capital loss carryforward for U.S. Federal income taxes of $1.8 million which expires in 2007. A valuation allowance has been provided for the tax effect of the state net operating loss and net capital loss carryforwards since realization of such amounts is not considered more likely than not.

NOTE 9. EMPLOYEE BENEFITS

     Chandler USA and its subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Internal Revenue Code. All full time employees who have completed one year of service and attained age 21 may elect to participate in the 401(k) plan. Participants may contribute up to 25% of compensation, subject to certain limitations. Chandler USA matches 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25%
of the remaining employee contributions up to a maximum employer contribution of $4,600 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions from continuing operations was $272,000, $282,000 and $286,000 for 2001, 2002 and 2003, respectively.

NOTE 10. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

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

     A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums and state insurance licenses) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of December 31, 2002 and 2003. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 2. At December 31, 2003, the fair value of Chandler USA's Debentures was estimated to be $5.9 million based on recent purchases of the Debentures by Chandler USA. Chandler USA's Debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The Debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time.
Chandler USA is obligated for $13.0 million principal amount of trust preferred securities that mature in 2033 with a fixed interest rate of 9.75%, and $7.0 million principal amount of trust preferred securities that mature in 2034 with a floating rate of 4.10% over LIBOR, currently 5.26813%. At December 31, 2003, the fair value of Chandler USA's trust preferred securities was estimated to be $20.0 million.

NOTE 11. LITIGATION

     Certain officers and directors of Chandler USA and Chandler Insurance were named as defendants in certain litigation involving CenTra, Inc. This litigation was concluded in 2002. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the standard of
conduct provided in the Articles of Association.   These expenses together with
certain other expenses may be recovered from Chandler Insurance's director and officer liability insurance policy (the "D&O Insurer"). As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance of $2,820,000 and $885,000 is included in other assets in Chandler Insurance's and Chandler USA's respective balance sheets. Chandler Insurance assumed this receivable from Chandler Barbados during December 2003 under the reorganization of these companies. Chandler Insurance and its subsidiaries contend they are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. The D&O Insurer contends that certain policy provisions exclude coverage for these claims. On August 22, 2001, Chandler Insurance and its subsidiaries, including Chandler USA, filed an action in the State District Court in Oklahoma City, Oklahoma ("Oklahoma State Court") alleging that the director and officer liability insurance policies should be rescinded and seeking repayment of more than $5 million in premiums they previously paid. Chandler Insurance and its subsidiaries are currently involved in litigation with the insurer for payment of the policy balance or rescission and repayment of premiums previously paid. The litigation is pending in the Oklahoma State Court. The case is still in the early pleading stages and Chandler USA cannot predict the date of resolution or the outcome of this case. Chandler Insurance and its subsidiaries may or may not recover the remaining policy limits or the previously paid premiums and could incur significant costs in resolving this matter.

     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. Transamerica owes NAICO approximately $1.6 million for reinsurance recoverables on paid losses and loss adjustment expenses as of December 31, 2003. NAICO is currently engaged in arbitration in order to enforce the terms of the reinsurance treaties.

     Chandler USA and its subsidiaries are not parties to any other material litigation other than as is routinely encountered in their respective business activities. While the outcome of these matters cannot be predicted with certainty, Chandler USA does not expect these matters to have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

     NAICO has structured separate reinsurance programs for property (including inland marine), workers compensation, casualty (including automobile liability, general and products liability, umbrella liability and related professional liability), automobile physical damage and construction surety bonds.
Chandler Insurance reinsures NAICO for a portion of the risk on NAICO's reinsurance programs.

     In addition, NAICO purchases catastrophe protection to limit its retention for single loss occurrences involving multiple policies and/or policyholders, such as floods, winds and severe storms. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1 or July 1 of each year. NAICO renewed all January 1, 2004 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on July 1, 2004.

     NAICO periodically reviews certain prospective single year reinsurance treaties, subject to commutation provisions therein, to determine if it is advantageous to assume the estimated loss exposure on expired insurance policies covered by such treaties in exchange for return premiums. Commutation of such reinsurance treaties will be determined in future periods based on timely review of all available data. NAICO reviews the historical results for reinsurance contracts with similar commutation provisions and accrues for such commutations where a commutation election is considered probable.

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998. At December 31, 2003, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses of approximately $3.1 million. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. At this time, NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected and has fully reserved the carrying value of such amounts as of December 31, 2003.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. During 2001, 2002 and 2003, NAICO incurred charges of $454,000, $1.7 million and $604,000, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

     The effect of reinsurance on premiums written and earned was as follows:

                                 2001                     2002                     2003
                       -----------------------  -----------------------  -----------------------
                         WRITTEN      EARNED      WRITTEN      EARNED      WRITTEN      EARNED
                       -----------  ----------  -----------  ----------  -----------  ----------
                                                    (In thousands)
Direct ............... $  158,741   $ 171,378   $  139,876   $ 146,307   $  118,247   $ 126,067
Assumed ..............        223         223          286         256          197         212
Ceded ................    (93,541)   (101,616)     (72,495)    (79,606)     (66,604)    (69,696)
                       -----------  ----------  -----------  ----------  -----------  ----------
Net premiums ......... $   65,423   $  69,985   $   67,667   $  66,957   $   51,840   $  56,583
                       ===========  ==========  ===========  ==========  ===========  ==========


     Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $99.9 million, $87.7 million and $83.9 million for 2001, 2002 and 2003, respectively.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     NAICO conducts its business through individual independent insurance agencies and underwriting managers. Certain of these underwriting managers have provided collateral to NAICO to secure a portion of the premiums receivable. Substantially all of the principal shareholders of the independent agencies and underwriting managers have provided personal guarantees for payment of premiums to NAICO. NAICO also requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums or other policy related obligations. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 2002 and 2003 were $24.0 million and $20.3 million, respectively. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 2003, NAICO maintained custody of such letters of credit securing these and other transactions totaling approximately $15.4 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 2001, 2002 or 2003.

     NAICO's bail bond underwriting manager was responsible for gross written premiums of $2.3 million, $2.3 million and $1.2 million during 2001, 2002 and 2003, respectively.

     Approximately $25.7 million, or 28% of NAICO's reinsurance recoverables and prepaid reinsurance premiums at December 31, 2003 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. Chandler USA believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2003.


                                                                             CEDED REINSURANCE
                                                                  NET           PREMIUMS FOR      A.M. BEST
                                                              REINSURANCE      THE YEAR ENDED      COMPANY
NAME OF REINSURER                                           RECOVERABLE (1)  DECEMBER 31, 2003     RATING
----------------------------------------------------------  ---------------  -------------------  ---------
                                                                    (Dollars in thousands)
Swiss Reinsurance America Corporation ....................  $       28,649   $              130      A+
Chandler Insurance .......................................          19,529               25,992      -(2)
Employers Reinsurance Corporation ........................          18,385               18,907      A
Red River Reinsurance, Ltd. ..............................           5,904                5,016      -(3)
GE Reinsurance Corporation ...............................           5,109                 (113)     A
                                                            ---------------  -------------------
     Top five reinsurers .................................  $       77,576   $           49,932
                                                            ===============  ===================
     All reinsurers ......................................  $       92,522   $           66,604
                                                            ===============  ===================
Percentage of total represented by top five reinsurers ...             84%                  75%

----------------------------------------------------------

(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2003.

(2)  Chandler Insurance owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO.  Although Chandler Insurance is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for
     NAICO's benefit.  At December 31, 2003, Chandler Insurance had cash and investments with a fair value of
     $19.7 million deposited in a trust account for the benefit of NAICO.  Chandler Insurance includes amounts assumed from Chandler Barbados that resulted from the transfer of its business to Chandler Insurance in
     December 2003.

(3)  Red River Reinsurance, Ltd. ("Red River") is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2003, Red River's reinsurance recoverables were collateralized by cash and investments with a fair value of $6.2 million deposited in a trust account for the benefit of NAICO and by premiums payable to Red River of approximately $730,000.



OTHER

     See Note 11 regarding contingencies relating to litigation matters.

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

     Chandler USA had an employment agreement with Brenda B. Watson, an executive officer of NAICO and L&W. Under this agreement, Ms. Watson's base compensation was established at not less than $125,000 per year. The agreement terminated on December 31, 2003. In addition to her base compensation, Ms. Watson is eligible to receive certain benefits and bonuses from Chandler USA and its subsidiaries.

     In addition, certain executives are eligible to receive bonuses based upon various factors.

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments was approximately $1,049,000 and $853,000 at December 31, 2002 and 2003,
respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables in the amount that it expects to recover of approximately $1,808,000 and $2,451,000 at December 31, 2002 and 2003,
respectively. NAICO may receive additional guaranty fund assessments in the future related to insolvent insurance companies. At this time, NAICO is unable to estimate the amount of such assessments.

     At December 31, 2003, Chandler USA's subsidiaries were committed under noncancellable operating leases for certain equipment and office space. Rental payments under these leases for continuing operations were $1,084,000, $1,086,000 and $919,000 in 2001, 2002 and 2003, respectively. Future minimum lease payments are as follows:

                                                     (In thousands)
                     2004 .......................... $         441
                     2005 ..........................           172
                     2006 ..........................            46
                     2007 ..........................            11
                     2008 ..........................            11
                                                     --------------
                                                     $         681
                                                     ==============

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment. Chandler USA agreed to lease the equipment for three years with monthly rental installments equal to the sum of (i) $22,167 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over Chase Manhattan Bank Prime, which was 4.0% at December 31, 2003. The sale and leaseback transaction resulted in a reduction of property and equipment of $1.9 million and a deferred gain of $2.0 million which is included in accrued taxes and other payables. During 2003, Chandler USA exercised its option to repurchase the equipment at the end of the lease for approximately $3.0 million. The deferred gain is being amortized into income over the final year of the lease, resulting in other income of $1.7 million in 2003.

     Chandler USA has guaranteed the obligations of Trust I and Trust II. It guarantees payment of distributions and the redemption price of the trust preferred securities until the securities are redeemed in full. The total redemption price of the trust preferred securities is $20.0 million.

NOTE 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Chandler USA leases and has made certain improvements to a rural property in which certain directors and officers of Chandler USA own interests. Under the lease, no cash rental is paid. Chandler USA drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of Chandler USA's subsidiaries. Chandler USA incurred approximately $263,000, $255,000 and $336,000 in expenses associated with this property during 2001, 2002 and 2003, respectively, including $25,000, $18,000 and $12,000 for reimbursement of certain expenses, such as utility and similar expenses, for the years 2001, 2002 and 2003, respectively.

     Chandler USA and Chandler Insurance are parties to an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2002 and 2003, Chandler USA had a receivable of $10.6 million and $9.6 million, respectively, under the Credit Agreement, and Chandler USA earned $371,000, $380,000 and $412,000 in interest income under the Credit Agreement during 2001, 2002 and 2003, respectively.

NOTE 14. SEGMENT INFORMATION

     Chandler USA has one reportable operating segment for property and casualty insurance. In December 2002, Chandler USA sold L&W, which had previously been reported as Chandler USA's agency segment. The agency segment and certain items related to L&W have been restated and reported as discontinued operations for all periods presented.

     The insurance products reported in the property and casualty segment are underwritten by NAICO and are marketed through independent insurance agencies. NAICO underwrites various lines of property and casualty insurance, including surety bonds and workers compensation insurance. NAICO's main areas of concentration include the construction, manufacturing, oil and gas, wholesale, service and retail industries along with political subdivisions. The property and casualty segment operates primarily in Oklahoma and Texas, and other surrounding states. Oklahoma accounted for approximately 49%, 53% and 51% of gross written premiums in 2001, 2002 and 2003, respectively, while Texas accounted for approximately 41%, 37% and 36% of gross written premiums during the same years. Management evaluates the property and casualty segment's performance on the basis of growth in gross written premiums and income before income taxes.

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


                                                          YEAR ENDED DECEMBER 31,
                                                     --------------------------------
INSURANCE PROGRAM                                       2001       2002       2003
---------------------------------------------------- ---------- ---------- ----------
                                                              (In thousands)
NET PREMIUMS EARNED
Standard property and casualty ..................... $  53,130  $  49,570  $  45,521
Political subdivisions .............................    12,534     13,829      8,093
Surety bonds .......................................     4,125      3,310      2,724
Other (1) ..........................................       196        248        245
                                                     ---------- ---------- ----------
                                                     $  69,985  $  66,957  $  56,583
                                                     ========== ========== ==========

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ..................... $  37,707  $  40,194  $  29,650
Political subdivisions .............................    11,420      7,726      5,722
Surety bonds .......................................     2,339      1,967        911
Other (1) ..........................................     1,084        825        917
                                                     ---------- ---------- ----------
                                                     $  52,550  $  50,712  $  37,200
                                                     ========== ========== ==========
--------------------------------------

(1)  This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools and assigned risks.


NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the unaudited quarterly operating results during 2002 and 2003 follows:

                                               First    Second     Third    Fourth     Total
                                              quarter   quarter   quarter   quarter     year
                                             --------- --------- --------- --------- ---------
2002
--------------------------------------------
Net premiums earned ........................ $ 16,225  $ 17,126  $ 16,972  $ 16,634  $ 66,957
Interest income, net .......................      695       798       665       762     2,920
Realized investment gains, net .............       16       388         -       390       794
Income (loss) before income taxes ..........     (136)    1,203       (71)   (5,722)   (4,726)
Income (loss) from continuing operations ...     (157)      761       (82)   (3,568)   (3,046)
Income (loss) from discontinued operations..       41       198        56       (11)      284
Gain on sale of subsidiary .................        -         -         -       671       671
Net income (loss) ..........................     (116)      959       (26)   (2,908)   (2,091)

2003
--------------------------------------------
Net premiums earned ........................ $ 14,537  $ 14,421  $ 14,145  $ 13,480  $ 56,583
Interest income, net .......................      596       662       625       677     2,560
Realized investment gains, net .............      151     1,787       413         -     2,351
Income (loss) before income taxes ..........     (311)    3,389       470    (1,382)    2,166
Income (loss) from continuing operations ...     (223)    2,791       398      (992)    1,974
Income (loss) from discontinued operations..        -         -         -         -         -
Net income (loss) ..........................     (223)    2,791       398      (992)    1,974


     During the second quarter of 2003, realized investment gains included a gain of $1.7 million from the sale of 19,371 shares of common stock of Insurance Services Office, Inc. ("ISO"). NAICO received these shares in 1997 as a result of ISO converting to a for-profit corporation. Chandler USA recorded other income of $2.2 million and $879,000 in the second quarter and fourth quarter of 2003, respectively, related to the purchase and cancellation of Debentures.

                            *   *   *   *   *   *   *

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of Chandler (U.S.A.), Inc.:

We have audited the accompanying consolidated balance sheets of Chandler (U.S.A.), Inc. and subsidiaries ("Chandler USA") as of December 31, 2002 and 2003, and the related consolidated statements of operations, comprehensive income, cash flows and shareholder's equity for each of the three years in the period ended December 31, 2003. Our audit also included the financial
statement schedules listed in the Index at Item 15.   These financial
statements and financial statement schedules are the responsibility of Chandler USA's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chandler USA at December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/ Tullius Taylor Sartain & Sartain LLP
TULLIUS TAYLOR SARTAIN & SARTAIN LLP
Tulsa, Oklahoma
February 26, 2004

                                                                    SCHEDULE I


                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                         SUMMARY OF INVESTMENTS - OTHER
                      THAN INVESTMENTS IN RELATED PARTIES
                             AS OF DECEMBER 31, 2003

                                 (In thousands)


                                                                              AMOUNT AT WHICH
                                                                               SHOWN IN THE
TYPE OF INVESTMENT                                      COST      FAIR VALUE   BALANCE SHEET
-------------------------------------------------   ------------ ------------ ---------------
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies .........   $    38,565  $    39,011  $       39,011
Corporate obligations ...........................        11,645       11,868          11,868
Public utilities ................................         6,816        7,016           7,016
Mortgage-backed securities ......................         4,145        4,085           4,085
                                                    ------------ ------------ ---------------
                                                         61,171       61,980          61,980

Equity securities available for sale:
Corporate stock .................................             -           92              92
                                                    ------------ ------------ ---------------
   Total investments ............................   $    61,171  $    62,072  $       62,072
                                                    ============ ============ ===============


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                       (In thousands except share amounts)

                                                                      DECEMBER 31,
                                                                  ---------------------
                                                                     2002       2003
                                                                  ---------- ----------
ASSETS

Cash ............................................................ $   2,355  $     495
Premiums receivable .............................................       979          9
Amounts due from subsidiaries ...................................     1,762      1,437
Property and equipment, net .....................................       825      1,057
Amounts due from related parties ................................    10,582      9,642
Other assets ....................................................     4,870      3,610
Investment in subsidiaries, net .................................    52,036     57,536
                                                                  ---------- ----------
Total assets .................................................... $  73,409  $  73,786
                                                                  ========== ==========
LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
   Accrued taxes and other payables ............................. $   4,081  $   2,073
   Premiums payable .............................................     2,328          -
   Debentures ...................................................    24,000     27,874
                                                                  ---------- ----------
Total liabilities ...............................................    30,409     29,947
                                                                  ---------- ----------
Shareholder's equity
   Common stock, $1.00 par value, 50,000 shares authorized;
      2,484 shares issued and outstanding .......................         2          2
   Paid-in surplus ..............................................    60,584     60,584
   Accumulated deficit ..........................................   (19,316)   (17,342)
   Accumulated other comprehensive income:
   Unrealized gain on investments held by subsidiary and available
      for sale, net of deferred income taxes ....................     1,730        595
                                                                  ---------- ----------
Total shareholder's equity ......................................    43,000     43,839
                                                                  ---------- ----------
Total liabilities and shareholder's equity ...................... $  73,409  $  73,786
                                                                  ========== ==========

SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                           YEAR ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                         2001       2002       2003
                                                                      ---------- ---------- ----------
Revenues
   Interest income, net ............................................. $       8  $       7  $      34
   Interest income, net from related parties ........................       371        380        436
   Other income .....................................................       618        765      5,600
                                                                      ---------- ---------- ----------
      Total revenues ................................................       997      1,152      6,070
                                                                      ---------- ---------- ----------
Operating costs and expenses
   General and administrative expenses ..............................     2,442      3,529      3,175
   Interest expense .................................................     2,213      2,213      2,447
                                                                      ---------- ---------- ----------
      Total operating costs and expenses ............................     4,655      5,742      5,622
                                                                      ---------- ---------- ----------
Income (loss) from continuing operations before income tax benefit ..    (3,658)    (4,590)       448
Federal income tax benefit ..........................................     1,143      1,729        509
                                                                      ---------- ---------- ----------
Net income (loss) from continuing operations before equity
   in net income (loss) of subsidiaries .............................    (2,515)    (2,861)       957
Equity in net income of subsidiaries ................................     2,025        133      1,017
                                                                      ---------- ---------- ----------
Net income (loss) from continuing operations ........................      (490)    (2,728)     1,974
Loss from discontinued operations ...................................      (613)       (34)         -
Gain on sale of subsidiary ..........................................         -        671          -
                                                                      ---------- ---------- ----------
Net income (loss) ................................................... $  (1,103) $  (2,091) $   1,974
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


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                       YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                     2001       2002       2003
                                                                  ---------- ---------- ----------
OPERATING ACTIVITIES
   Net income (loss) ............................................ $  (1,103) $  (2,091) $   1,974
   Add (deduct):
      Adjustments to reconcile net income (loss) to cash
         applied to operating activities:
      Net income of subsidiaries not distributed to parent ......    (2,025)      (133)    (1,017)
      Net (gains) losses on sale of property and equipment ......         2        (12)    (1,661)
      Gain on sale of subsidiary ................................         -       (671)         -
      Gain on retirement of debentures ..........................         -          -     (3,106)
      Amortization and depreciation .............................       834        222        221
      Net change in non-cash balances relating to
         operating activities:
         Premiums receivable ....................................         -      2,778        970
         Amounts due from subsidiaries ..........................       264        314        325
         Other assets ...........................................     1,121      1,428      1,020
         Accrued taxes and other payables .......................      (729)      (692)      (334)
         Premiums payable .......................................         -     (3,200)    (2,328)
                                                                  ---------- ---------- ----------
      Cash applied to operating activities ......................    (1,636)    (2,057)    (3,936)
                                                                  ---------- ---------- ----------
Investing activities
   Cost of property and equipment purchased .....................      (682)      (103)      (471)
   Proceeds from sale of property and equipment .................     3,915         57        100
   Proceeds from sale of subsidiary .............................         -      3,247          -
   Investment in subsidiary .....................................         -         (2)    (5,620)
                                                                  ---------- ---------- ----------
      Cash provided by (applied to) investing activities ........     3,233      3,199     (5,991)
                                                                  ---------- ---------- ----------
Financing activities
   Shareholder dividend from subsidiaries .......................     7,000      3,915          -
   Proceeds from issuance of debentures .........................         -          -     20,620
   Payment on retirement of debentures ..........................         -          -    (12,782)
   Debt issue costs .............................................         -          -       (711)
   Payments and loans from related parties ......................     4,032      3,249      2,426
   Payments and loans to related parties ........................   (12,629)    (5,951)    (1,486)
                                                                  ---------- ---------- ----------
      Cash provided by (applied to) financing activities ........    (1,597)     1,213      8,067
                                                                  ---------- ---------- ----------
Increase (decrease) in cash and cash equivalents ................         -      2,355     (1,860)
Cash and cash equivalents at beginning of year ..................         -          -      2,355
                                                                  ---------- ---------- ----------
Cash and cash equivalents at end of year ........................ $       -  $   2,355  $     495
                                                                  ========== ========== ==========


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE III

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                 (In thousands)

                                     FUTURE
                                     POLICY                                                      AMORTI-
                                    BENEFITS,           OTHER                                   ZATION OF                NET
                          DEFERRED   LOSSES,            POLICY                         CLAIMS,   DEFERRED             PREMIUMS
                           POLICY    CLAIMS           CLAIMS AND             NET     LOSSES AND   POLICY      OTHER    WRITTEN
                        ACQUISITION AND LOSS UNEARNED  BENEFITS   PREMIUM  INTEREST  SETTLEMENT ACQUISITION OPERATING    AND
                           COSTS    EXPENSES PREMIUMS   PAYABLE   REVENUE   INCOME    EXPENSES     COSTS    EXPENSES   ASSUMED
                        ----------- -------- -------- ---------- --------- --------- ---------- ----------- --------- --------
YEAR ENDED
DECEMBER 31, 2001
Property and casualty .. $    (456) $ 84,756 $ 61,562 $    4,600 $  69,985 $   4,003 $   52,550 $    10,869 $  13,789 $ 65,423
                         ========== ======== ======== ========== ========= ========= ========== =========== ========= ========

DECEMBER 31, 2002
Property and casualty .. $     355  $ 92,606 $ 55,160 $    4,244 $  66,957 $   2,920 $   50,712 $    10,239 $  14,707 $ 67,667
                         ========== ======== ======== ========== ========= ========= ========== =========== ========= ========

DECEMBER 31, 2003
Property and casualty .. $     165  $ 87,768 $ 47,325 $    4,807 $  56,583 $   2,560 $   37,200 $    11,278 $  15,927 $ 51,840
                         ========== ======== ======== ========== ========= ========= ========== =========== ========= ========


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE IV

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                                   REINSURANCE

                             (Dollars in thousands)

                                                                                  ASSUMED                    PERCENTAGE
                                                                    CEDED TO        FROM                     OF AMOUNT
                                                       GROSS         OTHER         OTHER          NET         ASSUMED
                                                       AMOUNT      COMPANIES     COMPANIES       AMOUNT        TO NET
                                                    ------------  ------------  ------------  ------------  ------------
Year ended December 31, 2001
  Property and casualty ........................... $   158,741   $   (93,541)  $       223   $    65,423       0.34 %
                                                    ============  ============  ============  ============  ============
Year ended December 31, 2002
  Property and casualty ........................... $   139,876   $   (72,495)  $       286   $    67,667       0.42 %
                                                    ============  ============  ============  ============  ============
Year ended December 31, 2003
  Property and casualty ........................... $   118,247   $   (66,604)  $       197   $    51,840       0.38 %
                                                    ============  ============  ============  ============  ============


SEE INDEPENDENT AUDITORS' REPORT.

                                                                     SCHEDULE V

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                 (In thousands)

                                                         BALANCE AT        PROVISION                           BALANCE
                                                          BEGINNING           FOR                               AT END
                                                          OF PERIOD      NON-COLLECTION      WRITE-OFFS        OF PERIOD
                                                      ----------------  ----------------  ----------------  ---------------
Allowance for non-collection of
  premiums receivable:

    2001 ............................................ $           308   $           305   $          (315)  $          298
                                                      ================  ================  ================  ===============
    2002 ............................................ $           298   $           444   $          (496)  $          246
                                                      ================  ================  ================  ===============
    2003 ............................................ $           246   $           272   $          (385)  $          133
                                                      ================  ================  ================  ===============
Allowance for non-collection of reinsurance
  recoverables on paid and unpaid losses:

    2001 ............................................ $           672   $           454   $           (30)  $        1,096
                                                      ================  ================  ================  ===============
    2002 ............................................ $         1,096   $         1,726   $           (55)  $        2,767
                                                      ================  ================  ================  ===============
    2003 ............................................ $         2,767   $           604   $           (57)  $        3,314
                                                      ================  ================  ================  ===============


SEE INDEPENDENT AUDITORS' REPORT.

                                                                    SCHEDULE VI


                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                            SUPPLEMENTAL INFORMATION

                 (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                                 (In thousands)


                                                                DISCOUNT      PAID LOSSES AND
                                                                DEDUCTED      LOSS ADJUSTMENT
                                                              FROM RESERVES      EXPENSES
                                                             ---------------  ---------------
Year ended December 31, 2001
  Property-casualty ........................................ $            -   $       66,445
                                                             ===============  ===============
Year ended December 31, 2002
  Property-casualty ........................................ $            -   $       50,333
                                                             ===============  ===============
Year ended December 31, 2003
  Property-casualty ........................................ $            -   $       41,048
                                                             ===============  ===============


SEE INDEPENDENT AUDITORS' REPORT.

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.
-----------

  10.11 Amended and restated Declaration of Trust of Chandler Capital Trust II dated as of December 16, 2003 among Chandler (U.S.A.), Inc., as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and W. Brent LaGere, Mark T. Paden and Mark C. Hart, as administrators.
  10.12 Indenture, dated as of December 16, 2003 among Chandler (U.S.A.), Inc., as issuer, and Wilmington Trust Company, as trustee.
  10.13 Guarantee Agreement, dated as of December 16, 2003 between Chandler (U.S.A.), Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee.
  10.14 Capital Securities Subscription Agreement dated as of December 4, 2003 among Chandler (U.S.A.), Inc. and Chandler Capital Trust II, together as offerors, and InCapS Funding I, Ltd., as purchaser.
  10.15 Placement Agreement dated December 4, 2003 among Chandler (U.S.A.), Inc. and Chandler Capital Trust II, together as offerors, and Sandler O'Neill & Partners, L.P., as placement agent.
  14.1   Code of Ethics.
  21.1   Subsidiaries of the registrant.
  31.1   Rule 13a-14(a)/15d-14(a) Certifications.
  32.1   Section 1350 Certifications.