Form 10-Q
period 2004-03-31
CHANDLER USA INC
filed 2004-05-12
CIK 1083750

================================================================================

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of common shares, $1.00 par value, of the registrant outstanding on April 30, 2004 was 2,484, which are owned by Chandler Insurance Company, Ltd.

=============================================================================

                                                                     PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
-------
Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 ......  1

Consolidated Statements of Operations for the three months
     ended March 31, 2004 and 2003 ..........................................  2

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2004 and 2003 ...................................  3

Consolidated Statements of Cash Flows for the three months
     ended March 31, 2004 and 2003 ..........................................  4

Notes to Interim Consolidated Financial Statements ..........................  5

ITEM 2.
-------
Management's Discussion and Analysis of Financial Condition and
     Results of Operations ..................................................  7

ITEM 4.
-------
Controls and Procedures ..................................................... 10

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings ............................................... 11

Item 2.     Changes in Securities and Use of Proceeds ....................... 11

Item 3.     Defaults Upon Senior Securities ................................. 11

Item 4.     Submission of Matters to a Vote of Security Holders ............. 11

Item 5.     Other Information ............................................... 11

Item 6.     Exhibits and Reports on Form 8-K ................................ 11

Signatures .................................................................. 12

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                        March 31,    December 31,
                                                                                          2004           2003
                                                                                       -----------   ------------
                                                                                       (Unaudited)
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $7,596 and $7,622 in 2004 and 2003, respectively) ..... $    7,733    $     7,677
    Unrestricted (amortized cost $59,423 and $53,549 in 2004 and 2003, respectively)..     60,567         54,303
  Equity securities available for sale, at fair value ................................         92             92
                                                                                       -----------   ------------
    Total investments ................................................................     68,392         62,072
Cash and cash equivalents ($601 restricted in 2004 and 2003, respectively) ...........      9,952          7,126
Premiums receivable, less allowance for non-collection
  of $84 and $133 at 2004 and 2003, respectively .....................................     19,133         20,304
Reinsurance recoverable on paid losses, less allowance for non-collection
  of $3,034 and $2,934 at 2004 and 2003, respectively ................................      4,574          9,036
Reinsurance recoverable on paid losses from related parties ..........................          -            271
Reinsurance recoverable on unpaid losses, less allowance for non-collection
  of $347 and $380 at 2004 and 2003, respectively ....................................     50,110         48,688
Reinsurance recoverable on unpaid losses from related parties ........................      9,565          9,737
Prepaid reinsurance premiums .........................................................     15,101         15,269
Prepaid reinsurance premiums to related parties ......................................     10,255          9,521
Deferred policy acquisition costs ....................................................        315            165
Property and equipment, net ..........................................................      9,682          9,879
Amounts due from related parties .....................................................      9,809          9,642
State insurance licenses, net ........................................................      3,745          3,745
Other assets .........................................................................     12,368         12,758
                                                                                       -----------   ------------
Total assets ......................................................................... $  223,001    $   218,213
                                                                                       ===========   ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ......................................... $   90,374    $    87,768
  Unearned premiums ..................................................................     49,779         47,325
  Policyholder deposits ..............................................................      4,483          4,807
  Accrued taxes and other payables ...................................................      5,412          5,617
  Premiums payable ...................................................................      1,342            983
  Premiums payable to related parties ................................................        442              -
  Senior debentures ..................................................................      6,979          7,254
  Junior subordinated debentures issued to affiliated trusts .........................     20,620         20,620
                                                                                       -----------   ------------
    Total liabilities ................................................................    179,431        174,374
                                                                                       -----------   ------------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ..............................................          2              2
  Paid-in surplus ....................................................................     60,584         60,584
  Accumulated deficit ................................................................    (17,922)       (17,342)
  Accumulated other comprehensive income:
    Unrealized gain on investments available for sale, net of deferred income taxes ..        906            595
                                                                                       -----------   ------------
      Total shareholder's equity .....................................................     43,570         43,839
                                                                                       -----------   ------------
Total liabilities and shareholder's equity ........................................... $  223,001    $   218,213
                                                                                       ===========   ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                     PAGE 2
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                                    Three months ended March 31,
                                                                  --------------------------------
                                                                       2004               2003
                                                                  -------------       ------------
Premiums and other revenues
  Direct premiums written and assumed ........................... $     31,661        $    33,108
  Reinsurance premiums ceded ....................................       (9,150)           (12,434)
  Reinsurance premiums ceded to related parties .................       (6,751)            (8,306)
                                                                  -------------       ------------
    Net premiums written and assumed ............................       15,760             12,368
  Decrease (increase) in unearned premiums ......................       (1,888)             2,169
                                                                  -------------       ------------

    Net premiums earned .........................................       13,872             14,537

Interest income, net ............................................        1,135                486
Interest income, net from related parties .......................          103                110
Realized investment gains, net ..................................          463                151
Other income ....................................................          479                209
                                                                  -------------       ------------

    Total premiums and other revenues ...........................       16,052             15,493
                                                                  -------------       ------------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $2,680 and $3,170 in
    2004 and 2003, respectively .................................       10,632              8,709
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,557 and $2,747 in
    2004 and 2003, respectively .................................        2,508              2,897
  General and administrative expenses ...........................        3,313              3,640
  Interest expense ..............................................          595                558
                                                                  -------------       ------------


    Total operating costs and expenses ..........................       17,048             15,804
                                                                  -------------       ------------

Loss before income taxes ........................................         (996)              (311)
Federal income tax benefit ......................................          416                 88
                                                                  -------------       ------------

  Net loss ...................................................... $       (580)       $      (223)
                                                                  =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                   Three months ended March 31,
                                                                  --------------------------------
                                                                       2004               2003
                                                                  -------------       ------------
Net loss ........................................................ $       (580)       $      (223)
                                                                  -------------       ------------
Other comprehensive income, before income tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period ..............          934              1,220
    Less: Reclassification adjustment for gains included in
      net loss ..................................................         (463)              (151)
                                                                  -------------       ------------
Other comprehensive income, before income tax ...................          471              1,069
Income tax benefit (provision) related to items of other
  comprehensive income ..........................................         (160)                 7
                                                                  -------------       ------------
Other comprehensive income, net of income tax ...................          311              1,076
                                                                  -------------       ------------
Comprehensive income (loss) ..................................... $       (269)       $       853
                                                                  =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                 Three months ended March 31,
                                                                               -------------------------------
                                                                                   2004               2003
                                                                               ------------       ------------
OPERATING ACTIVITIES
Net loss ..................................................................... $      (580)       $      (223)
  Add (deduct):
  Adjustments to reconcile net loss to cash provided by
    (applied to) operating activities:
    Realized investment gains, net ...........................................        (463)              (151)
    Gain on retirement of debentures .........................................         (36)                 -
    Net gains on sale of property and equipment ..............................        (369)              (136)
    Amortization and depreciation ............................................         354                367
    Provision for non-collection of premiums .................................         (50)                75
    Provision for non-collection of reinsurance recoverables .................         150                138
    Net change in non-cash balances relating to operating activities:
      Premiums receivable ....................................................       1,221                266
      Reinsurance recoverable on paid losses .................................       4,280                415
      Reinsurance recoverable on paid losses from related parties ............         271               (183)
      Reinsurance recoverable on unpaid losses ...............................      (1,390)             9,142
      Reinsurance recoverable on unpaid losses from related parties ..........         172                117
      Prepaid reinsurance premiums ...........................................         168               (168)
      Prepaid reinsurance premiums to related parties ........................        (734)            (1,871)
      Deferred policy acquisition costs ......................................        (150)               355
      Other assets ...........................................................         221              1,185
      Unpaid losses and loss adjustment expenses .............................       2,606            (10,939)
      Unearned premiums ......................................................       2,454               (129)
      Policyholder deposits ..................................................        (324)               168
      Accrued taxes and other payables .......................................         163               (450)
      Premiums payable .......................................................         359                (93)
      Premiums payable to related parties ....................................         442                  -
                                                                               ------------       ------------
    Cash provided by (applied to) operating activities .......................       8,765             (2,115)
                                                                               ------------       ------------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ................................................................     (17,929)            (5,243)
    Sales ....................................................................      12,176              8,480
    Maturities ...............................................................         248              1,604
  Cost of property and equipment purchased ...................................         (24)              (117)
  Proceeds from sale of property and equipment ...............................           1                 34
                                                                               ------------       ------------
    Cash provided by (applied to) investing activities .......................      (5,528)             4,758
                                                                               ------------       ------------
FINANCING ACTIVITIES
  Payments on retirement of debentures .......................................        (226)                 -
  Debt issue costs ...........................................................         (18)                 -
  Payments and loans from related parties ....................................         867                218
  Payments and loans to related parties ......................................      (1,034)              (172)
                                                                               ------------       ------------
    Cash provided by (applied to) financing activities .......................        (411)                46
                                                                               ------------       ------------
Increase in cash and cash equivalents during the period ......................       2,826              2,689
Cash and cash equivalents at beginning of period .............................       7,126              9,336
                                                                               ------------       ------------
Cash and cash equivalents at end of period ................................... $     9,952        $    12,025
                                                                               ============       ============

See accompanying Notes to Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)



NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year. Certain reclassifications of prior years have been made to conform to the 2004 presentation.

     The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries that meet consolidation requirements including National American Insurance Company ("NAICO").

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

NOTE 2.  LITIGATION

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

     Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. On March 15, 2004, an arbitration panel ordered Transamerica to pay the losses and loss adjustment expenses owed to NAICO in the amount of $1,607,704 plus interest at 6%, or approximately $577,000, plus $25,000 in costs. NAICO has received payment for these amounts.

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

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 2004            2003
                                             ------------    ------------
                                                    (In thousands)
INSURANCE PROGRAM
--------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ............. $    11,597     $    11,690
Political subdivisions .....................       1,686           2,349
Surety bonds ...............................         504             407
Other (1) ..................................          85              91
                                             ------------    ------------
                                             $    13,872     $    14,537
                                             ============    ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ............. $     7,499     $     6,751
Political subdivisions .....................       2,419           1,808
Surety bonds ...............................         400             (46)
Other (1) ..................................         314             196
                                             ------------    ------------
                                             $    10,632     $     8,709
                                             ============    ============

--------------------------------------------------------

(1) This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools and assigned risks.


NOTE 4.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 4.0% at March 31, 2004. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.9 million.

NOTE 5.  NEW ACCOUNTING STANDARD

     In December 2003, the Financial Accounting Standards Board issued Revised Interpretation No. 46 ("FIN 46R"), CONSOLIDATION OF VARIABLE INTEREST
ENTITIES. FIN 46R provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46R is used to determine whether consolidation is required or, alternatively, whether the variable-interest model under FIN 46R should be used to account for existing and new entities. Chandler USA adopted FIN 46R effective January 1, 2004. The result of adoption was the deconsolidation of the two capital trusts that were created during 2003 in connection with the issuance of trust preferred securities. Chandler USA now reports the $20.6 million of junior subordinated debentures that were issued to the capital trusts on its consolidated balance sheet, and the December 31, 2003 balances were restated accordingly. The adoption of FIN 46R had no effect on net earnings.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three month periods ended March 31, 2004 and 2003:

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED MARCH 31,           2004           2003           2004           2003
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard property and casualty ... $    22,676    $    24,091    $    11,597    $    11,690
   Political subdivisions ...........       5,760          8,179          1,686          2,349
   Surety bonds .....................         686            875            504            407
   Other ............................          85             92             85             91
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    29,207    $    33,237    $    13,872    $    14,537
                                      ============   ============   ============   ============

     Gross premiums earned decreased $4.0 million or 12% in the first quarter of 2004 compared to the first quarter of 2003. Gross premiums earned in Oklahoma and Texas decreased $2.1 million and $1.5 million, respectively, from the first quarter of 2003. These decreases were primarily the result of NAICO's continued efforts to improve underwriting profitability. Net premiums earned decreased $665,000 or 5% in the first quarter of 2004 compared to the first quarter of 2003.

     Gross premiums earned in the standard property and casualty program decreased $1.4 million or 6% in the first quarter of 2004 compared to the first quarter of 2003. Approximately $1.3 million of the total decrease was in the workers compensation line of business. Gross premiums earned in Oklahoma increased by $244,000 in the first quarter of 2004 compared to the first quarter of 2003 while gross premiums earned in Texas decreased by $1.4
million.   Net premiums earned decreased $93,000 or 1% in the first quarter of
2004 versus the first quarter of 2003.

     Gross premiums earned in the political subdivisions program decreased
$2.4 million or 30% in the first quarter of 2004 compared to the first quarter of 2003. The decrease was primarily in the school districts portion of the program in Oklahoma. Net premiums earned in the political subdivisions program decreased $663,000 or 28% in the first quarter of 2004 versus the first quarter of 2003.

      Gross premiums earned in the surety bond program decreased $189,000 or 22% in the first quarter of 2004 compared to the first quarter of 2003. The decrease was primarily due to stricter underwriting policies as NAICO continues to focus on improving underwriting profitability in this program. Net premiums earned in the surety bond program increased $97,000 or 24% in the first quarter of 2004 versus the first quarter of 2003. Even though gross premiums earned decreased from the prior quarter, net premiums earned increased due to NAICO's election to not renew its surety bond excess of loss reinsurance program effective April 1, 2003.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At March 31, 2004, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Government and high-quality corporate bonds, with approximately 13% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net interest income, excluding interest income from related parties, increased $649,000 or 134% in the first quarter of 2004 versus the first quarter of 2003 due primarily to an arbitration award in favor of NAICO that included approximately $577,000 in interest. Excluding the arbitration award, net interest income increased $72,000 or 15% in the first quarter of 2004.
Cash and invested assets were $78.3 million at March 31, 2004 compared to $67.2 million at March 31, 2003. Net interest income from related parties was $103,000 in the first quarter of 2004 compared to $110,000 in the first quarter of 2003.

     Net realized investment gains were $463,000 for the first quarter of 2004 compared to $151,000 during the first quarter of 2003.

OTHER INCOME

     Chandler USA's other income included $368,000 and $142,000 during the first quarter of 2004 and 2003, respectively, for the amortization of a deferred gain related to a sale and leaseback transaction.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 76.6% for the first quarter of 2004 versus 59.9% in the first quarter of 2003. The increase in the 2004 loss ratio was due to an increase in losses related to prior accident years. The increase was primarily in the workers compensation portion of the standard property and casualty program, and in the municipalities portion of the political subdivisions program. Weather-related losses from wind and hail totaled $142,000 in the first quarter of 2004 and increased the loss ratio by 1.0 percentage point. Weather-related losses totaled $89,000 in the first quarter of 2003, and increased the 2003 loss ratio by 0.6 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three month periods ended March 31, 2004 and 2003:


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      2004            2003
                                                  ------------    ------------
                                                         (In thousands)
      Commissions expense ....................... $     4,300     $     4,954
      Other premium related assessments .........         296             350
      Premium taxes .............................         734             761
      Excise taxes ..............................          68              83
      Dividends to policyholders ................           -               5
      Other expense .............................          64             145
                                                  ------------    ------------
      Total direct expenses .....................       5,462           6,298

      Indirect underwriting expenses ............       1,878           2,040
      Commissions received from reinsurers ......      (4,682)         (5,860)
      Adjustment for deferred acquisition costs..        (150)            419
                                                  ------------    ------------
      Net policy acquisition costs .............. $     2,508     $     2,897
                                                  ============    ============


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 23.2% for the first quarter of 2004 versus 25.2% for the first quarter of 2003. Commission expense as a percentage of gross written and assumed premiums was 13.6% for the first quarter of 2004 versus 15.0% for the 2003 quarter.

     Indirect underwriting expenses were 5.9% and 6.2% of total direct written and assumed premiums in the three month periods ended March 31, 2004 and 2003,
respectively.   Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 11.3% and 11.0% of gross premiums earned in the first quarter of 2004 and 2003, respectively. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense was $595,000 in the first quarter of 2004 compared to $558,000 in the year-ago quarter. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures.

                                                                     PAGE 10
LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 2004, Chandler USA provided $8.8 million in cash from operations which included $4.6 million from reinsurance recoverable on paid losses. In the first quarter of 2003, Chandler USA used $2.1 million in cash from operations.

     At March 31, 2004, Chandler Insurance owed approximately $9.8 million to Chandler USA versus $9.6 million at December 31, 2003 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 4.0% at March 31, 2004. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately
$1.9 million.

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

         31.1 Rule 13a-14(a)/15d-14(a) Certifications.
         32.1 Section 1350 Certifications.

         REPORTS ON FORM 8-K
         -------------------
         None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 11, 2004                     CHANDLER (U.S.A.), INC.


                                        By: /s/ W. Brent LaGere
                                            --------------------------------
                                            W. Brent LaGere
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                        By: /s/ Mark C. Hart
                                            --------------------------------
                                            Mark C. Hart
                                            Vice President - Finance, Chief
                                            Financial Officer and Treasurer
                                            (Principal Accounting Officer)

                                                                  EXHIBIT 31.1

                                 Certifications

I, W. Brent LaGere, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chandler (U.S.A.), Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 11, 2004
                                             /s/ W. Brent LaGere
                                             ---------------------------------
                                             W. Brent LaGere
                                             Chairman of the Board and
                                             Chief Executive Officer

                                                                  EXHIBIT 31.1
                                                                   (continued)

                                 Certifications

I, Mark C. Hart, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chandler (U.S.A.), Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: May 11, 2004
                                             /s/ Mark C. Hart
                                             ---------------------------------
                                             Mark C. Hart
                                             Vice President - Finance,
                                             Chief Financial Officer
                                             and Treasurer

                                                                  EXHIBIT 32.1


                           SECTION 1350 CERTIFICATIONS


In connection with the Quarterly Report of Chandler (U.S.A.), Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), W. Brent LaGere, as Chief Executive Officer of the Company, and Mark C. Hart, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, to the best of his knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                   /s/ W. Brent LaGere
                                                   -----------------------------
                                                   W. Brent LaGere
                                                   Chief Executive Officer
                                                   May 11, 2004


                                                   /s/ Mark C. Hart
                                                   -----------------------------
                                                   Mark C. Hart
                                                   Chief Financial Officer
                                                   May 11, 2004

A signed original of this written statement required by Section 906 has been provided to Chandler (U.S.A.), Inc. and will be retained by Chandler (U.S.A.), Inc. and furnished to the Securities and Exchange Commission or its staff upon request.