Form 10-Q
period 2004-06-30
CHANDLER USA INC
filed 2004-08-10
CIK 1083750

===============================================================================

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The number of common shares, $1.00 par value, of the registrant outstanding on July 31, 2004 was 2,484, which are owned by Chandler Insurance Company, Ltd.

=============================================================================

                                                                     PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
-------
Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 .......  1

Consolidated Statements of Operations for the three months
     ended June 30, 2004 and 2003  ..........................................  2

Consolidated Statements of Operations for the six months
     ended June 30, 2004 and 2003  ..........................................  3

Consolidated Statements of Comprehensive Income for the three months ended June 30, 2004 and 2003  ...................................  4

Consolidated Statements of Comprehensive Income for the six
     months ended June 30, 2004 and 2003  ...................................  5

Consolidated Statements of Cash Flows for the six months
     ended June 30, 2004 and 2003  ..........................................  6

Notes to Interim Consolidated Financial Statements  .........................  7

ITEM 2.
-------
Management's Discussion and Analysis of Financial Condition and
     Results of Operations  .................................................  9

ITEM 4.
-------
Controls and Procedures ..................................................... 13

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings  .............................................. 14

Item 2.     Changes in Securities and Use of Proceeds ....................... 14

Item 3.     Defaults Upon Senior Securities  ................................ 14

Item 4.     Submission of Matters to a Vote of Security Holders  ............ 14

Item 5.     Other Information  .............................................. 14

Item 6.     Exhibits and Reports on Form 8-K  ............................... 14

Signatures  ................................................................. 15

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                        June 30,    December 31,
                                                                                          2004           2003
                                                                                       -----------   ------------
                                                                                       (Unaudited)
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $7,454 and $7,622 in 2004 and 2003, respectively) ..... $    7,197    $     7,677
    Unrestricted (amortized cost $70,426 and $53,549 in 2004 and 2003, respectively)..     68,959         54,303
  Equity securities available for sale, at fair value  ...............................         92             92
                                                                                       -----------   ------------
    Total investments ................................................................     76,248         62,072

Cash and cash equivalents ($101 and $601 restricted in 2004 and 2003, respectively)...      4,546          7,126
Premiums receivable, less allowance for non-collection
  of $106 and $133 at 2004 and 2003, respectively ....................................     18,994         20,304
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $3,129 and $2,934 at 2004 and 2003, respectively .................      3,655          9,036
Reinsurance recoverable on paid losses from related parties ..........................          -            271
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $259 and $380 at 2004 and 2003, respectively .....................     46,471         48,688
Reinsurance recoverable on unpaid losses from related parties ........................     12,580          9,737
Prepaid reinsurance premiums .........................................................      9,513         15,269
Prepaid reinsurance premiums to related parties ......................................     11,475          9,521
Deferred policy acquisition costs  ...................................................      1,093            165
Property and equipment, net  .........................................................      9,493          9,879
Amounts due from related parties  ....................................................     11,928          9,642
State insurance licenses, net  .......................................................      3,745          3,745
Other assets .........................................................................     15,101         12,758
                                                                                       -----------   ------------
Total assets  ........................................................................ $  224,842    $   218,213
                                                                                       ===========   ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses  ........................................ $   98,495    $    87,768
  Unearned premiums  .................................................................     48,952         47,325
  Policyholder deposits  .............................................................      4,241          4,807
  Accrued taxes and other payables  ..................................................      6,046          5,617
  Premiums payable ...................................................................        773            983
  Premiums payable to related parties ................................................        446              -
  Senior debentures ..................................................................      6,979          7,254
  Junior subordinated debentures issued to affiliated trusts  ........................     20,620         20,620
                                                                                       -----------   ------------
    Total liabilities  ...............................................................    186,552        174,374
                                                                                       -----------   ------------

Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ..............................................          2              2
  Paid-in surplus  ...................................................................     60,584         60,584
  Accumulated deficit ................................................................    (21,219)       (17,342)
  Accumulated other comprehensive income (loss):
  Unrealized gain (loss) on investments available for sale, net
    of deferred income taxes .........................................................     (1,077)           595
                                                                                       -----------   ------------
    Total shareholder's equity .......................................................     38,290         43,839
                                                                                       -----------   ------------
Total liabilities and shareholder's equity ........................................... $  224,842    $   218,213
                                                                                       ===========   ============


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                     PAGE 2
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                                     Three months ended June 30,
                                                                  --------------------------------
                                                                       2004               2003
                                                                  -------------       ------------
Premiums and other revenues
  Direct premiums written and assumed  .......................... $     28,326        $    27,352
  Reinsurance premiums ceded  ...................................           78             (8,183)
  Reinsurance premiums ceded to related parties .................       (8,131)            (5,612)
                                                                  -------------       ------------

    Net premiums written and assumed ............................       20,273             13,557
  Decrease (increase) in unearned premiums ......................       (3,541)               864
                                                                  -------------       ------------

    Net premiums earned .........................................       16,732             14,421

Interest income, net  ...........................................          641                551
Interest income, net from related parties .......................          108                111
Realized investment gains, net  .................................            -              1,787
Other income ....................................................           67              2,823
                                                                  -------------       ------------

    Total premiums and other revenues ...........................       17,548             19,693
                                                                  -------------       ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $5,290 and $3,220 in
    2004 and 2003, respectively  ................................       15,561              9,125
  Policy acquisition costs, net of ceding commissions
    received from related parties of $3,083 and $1,845 in
    2004 and 2003, respectively  ................................        3,266              3,222
  General and administrative expenses  ..........................        3,049              3,357
  Interest expense ..............................................          593                600
                                                                  -------------       ------------

    Total operating costs and expenses ..........................       22,469             16,304
                                                                  -------------       ------------

Income (loss) before income taxes  ..............................       (4,921)             3,389
Federal income tax benefit (provision) ..........................        1,624               (598)
                                                                  -------------       ------------

  Net income (loss) ............................................. $     (3,297)       $     2,791
                                                                  =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                              (Amounts in thousands)

                                                                      Six months ended June 30,
                                                                  --------------------------------
                                                                       2004              2003
                                                                  -------------      ------------
Premiums and other revenues
  Direct premiums written and assumed  .......................... $     59,987       $    60,460
  Reinsurance premiums ceded  ...................................       (9,072)          (20,617)
  Reinsurance premiums ceded to related parties .................      (14,882)          (13,918)
                                                                  -------------      ------------

    Net premiums written and assumed ............................       36,033            25,925
  Decrease (increase) in unearned premiums ......................       (5,429)            3,033
                                                                  -------------      ------------

    Net premiums earned .........................................       30,604            28,958

Interest income, net  ...........................................        1,776             1,037
Interest income, net from related parties .......................          211               221
Realized investment gains, net ..................................          463             1,938
Other income ....................................................          546             3,032
                                                                  -------------      ------------

    Total premiums and other revenues ...........................       33,600            35,186
                                                                  -------------      ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $7,970 and $6,390 in
    2004 and 2003, respectively  ................................       26,193            17,834
  Policy acquisition costs, net of ceding commissions
    received from related parties of $5,640 and $4,593 in
    2004 and 2003, respectively  ................................        5,774             6,119
  General and administrative expenses  ..........................        6,362             6,997
  Interest expense ..............................................        1,188             1,158
                                                                  -------------      ------------

    Total operating costs and expenses ..........................       39,517            32,108
                                                                  -------------      ------------

Income (loss) before income taxes  ..............................       (5,917)            3,078
Federal income tax benefit (provision) ..........................        2,040              (510)
                                                                  -------------      ------------

  Net income (loss) ............................................. $     (3,877)      $     2,568
                                                                  =============      ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                     Three months ended June 30,
                                                                  --------------------------------
                                                                       2004               2003
                                                                  -------------       ------------
Net income (loss)  .............................................. $     (3,297)       $     2,791
                                                                  -------------       ------------

Other comprehensive loss, before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period .....       (3,004)               483
    Less:  Reclassification adjustment for gains included
      in net income (loss) ......................................            -             (1,787)
                                                                  -------------       ------------

Other comprehensive loss, before income tax .....................       (3,004)            (1,304)

Income tax benefit related to items of other
  comprehensive loss  ...........................................        1,021                 73
                                                                  -------------       ------------

Other comprehensive loss, net of income tax .....................       (1,983)            (1,231)
                                                                  -------------       ------------

Comprehensive income (loss) ..................................... $     (5,280)       $     1,560
                                                                  =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                      Six months ended June 30,
                                                                  --------------------------------
                                                                       2004               2003
                                                                  -------------       ------------
Net income (loss)  .............................................. $     (3,877)       $     2,568
                                                                  -------------       ------------
Other comprehensive loss, before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period .....       (2,070)             1,703
    Less:  Reclassification adjustment for gains included
      in net income (loss) ......................................         (463)            (1,938)
                                                                  -------------       ------------
Other comprehensive loss, before income tax .....................       (2,533)              (235)

Income tax benefit related to items of other
  comprehensive loss  ...........................................          861                 80
                                                                  -------------       ------------
Other comprehensive loss, net of income tax .....................       (1,672)              (155)
                                                                  -------------       ------------
Comprehensive income (loss) ..................................... $     (5,549)       $     2,413
                                                                  =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              (Amounts in thousands)

                                                                          Six months ended June 30,
                                                                      --------------------------------
                                                                           2004              2003
                                                                      -------------      ------------
OPERATING ACTIVITIES
Net income (loss)  .................................................. $     (3,877)      $     2,568
  Add (deduct):
  Adjustments to reconcile net income (loss) to cash provided by
    (applied to) operating activities:
    Realized investment gains, net ..................................         (463)           (1,938)
    Gain on retirement of debentures ................................          (36)           (2,227)
    Net gains on sale of property and equipment .....................         (371)             (642)
    Amortization and depreciation expense ...........................          750               737
    Provision for non-collection of premiums ........................          (32)              150
    Provision for non-collection of reinsurance recoverables ........          324               183
    Net change in non-cash balances relating to operating activities:
      Premiums receivable ...........................................        1,342               281
      Reinsurance recoverable on paid losses ........................        4,936              (377)
      Reinsurance recoverable on paid losses from related parties ...          271              (135)
      Reinsurance recoverable on unpaid losses ......................        2,337             4,352
      Reinsurance recoverable on unpaid losses from related parties..       (2,843)              484
      Prepaid reinsurance premiums ..................................        5,756             2,968
      Prepaid reinsurance premiums to related parties ...............       (1,954)           (1,137)
      Deferred policy acquisition costs .............................         (928)             (454)
      Other assets ..................................................       (1,506)            2,215
      Unpaid losses and loss adjustment expenses ....................       10,727            (8,499)
      Unearned premiums .............................................        1,627            (4,864)
      Policyholder deposits .........................................         (566)              138
      Accrued taxes and other payables ..............................          797               673
      Premiums payable ..............................................         (210)             (877)
      Premiums payable to related parties ...........................          446                 -
                                                                      -------------      ------------
    Cash provided by (applied to) operating activities ..............       16,527            (6,401)
                                                                      -------------      ------------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases .......................................................      (30,756)          (12,261)
    Sales ...........................................................       12,176            10,676
    Maturities ......................................................        2,056             1,866
  Equity securities available for sale:
    Sales ...........................................................            -             1,720
  Cost of property and equipment purchased ..........................          (95)             (369)
  Proceeds from sale of property and equipment ......................           41                74
                                                                      -------------      ------------
    Cash provided by (applied to) investing activities ..............      (16,578)            1,706
                                                                      -------------      ------------
FINANCING ACTIVITIES
  Proceeds from issuance of trust preferred securities ..............            -            13,000
  Payment on retirement of debentures ...............................         (225)           (7,250)
  Debt issue costs ..................................................          (18)             (456)
  Payments and loans from related parties ...........................        1,812               397
  Payments and loans to related parties .............................       (4,098)             (379)
                                                                      -------------      ------------
    Cash provided by (applied to) financing activities ..............       (2,529)            5,312
                                                                      -------------      ------------
Increase (decrease) in cash and cash equivalents during the period ..       (2,580)              617
Cash and cash equivalents at beginning of period ....................        7,126             9,336
                                                                      -------------      ------------
Cash and cash equivalents at end of period .......................... $      4,546       $     9,953
                                                                      =============      ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year. Certain reclassifications of prior years have been made to conform to the 2004 presentation.

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

NOTE 2.  LITIGATION

     Certain officers and directors of Chandler USA and Chandler Insurance were named as defendants in certain litigation involving CenTra, Inc. This litigation was concluded in 2002. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the
standard of conduct provided in the Articles of Association.   These expenses
together with certain other expenses may be recovered from Chandler Insurance's director and officer liability insurance policy (the "D&O Insurer"). As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance of $2,820,000 and $885,000 is included in other assets in Chandler Insurance's and Chandler USA's respective balance sheets. Chandler Insurance assumed this receivable from Chandler Barbados during December 2003 under the reorganization of these companies. Chandler Insurance and its subsidiaries contend they are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. The D&O Insurer contends that certain policy provisions exclude coverage for these claims. On August 22, 2001, Chandler Insurance and its subsidiaries, including Chandler USA, filed an action in the State District Court in Oklahoma City, Oklahoma ("Oklahoma State Court") alleging that the director and officer liability insurance policies should be rescinded and seeking repayment of more than $5 million in premiums they previously paid. During June 2004, Chandler Insurance and Chandler USA received payment in the amount of $558,000 and $167,000, respectively, in exchange for releasing certain insurers with respect to policies covering periods from June 28, 1997 up to June 28, 2002. Chandler Insurance and its subsidiaries are currently involved in litigation with the insurer for payment of the policy balance or rescission and repayment of premiums previously paid for policy periods from June 28, 1992 to June 28, 1997. The litigation is pending in the Oklahoma State Court. The case is still in the early pleading stages and Chandler USA cannot predict the date of resolution or the outcome of this case. Chandler Insurance and its subsidiaries may or may not recover the remaining policy limits or the remaining previously paid premiums and could incur significant costs in resolving this matter.

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

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          --------------------------- --------------------------
                                              2004           2003         2004          2003
                                          ------------   ------------ ------------  ------------
                                                               (In thousands)
INSURANCE PROGRAM
-----------------------------------------
NET PREMIUMS EARNED
Standard property and casualty .......... $    14,353    $    11,258  $    25,950   $    22,948
Political subdivisions ..................       1,759          2,355        3,445         4,705
Surety bonds ............................         462            808          966         1,214
Other (1) ...............................         158              -          243            91
                                          ------------   ------------ ------------  ------------
                                          $    16,732    $    14,421  $    30,604   $    28,958
                                          ============   ============ ============  ============

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty .......... $    13,138    $     6,135  $    20,656   $    12,886
Political subdivisions ..................       1,327          2,249        3,752         4,057
Surety bonds ............................         473            677          873           631
Other (1) ...............................         623             64          912           260
                                          ------------   ------------ ------------  ------------
                                          $    15,561    $     9,125  $    26,193   $    17,834
                                          ============   ============ ============  ============



--------------------------------------------------------

(1) This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools and assigned risks.


NOTE 4.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 4.25% at June 30, 2004. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.9 million.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and six month periods ended June 30, 2004 and 2003:

                                           GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                        ---------------------------   --------------------------
  THREE MONTHS ENDED JUNE 30,               2004           2003           2004          2003
  ------------------------------------  ------------   ------------   ------------  ------------
                                                              (In thousands)
  Standard property and casualty .....  $    22,856    $    23,251    $    14,353   $    11,258
  Political subdivisions .............        5,494          7,892          1,759         2,355
  Surety bonds .......................          645            942            462           808
  Other ..............................          158              4            158             -
                                        ------------   ------------   ------------  ------------
  TOTAL ..............................  $    29,153    $    32,089    $    16,732   $    14,421
                                        ============   ============   ============  ============

                                           GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                        ---------------------------   --------------------------
  SIX MONTHS ENDED JUNE 30,                 2004           2003           2004          2003
  ------------------------------------  ------------   ------------   ------------  ------------
                                                              (In thousands)
  Standard property and casualty .....  $    45,532    $    47,342    $    25,950   $    22,948
  Political subdivisions .............       11,254         16,070          3,445         4,705
  Surety bonds .......................        1,331          1,817            966         1,214
  Other ..............................          243             95            243            91
                                        ------------   ------------   ------------  ------------
  TOTAL ..............................  $    58,360    $    65,324    $    30,604   $    28,958
                                        ============   ============   ============  ============

     Gross premiums earned decreased $2.9 million or 9% and $7.0 million or 11% in the second quarter and first six months of 2004, respectively, compared to the 2003 periods. Gross premiums earned in Oklahoma decreased $1.9 million and $4.1 million in the second quarter and first six months of 2004, respectively, from the 2003 periods, and gross premiums earned in Texas decreased $531,000 and $2.0 million in these periods. These decreases were primarily the result of NAICO's continued efforts to improve underwriting profitability and increased competition within the Oklahoma school districts portion of the political subdivision program. Net premiums earned increased $2.3 million or 16% and $1.6 million or 6% for the second quarter and first six months of 2004, respectively, due primarily to changes in NAICO's reinsurance programs for certain excess of loss and quota share reinsurance. Effective April 1, 2004, NAICO increased its net retention to include 56% of the layer covering $500,000 excess of $500,000 of loss per occurrence for its casualty and workers compensation risks. Effective January 1, 2004, NAICO discontinued a quota share reinsurance arrangement that covered casualty, workers compensation and physical damage risks produced by certain agents. These changes increased NAICO's net retention for these lines of business and also increased net premiums earned.

     Gross premiums earned in the standard property and casualty program decreased $395,000 or 2% and $1.8 million or 4% in the second quarter and first six months of 2004, respectively, compared to the 2003 periods. The workers compensation line accounted for $352,000 and $1.7 million of the decrease in the second quarter and first six months of 2004, respectively. Net premiums earned in this program increased $3.1 million or 27% and $3.0 million or 13% in the second quarter and first six months of 2004, respectively, due primarily to the reinsurance changes described above.

     Gross premiums earned in the political subdivisions program decreased
$2.4 million or 30% and $4.8 million or 30% in the second quarter and first six months of 2004, respectively, compared to the 2003 periods. The decrease in gross premiums earned is due primarily to increased competition in the school districts portion of the program in Oklahoma. Net premiums earned in this program decreased $596,000 or 25% and $1.3 million or 27% in the second quarter and first six months of 2004, respectively, due primarily to the decrease in gross premiums earned.

     Gross premiums earned in the surety bond program decreased $297,000 or 32% and $486,000 or 27% in the second quarter and first six months of 2004, respectively, compared to the 2003 periods. The decreases are primarily due to stricter underwriting policies as NAICO continues to focus on improving underwriting profitability in this program and to the bail bond portion of the program that was discontinued during 2003. Gross premiums earned for the bail bond portion of the program decreased $288,000 and $535,000 in the second quarter and first six months of 2004, respectively. Net premiums earned in the surety bond program decreased $346,000 or 43% and $248,000 or 20% in the second quarter and first six months of 2004, respectively.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At June 30, 2004, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Government and high-quality corporate bonds, with approximately 6% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net interest income, excluding interest income from related parties, increased $90,000 or 16% and $739,000 or 71% in the second quarter and first six months of 2004, respectively. The increase in the six month period was due primarily to an arbitration award in favor of NAICO that included approximately $577,000 in interest. Excluding the arbitration award, net interest income
increased $162,000 or 16% in the six month period.   Cash and invested assets
were $80.8 million at June 30, 2004 compared to $68.4 million at June 30, 2003. Net interest income from related parties decreased $3,000 or 3% and $10,000 or 5% in the second quarter and first six months of 2004, respectively.

     Chandler USA had no net realized investment gains during the second quarter of 2004 compared to $1.8 million during the second quarter of 2003. Net realized investment gains were $463,000 during the first six months of 2004 compared to $1.9 million during the first six months of 2003. Realized investment gains in the second quarter of 2003 included a gain of $1.7 million from the sale of 19,371 shares of common stock of Insurance Services Office, Inc.

OTHER INCOME

     Other income was $67,000 and $546,000 in the second quarter and first six months of 2004, respectively, compared to $2.8 million and $3.0 million during the second quarter and first six months of 2003. The 2003 amounts included a gain of $2.2 million related to the purchase and cancellation of $10.0 million of Chandler USA's senior debentures. Other income also included $368,000 in the first six months of 2004, and $510,000 and $652,000 in the second quarter and first six months of 2003, respectively for the amortization of the deferred gain related to the sale and leaseback of certain equipment. The deferred gain has been fully amortized and no amortization was recorded during the second quarter of 2004.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 93.0% and 85.6% for the second quarter and first six months of 2004, compared to 63.3% and 61.6% in the corresponding 2003 periods. The increase in the 2004 loss ratios was due to losses incurred related to prior accident years of $9.0 million and $12.8 million in the second quarter and first six months of 2004, respectively. The adverse loss development during 2004 was generally the result of ongoing analysis of recent loss development trends that reflect an increase in loss severity in the workers compensation and liability lines for NAICO's standard property and casualty program, primarily in the 1997-2001 accident years. Losses and loss adjustment expenses incurred related to prior accident years were $2.1 million and $3.4 million in the second quarter and first six months of 2003, respectively. Reserves for unpaid losses and loss adjustment expenses, net of related reinsurance recoverables, were $39.4 million as of June 30, 2004 compared to $29.3 million at December 31, 2003, an increase of $10.1 million or 34%. Weather-related losses from wind and hail totaled $173,000 and $316,000 in the second quarter and first six months of 2004 and increased the respective loss ratios by 1.0 percentage point. Weather-related losses totaled $1.3 million and $1.4 million in the second quarter and first six months of 2003, and increased the respective 2002 loss ratios by 8.8 and 4.7 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three and six month periods ended June 30, 2004 and 2003:



                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                            ----------------------  ----------------------
                                               2004        2003        2004        2003
                                            ----------  ----------  ----------  ----------
                                                            (In thousands)
Commissions expense ....................... $   3,844   $   4,341   $   8,144   $   9,295
Other premium related assessments .........       268         344         564         694
Premium taxes .............................       653         638       1,387       1,398
Excise taxes ..............................        81          56         149         139
Dividends to policyholders ................         -           9           -          15
Other expense .............................       119         207         183         351
                                            ----------  ----------  ----------  ----------
Total direct expenses .....................     4,965       5,595      10,427      11,892

Indirect underwriting expenses ............     1,925       1,943       3,803       3,984
Commissions received from reinsurers ......    (2,846)     (3,443)     (7,528)     (9,303)
Adjustment for deferred acquisition costs..      (778)       (873)       (928)       (454)
                                            ----------  ----------  ----------  ----------
Net policy acquisition costs .............. $   3,266   $   3,222   $   5,774   $   6,119
                                            ==========  ==========  ==========  ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 24.3% and 23.7% for the second quarter and first six months of 2004, compared to 27.6% and 26.3% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 13.6% in the second quarter and the first six months of 2004 compared to 15.9% and 15.4% in the corresponding 2003 periods. The decrease in commission expense was primarily due to a decrease in contingent commissions to agents that resulted from higher loss ratios than had been projected for these agents. Commissions received from reinsurers decreased $597,000 or 17% and $1.8 million or 19% in the second quarter and first six months of 2004, respectively, compared to the 2003 periods due to discontinuing certain quota share reinsurance arrangements.

     Indirect underwriting expenses were 6.8% and 6.3% of total direct written and assumed premiums in the second quarter and first six months of 2004, respectively, compared to 7.1% and 6.6% in the corresponding 2003 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 10.5% and 10.9% of gross premiums earned in the second quarter and first six months of 2004, respectively, compared to 10.5% and 10.7% for the corresponding 2003 periods. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense decreased $7,000 and increased $30,000 in the second quarter and first six months of 2004, respectively, compared to the 2003 periods. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2004, Chandler USA provided $16.5 million in cash from operations due primarily to the decrease in reinsurance purchased during 2004 which resulted in an increase in net premiums written of $10.1 million. Cash flow from operations is positively impacted during times when net premiums written increase since a substantial portion of the claim payments for any given year will be made in future years. The cash provided by operations was used primarily to fund purchases of investments and loans to related parties. In the first six months of 2003, Chandler USA used $6.4 million in cash from operations.

     During the first six months of 2004, the market value of NAICO's fixed maturity investments decreased by $2.1 million due primarily to an increase in interest rates and to possible future interest rate changes and the effect such changes have on the market for these investments. Higher interest rates generally provide for potentially higher interest rates on investable cash flow and decreases in the market value of existing fixed maturity investments.

     At June 30, 2004, Chandler Insurance owed approximately $11.9 million to Chandler USA versus $9.6 million at December 31, 2003 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 4.25% at June 30, 2004. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.9 million.

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

CHANGES IN INTERNAL CONTROLS

     In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Effective May 11, 2004, Chandler USA's sole shareholder, Chandler Insurance, re-elected the following individuals to serve on Chandler USA's Board of Directors:


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

Date:  August 10, 2004                  CHANDLER (U.S.A.), INC.


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


Date: August 10, 2004
                                        /s/ W. Brent LaGere
                                        -----------------------------------
                                        W. Brent LaGere
                                        Chairman of the Board and
                                        Chief Executive Officer

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


Date: August 10, 2004
                                        /s/ Mark C. Hart
                                        -----------------------------------
                                        Mark C. Hart
                                        Vice President - Finance,
                                        Chief Financial Officer
                                        and Treasurer

                                                                  EXHIBIT 32.1

                           SECTION 1350 CERTIFICATIONS


In connection with the Quarterly Report of Chandler (U.S.A.), Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), W. Brent LaGere, as Chief Executive Officer of the Company, and Mark C. Hart, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, to the best of his knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                        /s/ W. Brent LaGere
                                        -----------------------------------
                                        W. Brent LaGere
                                        Chief Executive Officer
                                        August 10, 2004

                                        /s/ Mark C. Hart
                                        -----------------------------------
                                        Mark C. Hart
                                        Chief Financial Officer
                                        August 10, 2004

A signed original of this written statement required by Section 906 has been provided to Chandler (U.S.A.), Inc. and will be retained by Chandler (U.S.A.), Inc. and furnished to the Securities and Exchange Commission or its staff upon request.