Form 10-Q
period 2004-09-30
CHANDLER USA INC
filed 2004-11-09
CIK 1083750

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

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of common shares, $1.00 par value, of the registrant outstanding on October 31, 2004 was 2,484, which are owned by Chandler Insurance Company, Ltd.

=============================================================================

                                                                     PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1
- ------

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003...1

Consolidated Statements of Operations for the three months
        ended September 30, 2004 and 2003 ...................................2

Consolidated Statements of Operations for the nine months
        ended September 30, 2004 and 2003 ...................................3

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2004 and 2003 ............................4

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2004 and 2003 ............................5

Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2004 and 2003 ...................................6

Notes to Interim Consolidated Financial Statements ..........................7

ITEM 2.
- -------
Management's Discussion and Analysis of Financial Condition and
        Results of Operations ...............................................9

ITEM 4.
- -------
Controls and Procedures ....................................................13

PART II - OTHER INFORMATION
- ---------------------------

Item 1.     Legal Proceedings ..............................................14

Item 2.     Changes in Securities and Use of Proceeds ......................14

Item 3.     Defaults Upon Senior Securities ................................14

Item 4.     Submission of Matters to a Vote of Security Holders ............14

Item 5.     Other Information ..............................................14

Item 6.     Exhibits and Reports on Form 8-K ...............................14

Signatures .................................................................15

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share amounts)

                                                                                         September 30,  December 31,
                                                                                             2004           2003
                                                                                         -------------  ------------
                                                                                          (Unaudited)
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $8,437 and $7,622 in 2004 and 2003, respectively) ....... $      8,343   $     7,677
    Unrestricted (amortized cost $65,990 and $53,549 in 2004 and 2003, respectively) ...       66,187        54,303
  Equity securities available for sale, at fair value ..................................        2,592            92
                                                                                         -------------  ------------
    Total investments ..................................................................       77,122        62,072
Cash and cash equivalents ($141 and $601 restricted in 2004 and 2003, respectively) ....        7,772         7,126
Premiums receivable, less allowance for non-collection
  of $97 and $133 at 2004 and 2003, respectively .......................................       27,735        20,304
Reinsurance recoverable on paid losses, less allowance for
  non-collection of $2,968 and $2,934 at 2004 and 2003, respectively ...................        2,599         9,036
Reinsurance recoverable on paid losses from related parties ............................            -           271
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $249 and $380 at 2004 and 2003, respectively .......................       48,101        48,688
Reinsurance recoverable on unpaid losses from related parties ..........................       11,880         9,737
Prepaid reinsurance premiums ...........................................................       11,349        15,269
Prepaid reinsurance premiums to related parties ........................................       13,615         9,521
Deferred policy acquisition costs ......................................................          432           165
Property and equipment, net ............................................................        9,283         9,879
Amounts due from related parties .......................................................       11,047         9,642
State insurance licenses, net ..........................................................        3,745         3,745
Other assets ...........................................................................       14,550        12,758
                                                                                         -------------  ------------
Total assets ........................................................................... $    239,230   $   218,213
                                                                                         =============  ============
LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
  Unpaid losses and loss adjustment expenses ........................................... $    102,298   $    87,768
  Unearned premiums ....................................................................       56,999        47,325
  Policyholder deposits ................................................................        4,619         4,807
  Accrued taxes and other payables .....................................................        7,331         5,617
  Premiums payable .....................................................................        1,742           983
  Premiums payable to related parties ..................................................          324             -
  Senior debentures ....................................................................        6,979         7,254
  Junior subordinated debentures issued to affiliated trusts ...........................       20,620        20,620
                                                                                         -------------  ------------
    Total liabilities ..................................................................      200,912       174,374
                                                                                         -------------  ------------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ................................................            2             2
  Paid-in surplus ......................................................................       60,584        60,584
  Accumulated deficit ..................................................................      (22,397)      (17,342)
  Accumulated other comprehensive income:
  Unrealized gain on investments available for sale, net
    of deferred income taxes ...........................................................          129           595
                                                                                         -------------  ------------
    Total shareholder's equity .........................................................       38,318        43,839
                                                                                         -------------  ------------
Total liabilities and shareholder's equity ............................................. $    239,230   $   218,213
                                                                                         =============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)
                              (Amounts in thousands)

                                                                   Three months ended September 30,
                                                                   --------------------------------
                                                                        2004              2003
                                                                   --------------    --------------
Premiums and other revenues
  Direct premiums written and assumed ............................ $      38,228     $      35,141
  Reinsurance premiums ceded .....................................        (7,778)          (12,692)
  Reinsurance premiums ceded to related parties ..................        (9,305)           (7,229)
                                                                   --------------    --------------
    Net premiums written and assumed .............................        21,145            15,220
  Increase in unearned premiums ..................................        (4,071)           (1,075)
                                                                   --------------    --------------

    Net premiums earned ..........................................        17,074            14,145

Interest income, net .............................................           715               527
Interest income, net from related parties ........................           138                98
Realized investment gains, net ...................................             3               413
Other income .....................................................            50               612
                                                                   --------------    --------------

    Total premiums and other revenues ............................        17,980            15,795
                                                                   --------------    --------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $2,485 and $3,427 in
    2004 and 2003, respectively ..................................        13,389             8,949
  Policy acquisition costs, net of ceding commissions
    received from related parties of $3,652 and $2,529 in
    2004 and 2003, respectively ..................................         2,900             2,459
  General and administrative expenses ............................         2,743             3,274
  Interest expense ...............................................           601               643
                                                                   --------------    --------------

    Total operating costs and expenses ...........................        19,633            15,325
                                                                   --------------    --------------

Income (loss) before income taxes ................................        (1,653)              470
Federal income tax benefit (provision) ...........................           475               (72)
                                                                   --------------    --------------

  Net income (loss) .............................................. $      (1,178)    $         398
                                                                   ==============    ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)
                              (Amounts in thousands)

                                                                    Nine months ended September 30,
                                                                   --------------------------------
                                                                        2004              2003
                                                                   --------------    --------------
Premiums and other revenues
  Direct premiums written and assumed ............................ $      98,215     $      95,601
  Reinsurance premiums ceded .....................................       (16,850)          (33,309)
  Reinsurance premiums ceded to related parties ..................       (24,187)          (21,147)
                                                                   --------------    --------------

  Net premiums written and assumed ...............................        57,178            41,145
  Decrease (increase) in unearned premiums .......................        (9,500)            1,958
                                                                   --------------    --------------

  Net premiums earned ............................................        47,678            43,103

Interest income, net .............................................         2,491             1,564
Interest income, net from related parties ........................           349               319
Realized investment gains, net ...................................           466             2,351
Other income .....................................................           596             3,644
                                                                   --------------    --------------

  Total premiums and other revenues ..............................        51,580            50,981
                                                                   --------------    --------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $10,455 and $9,817 in
    2004 and 2003, respectively ..................................        39,582            26,783
  Policy acquisition costs, net of ceding commissions
    received from related parties of $9,292 and $7,122 in
    2004 and 2003, respectively ..................................         8,674             8,578
  General and administrative expenses ............................         9,105            10,271
  Interest expense ...............................................         1,789             1,801
                                                                   --------------    --------------

    Total operating costs and expenses ...........................        59,150            47,433
                                                                   --------------    --------------

Income (loss) before income taxes ................................        (7,570)            3,548
Federal income tax benefit (provision) ...........................         2,515              (582)
                                                                   --------------    --------------

  Net income (loss) .............................................. $      (5,055)    $       2,966
                                                                   ==============    ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                   Three months ended September 30,
                                                                   --------------------------------
                                                                        2004              2003
                                                                   --------------    --------------
Net income (loss) ................................................ $      (1,178)    $         398
                                                                   --------------    --------------

Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ......         1,830              (518)
    Less:  Reclassification adjustment for gains included
      in net income (loss) .......................................            (3)             (413)
                                                                   --------------    --------------
Other comprehensive income (loss), before income tax .............         1,827              (931)
Income tax benefit (provision) related to items of other
  comprehensive income (loss) ....................................          (621)              316
                                                                   --------------    --------------
Other comprehensive income (loss), net of income tax .............         1,206              (615)
                                                                   --------------    --------------
Comprehensive income (loss) ...................................... $          28     $        (217)
                                                                   ==============    ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                    Nine months ended September 30,
                                                                   --------------------------------
                                                                        2004              2003
                                                                   --------------    --------------
Net income (loss) ................................................ $      (5,055)    $       2,966
                                                                   --------------    --------------
Other comprehensive loss, before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ......          (240)            1,185
    Less:  Reclassification adjustment for gains included
      in net income (loss) .......................................          (466)           (2,351)
                                                                   --------------    --------------
Other comprehensive loss, before income tax ......................          (706)           (1,166)

Income tax benefit related to items of other
  comprehensive loss .............................................           240               396
                                                                   --------------    --------------
Other comprehensive loss, net of income tax ......................          (466)             (770)
                                                                   --------------    --------------
Comprehensive income (loss) ...................................... $      (5,521)    $       2,196
                                                                   ==============    ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)
                              (Amounts in thousands)

                                                                         For the nine months
                                                                         ended September 30,
                                                                       ----------------------
                                                                          2004        2003
                                                                       ----------  ----------
OPERATING ACTIVITIES
Net income (loss) .................................................... $  (5,055)  $   2,966
 Add (deduct):
 Adjustments to reconcile net income (loss) to cash provided by
  (applied to) operating activities:
  Realized investment gains, net .....................................      (466)     (2,351)
  Gain on retirement of debentures ...................................       (36)     (2,227)
  Net gains on sale of property and equipment ........................      (372)     (1,152)
  Amortization and depreciation expense ..............................     1,135       1,104
  Provision for non-collection of premiums ...........................       (14)        239
  Provision for non-collection of reinsurance recoverables ...........       201         298
  Net change in non-cash balances relating to operating activities:
   Premiums receivable ...............................................    (7,417)       (133)
   Reinsurance recoverable on paid losses ............................     6,092       3,750
   Reinsurance recoverable on paid losses from related parties .......       271          80
   Reinsurance recoverable on unpaid losses ..........................       731      11,276
   Reinsurance recoverable on unpaid losses from related parties .....    (2,143)        661
   Prepaid reinsurance premiums ......................................     3,920       1,271
   Prepaid reinsurance premiums to related parties ...................    (4,094)     (2,002)
   Deferred policy acquisition costs .................................      (267)        233
   Other assets ......................................................    (1,590)      2,898
   Unpaid losses and loss adjustment expenses ........................    14,530     (16,430)
   Unearned premiums .................................................     9,674      (1,227)
   Policyholder deposits .............................................      (188)        556
   Accrued taxes and other payables ..................................     2,082      (1,069)
   Premiums payable ..................................................       759        (256)
   Premiums payable to related parties ...............................       324         195
                                                                       ----------  ----------
  Cash provided by (applied to) operating activities .................    18,077      (1,320)
                                                                       ----------  ----------
INVESTING ACTIVITIES
 Unrestricted fixed maturities available for sale:
  Purchases ..........................................................   (30,756)    (27,672)
  Sales ..............................................................    13,683      22,806
  Maturities .........................................................     3,857       4,296
 Unrestricted fixed maturities held to maturity:
  Maturities .........................................................         -          70
 Equity securities available for sale:
  Purchases ..........................................................    (2,500)          -
  Sales ..............................................................         -       1,720
 Cost of property and equipment purchased ............................      (113)       (650)
 Proceeds from sale of property and equipment ........................        47          88
                                                                       ----------  ----------
  Cash provided by (applied to) investing activities .................   (15,782)        658
                                                                       ----------  ----------
FINANCING ACTIVITIES
 Proceeds from issuance of trust preferred securities ................         -      13,000
 Payment on retirement of debentures .................................      (226)     (7,250)
 Debt issue costs ....................................................       (18)       (456)
 Payments and loans from related parties .............................     3,173       1,653
 Payments and loans to related parties ...............................    (4,578)       (585)
                                                                       ----------  ----------
  Cash provided by (applied to) financing activities .................    (1,649)      6,362
                                                                       ----------  ----------
Increase in cash and cash equivalents during the period ..............       646       5,700
Cash and cash equivalents at beginning of period .....................     7,126       9,336
                                                                       ----------  ----------
Cash and cash equivalents at end of period ........................... $   7,772   $  15,036
                                                                       ==========  ==========


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year. Certain reclassifications of prior years have been made to conform to the 2004 presentation.

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

NOTE 2.  LITIGATION

     Certain officers and directors of Chandler USA and Chandler Insurance were named as defendants in certain litigation involving CenTra, Inc. This litigation was concluded in 2002. In accordance with its Articles of Association, Chandler Insurance and its subsidiaries have advanced the litigation expenses of these persons in exchange for undertakings to repay such expenses if those persons are later determined to have breached the
standard of conduct provided in the Articles of Association.   These expenses
together with certain other expenses may be recovered from Chandler Insurance's director and officer liability insurance policy (the "D&O Insurer"). As a result of various events in 1995, 1996 and 1997, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its D&O Insurer totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs for such parties. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. The balance of $2,820,000 and $885,000 is included in other assets in Chandler Insurance's and Chandler USA's respective balance sheets. Chandler Insurance assumed this receivable from Chandler Barbados during December 2003 under the reorganization of these companies. Chandler Insurance and its subsidiaries contend they are entitled to a total of $5 million under the applicable insurance policy to the extent they have advanced reimbursable expenses. The D&O Insurer contends that certain policy provisions exclude coverage for these claims. On August 22, 2001, Chandler Insurance and its subsidiaries, including Chandler USA, filed an action in the State District Court in Oklahoma City, Oklahoma ("Oklahoma State Court") alleging that the director and officer liability insurance policies should be rescinded and seeking repayment of more than $5 million in premiums they previously paid. During June 2004, Chandler Insurance and Chandler USA received payment in the amount of $558,000 and $167,000, respectively, in exchange for releasing certain insurers with respect to policies covering periods from June 28, 1997 up to June 28, 2002. During the third quarter of 2004, Chandler Insurance and its subsidiaries settled the remaining litigation with the insurer for policy periods from June 28, 1992 to June 28, 1997. Based on the terms of the settlement, Chandler Insurance and Chandler USA recorded additional estimated recoveries of $1,204,000 and $359,000, respectively, during the third quarter of 2004. Chandler Insurance and Chandler USA expect to receive payment for the balance of the estimated recoveries during the fourth quarter of 2004.

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

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                           -----------------------  -----------------------
                                              2004         2003        2004         2003
                                           ----------   ----------  ----------   ----------
                                                          (In thousands)
INSURANCE PROGRAM
- ------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ........... $  14,462    $  11,666   $  40,412    $  34,614
Political subdivisions ...................     1,975        1,666       5,420        6,371
Surety bonds .............................       526          734       1,492        1,948
Other (1) ................................       111           79         354          170
                                           ----------   ----------  ----------   ----------
                                           $  17,074    $  14,145   $  47,678    $  43,103
                                           ==========   ==========  ==========   ==========
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ........... $  11,388    $   7,743   $  32,110    $  20,629
Political subdivisions ...................     1,273          927       5,037        4,984
Surety bonds .............................       607          103       1,480          734
Other (1) ................................       121          176         955          436
                                           ----------   ----------  ----------   ----------
                                           $  13,389    $   8,949   $  39,582    $  26,783
                                           ==========   ==========  ==========   ==========

- ---------------------------------------
(1)  This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools and assigned risks.


NOTE 4.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 4.75% at September 30, 2004. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.9 million.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and nine month periods ended September 30, 2004 and 2003:

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
THREE MONTHS ENDED SEPTEMBER 30,          2004           2003           2004          2003
- ------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    23,997    $    23,634    $    14,462   $    11,666
Political subdivisions .............        5,323          6,747          1,975         1,666
Surety bonds .......................          748          1,044            526           734
Other ..............................          112             79            111            79
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    30,180    $    31,504    $    17,074   $    14,145
                                      ============   ============   ============  ============

                                         GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                      ---------------------------   --------------------------
NINE MONTHS ENDED SEPTEMBER 30,           2004           2003           2004          2003
- ------------------------------------  ------------   ------------   ------------  ------------
                                                            (In thousands)
Standard property and casualty .....  $    69,529    $    70,976    $    40,412   $    34,614
Political subdivisions .............       16,578         22,817          5,420         6,371
Surety bonds .......................        2,079          2,860          1,492         1,948
Other ..............................          354            175            354           170
                                      ------------   ------------   ------------  ------------
TOTAL ..............................  $    88,540    $    96,828    $    47,678   $    43,103
                                      ============   ============   ============  ============

     Gross premiums earned decreased $1.3 million or 4% and $8.3 million or 9% in the third quarter and first nine months of 2004, respectively, compared to the 2003 periods. Gross premiums earned in Oklahoma decreased $1.0 million and $5.0 million in the third quarter and first nine months of 2004, respectively, from the 2003 periods, and gross premiums earned in Texas increased $300,000 and decreased $1.8 million in these periods. These decreases were primarily the result of NAICO's continued efforts to improve underwriting profitability and increased competition within the Oklahoma school districts portion of the political subdivision program. Net premiums earned increased $2.9 million or 21% and $4.6 million or 11% for the third quarter and first nine months of 2004, respectively, due primarily to changes in NAICO's reinsurance programs for certain excess of loss and quota share reinsurance. Effective January 1, 2004, NAICO discontinued a quota share reinsurance arrangement that covered casualty, workers compensation and physical damage risks produced by certain agents. Effective April 1, 2004, NAICO increased its net retention to include 56% of the layer covering $500,000 excess of $500,000 of loss per occurrence for its casualty and workers compensation risks, and effective July 1, 2004, NAICO increased its net retention to include 70% of this layer. These changes increased NAICO's net retention for these lines of business and also increased net premiums earned.

     Gross premiums earned in the standard property and casualty program increased $363,000 or 2% and decreased $1.4 million or 2% in the third quarter and first nine months of 2004, respectively, compared to the 2003 periods. Gross premiums earned in the workers compensation line decreased $827,000 and $2.5 million in the third quarter and first nine months of 2004, respectively. Net premiums earned in this program increased $2.8 million or 24% and $5.8 million or 17% in the third quarter and first nine months of 2004, respectively, due primarily to the reinsurance changes described above.

     Gross premiums earned in the political subdivisions program decreased $1.4 million or 21% and $6.2 million or 27% in the third quarter and first nine months of 2004, respectively, compared to the 2003 periods. The decrease in gross premiums earned is due primarily to increased competition in the school districts portion of the program in Oklahoma. Net premiums earned in this program increased $309,000 or 19% and decreased $951,000 or 15% in the third quarter and first nine months of 2004, respectively. The increase for the third quarter was due to the reinsurance changes described above, and the nine month decrease was due to the decrease in gross premiums earned.

     Gross premiums earned in the surety bond program decreased $296,000 or 28% and $781,000 or 27% in the third quarter and first nine months of 2004, respectively, compared to the 2003 periods. The decreases are primarily due to stricter underwriting policies as NAICO continues to focus on improving underwriting profitability in this program, and to the bail bond portion of the program that was discontinued during 2003. Gross premiums earned for the bail bond portion of the program decreased $291,000 and $826,000 in the third quarter and first nine months of 2004, respectively. Net premiums earned in the surety bond program decreased $208,000 or 28% and $456,000 or 23% in the third quarter and first nine months of 2004, respectively.

NET INTEREST INCOME AND NET REALIZED INVESTMENT GAINS

     At September 30, 2004, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Government and high-quality corporate bonds, with approximately 9% invested in cash and money market instruments and 3% in mutual funds that invest in equity securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net interest income, excluding interest income from related parties, increased $188,000 or 36% and $927,000 or 59% in the third quarter and first nine months of 2004, respectively. The increase in the nine month period was due primarily to an arbitration award in favor of NAICO that included approximately $577,000 in interest. Excluding the arbitration award, net
interest income increased $350,000 or 22% in the nine month period.   Cash and
invested assets were $84.9 million at September 30, 2004 compared to $73.6 million at September 30, 2003. Net interest income from related parties increased $40,000 or 41% and $30,000 or 9% in the third quarter and first nine months of 2004, respectively.

     Chandler USA had $3,000 of net realized investment gains during the third quarter of 2004 compared to $413,000 during the third quarter of 2003. Net realized investment gains were $466,000 during the first nine months of 2004 compared to $2.4 million during the first nine months of 2003. Realized investment gains in the first nine months of 2003 included a gain of $1.7 million from the sale of 19,371 shares of common stock of Insurance Services Office, Inc.

OTHER INCOME

     Other income was $50,000 and $596,000 in the third quarter and first nine months of 2004, respectively, compared to $612,000 and $3.6 million during the third quarter and first nine months of 2003. The 2003 amounts included a gain of $2.2 million related to the purchase and cancellation of $10.0 million of Chandler USA's senior debentures. Other income also included $368,000 in the first nine months of 2004, and $510,000 and $1.2 million in the third quarter and first nine months of 2003, respectively for the amortization of the deferred gain related to the sale and leaseback of certain equipment. The deferred gain has been fully amortized and no amortization was recorded during the third quarter of 2004.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 78.4% and 83.0% for the third quarter and first nine months of 2004, compared to 63.3% and 62.1% in the corresponding 2003 periods. The increase in the 2004 loss ratios was due to losses incurred related to prior accident years of $6.9 million and $19.7 million in the third quarter and first nine months of 2004, respectively. The adverse loss development during 2004 was generally the result of ongoing analysis of recent loss development trends that reflect an increase in loss severity in the workers compensation and liability lines for NAICO's standard property and casualty program, primarily in the 1997-2003 accident years. Losses and loss adjustment expenses incurred related to prior accident years were $4.1 million and $7.4 million in the third quarter and first nine months of 2003, respectively. Reserves for unpaid losses and loss adjustment expenses, net of related reinsurance recoverables, were $42.3 million as of September 30, 2004 compared to $29.3 million at December 31, 2003, an increase of $13.0 million or 44%. Weather-related losses from wind and hail totaled $343,000 and $659,000 in the third quarter and first nine months of 2004 and increased the respective loss ratios by 2.0 and 1.4 percentage points. Weather-related losses totaled $285,000 and $1.6 million in the third quarter and first nine months of 2003, and increased the respective 2002 loss ratios by 2.0 and 3.8 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three and nine month periods ended September 30, 2004 and 2003:

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                             ----------------------  ----------------------
                                                2004        2003        2004        2003
                                             ----------  ----------  ----------  ----------
                                                             (In thousands)
Commissions expense ........................ $   4,791   $   4,775   $  12,935   $  14,070
Other premium related assessments ..........       328         329         892       1,023
Premium taxes ..............................       645         544       2,032       1,943
Excise taxes ...............................        93          72         242         211
Dividends to policyholders .................         -          (2)          -          13
Other expense ..............................       144         146         327         497
                                             ----------  ----------  ----------  ----------
Total direct expenses ......................     6,001       5,864      16,428      17,757

Indirect underwriting expenses .............     1,857       1,840       5,659       5,824
Commissions received from reinsurers .......    (5,618)     (5,932)    (13,146)    (15,236)
Adjustment for deferred acquisition costs ..       660         687        (267)        233
                                             ----------  ----------  ----------  ----------
Net policy acquisition costs ............... $   2,900   $   2,459   $   8,674   $   8,578
                                             ==========  ==========  ==========  ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 20.6% and 22.5% for the third quarter and first nine months of 2004, compared to 21.9% and 24.7% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 12.5% and 13.2% in the third quarter and the first nine months of 2004, respectively, compared to 13.6% and 14.7% in the corresponding 2003 periods. The decrease in commission expense was primarily due to a decrease in contingent commissions to agents that resulted from higher loss ratios than had been projected for these agents. Commissions received from reinsurers decreased $314,000 or 5.3% and $2.1 million or 13.7% in the third quarter and first nine months of 2004, respectively, compared to the 2003 periods due to discontinuing certain quota share reinsurance arrangements.

     Indirect underwriting expenses were 4.9% and 5.8% of total direct written and assumed premiums in the third quarter and first nine months of 2004, respectively, compared to 5.2% and 6.1% in the corresponding 2003 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 9.1% and 10.3% of gross premiums earned in the third quarter and first nine months of 2004, respectively, compared to 10.4% and 10.6% for the corresponding 2003 periods. The decrease in general and administrative expenses for 2004 is primarily related to recoveries of expenses associated with the litigation with Chandler USA's D&O Insurer. See Note 2. Litigation to its Interim Consolidated Financial Statements. The settlements received or accrued by Chandler USA in excess of the estimated recoveries previously accrued by Chandler USA have been recorded as an offset to the related litigation expenses. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense decreased $42,000 and $12,000 in the third quarter and first nine months of 2004, respectively, compared to the 2003 periods. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2004, Chandler USA provided $18.1 million in cash from operations due primarily to the decrease in reinsurance purchased during 2004 which resulted in an increase in net premiums written of $16.0 million. Cash flow from operations is positively impacted during times when net premiums written increase since a substantial portion of the claim payments for any given year will be made in future years. The cash provided by operations was used primarily to fund purchases of investments and loans to related parties. In the first nine months of 2003, Chandler USA used $1.3 million in cash from operations.

     During the first nine months of 2004, the market value of NAICO's fixed maturity investments decreased by $240,000 due primarily to an increase in interest rates and to possible future interest rate changes and the effect such changes have on the market for these investments. Higher interest rates generally provide for potentially higher interest rates on investable cash flow and decreases in the market value of existing fixed maturity investments.

     At September 30, 2004, Chandler Insurance owed approximately $11.0 million to Chandler USA versus $9.6 million at December 31, 2003 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 4.75% at September 30, 2004. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.9 million.

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

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.

Item 5.  Other Information
         -----------------
         K.R. Price resigned as a Director and member of the audit committee of Chandler (U.S.A.), Inc. (the "Company"), and National American Insurance Company, a wholly owned subsidiary of the Company, effective November 9, 2004. Mr. Price's resignation was not, to the knowledge of any executive officer of the Company, due to a disagreement with the Company on any matter relating to the Company's operations, policies, or practices.

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

Date:  November 9, 2004                 CHANDLER (U.S.A.), INC.


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


Date: November 9, 2004
                                        /s/ W. Brent LaGere
                                        -----------------------------------
                                        W. Brent LaGere
                                        Chairman of the Board and
                                        Chief Executive Officer

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


Date: November 9, 2004
                                        /s/ Mark C. Hart
                                        -----------------------------------
                                        Mark C. Hart
                                        Vice President - Finance,
                                        Chief Financial Officer
                                        and Treasurer

                                                                EXHIBIT 32.1


                           SECTION 1350 CERTIFICATIONS


In connection with the Quarterly Report of Chandler (U.S.A.), Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),
W. Brent LaGere, as Chief Executive Officer of the Company, and Mark C. Hart, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, to the best of his knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                        /s/ W. Brent LaGere
                                        -----------------------------------
                                        W. Brent LaGere
                                        Chief Executive Officer
                                        November 9, 2004


                                        /s/ Mark C. Hart
                                        -----------------------------------
                                        Mark C. Hart
                                        Chief Financial Officer
                                        November 9, 2004

A signed original of this written statement required by Section 906 has been provided to Chandler (U.S.A.), Inc. and will be retained by Chandler (U.S.A.), Inc. and furnished to the Securities and Exchange Commission or its staff upon request.