Form 10-K
period 2004-12-31
CHANDLER USA INC
filed 2005-03-22
CIK 1083750

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES      NO  X
                                       -----   -----

     Aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter: None.

     The number of common shares, $1.00 par value, of the registrant outstanding on February 28, 2005 was 2,484, which are owned by Chandler Insurance Company, Ltd.

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

     NAICO is one of the leading commercial business insurance writers in Oklahoma, providing property and casualty coverage for businesses in various industries. NAICO has a network of independent agents, totaling approximately 130 at December 31, 2004, that market NAICO's insurance products. Independent agents originate substantially all of NAICO's business. NAICO is licensed to write property and casualty coverage in 45 states and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects. NAICO is currently rated as B++ (Very Good) by A.M. Best Company, an insurance rating agency. This rating is an independent opinion of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

     CIMI is an underwriting manager for certain wholesale operations related to NAICO's school districts and trucking insurance. CIMI was established in December 2002.

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

STANDARD PROPERTY AND CASUALTY PROGRAM

     NAICO offers workers compensation, automobile liability and physical damage, other liability (including general liability, products liability and umbrella liability) and property coverages under its standard property and casualty program. In marketing these products, NAICO targets companies in the construction, manufacturing, wholesale, service, oil and gas, trucking, and retail industries. NAICO writes this business principally in Oklahoma and Texas.

POLITICAL SUBDIVISIONS PROGRAM

     Under the political subdivisions program, NAICO writes insurance policies primarily for school districts in Oklahoma. As of December 31, 2004 NAICO insured 232 school districts primarily in Oklahoma. The coverages offered include workers compensation, automobile liability, automobile physical damage, general liability, property and school board legal liability. NAICO has also written property and casualty insurance for municipalities, primarily in Oklahoma. During 2002 and 2003, NAICO significantly reduced its premium writings in this portion of the program and did not write any premiums during 2004.

SURETY BOND PROGRAM

     NAICO writes surety bonds, commonly referred to as contract performance bonds, to secure the performance of contractors and suppliers on construction projects. A substantial portion of this business is written in Texas and Oklahoma. NAICO has also written bail bonds, which guarantee that the principal will discharge obligations set by the court, as well as other types of miscellaneous bonds. NAICO discontinued the bail bond portion of the program as of the end of 2003.

     The following table shows gross premiums earned and net premiums earned by insurance program for the years 2002, 2003 and 2004. The term "gross premiums earned" means gross premiums written (before reductions for premiums ceded to reinsurers) less the increases or plus the decreases in the gross unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. The term "net premiums earned" means gross premiums earned less reductions for earned premiums ceded to reinsurers. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                       GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                     --------------------------   --------------------------
INSURANCE PROGRAMS                     2002     2003     2004       2002     2003     2004
-----------------------------------  -------- -------- --------   -------- -------- --------
                                                       (In thousands)
Standard property and casualty ....  $106,051 $ 93,193 $ 92,894   $ 49,570 $ 45,521 $ 54,278
Political subdivisions ............    35,159   28,926   21,679     13,829    8,093    7,269
Surety bonds ......................     5,104    3,908    2,788      3,310    2,724    1,993
Other (1) .........................       249      252      507        248      245      502
                                     -------- -------- --------   -------- -------- --------
TOTAL .............................  $146,563 $126,279 $117,868   $ 66,957 $ 56,583 $ 64,042
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


                                                   YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------
                                      2000       2001       2002       2003       2004
                                    --------   --------   --------   --------   --------
Automobile liability ..............      20%        19%        25%        27%        28%
Other liability ...................      25%        25%        25%        23%        28%
Workers compensation ..............      25%        24%        22%        29%        27%
Automobile physical damage ........      13%        17%        14%        10%         9%
Property ..........................       4%         7%         8%         5%         4%
Surety ............................       8%         6%         5%         5%         3%
Inland marine .....................       1%         2%         1%         1%         1%
Accident and health ...............       4%         -%         -%         -%         -%
                                    --------   --------   --------   --------   --------
   Total ..........................     100%       100%       100%       100%       100%
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

     NAICO's claims department reviews and administers all claims. When a claim is received, it is reviewed and assigned to an in-house claim adjuster based on the type and geographic location of the claim, its severity and its class of business. NAICO's claims department is responsible for reviewing each claim, obtaining necessary documentation and establishing loss and loss adjustment expense reserves. NAICO's in-house claims staff handles and supervises the claims, coordinates with outside legal counsel and independent claims adjusters if necessary, and processes the claims to conclusion.

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

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased varies from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1 or July 1 of each year. NAICO renewed all January 1, 2005 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on July 1, 2005.

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

     Under the 2002 workers compensation reinsurance program, NAICO's net retention was 50% of the first $200,000 of loss per occurrence. Effective July 1, 2002, NAICO's net retention increased to 50% of the first $250,000 of loss per occurrence. Effective January 1, 2003, NAICO's net retention increased to 70% of the first $250,000 of loss per occurrence, and effective July 1, 2003, NAICO's net retention increased to 70% of the first $500,000 of loss per occurrence. Effective April 1, 2004, NAICO added 56% of the $500,000 excess of $500,000 of loss per occurrence layer to its net retention, and effective July 1, 2004, NAICO's net retention increased to 70% of the first $1,000,000 of loss per occurrence.

     Under the 2002 casualty reinsurance program, NAICO's net retention was 80% of the first $250,000 of loss per occurrence plus 40% of $250,000 excess of $250,000 of loss per occurrence. Effective July 1, 2002, NAICO's net retention decreased to 80% of the first $250,000 of loss per occurrence. Effective January 1, 2003, NAICO's net retention decreased to 70% of the first $250,000 of loss for occurrence, and effective July 1, 2003, NAICO's net retention increased to 70% of the first $500,000 of loss per occurrence. Effective
April 1, 2004, NAICO added 56% of the $500,000 excess of $500,000 of loss per occurrence layer to its net retention, and effective July 1, 2004, NAICO's net retention increased to 70% of the first $1,000,000 of loss per occurrence. Effective July 1, 2004, NAICO increased its net retention for umbrella liability losses from 3.5% of the first $2,000,000 of loss per occurrence to 17.5% of the first $4,000,000 of loss per occurrence.

     Under the 2002 construction surety bond reinsurance program, NAICO's net retention was 50% of the first $1,000,000 plus 10% of $4,000,000 excess of $1,000,000 per principal (e.g., contractor). Effective January 1, 2003, NAICO increased its retention for the first $1,000,000 of loss per principal from 50% to 70%. NAICO elected not to renew its construction surety bond excess of loss reinsurance effective April 1, 2003 due to the decreased premium volume in this program and to the current market for this reinsurance. Effective April 1, 2003, NAICO retains 70% of the losses in this program.

     Under the 2002 property reinsurance program, NAICO retained 33% of the first $1,500,000 of risk for each loss per risk or location. Effective January 1, 2003, NAICO retains 23.1% of the first $1,500,000 of risk for each loss per risk or location. Effective January 1, 2004, NAICO retains 23.1% of the first $3,000,000 of risk for each loss per risk or location. Under the 2002 automobile physical damage reinsurance program, NAICO retained the first $500,000 of each loss per occurrence, plus 5% of amounts exceeding $500,000 of each loss per occurrence up to $1 million of each loss per occurrence. Effective January 1, 2003, NAICO retains 70% of the first $500,000 of each loss per occurrence, plus 3.5% of amounts exceeding $500,000 of each loss per occurrence up to $1 million of each loss per occurrence. Effective January 1, 2004, NAICO retains 70% of each loss per occurrence on automobile physical damage risks. NAICO purchases catastrophe protection for its automobile physical damage and certain property coverages to limit its retention for single loss occurrences involving multiple policies and/or policyholders resulting from perils such as floods, winds and severe storms. This catastrophe protection limits NAICO's net retained loss for both automobile physical damage and property losses to $1,000,000 for 2002, $700,000 for 2003 and $1,400,000 effective January 1, 2004 for each loss occurrence.

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

     NAICO purchased quota share reinsurance for its deductible under the Act limiting NAICO's retention to 10% for 2003 and 15% for 2004 and 2005 of such deductible, subject to a reinsurance limit of $9,450,000 for 2003 and $10,625,000 for 2004 and 2005 for each loss occurrence. The reinsurance coverage is also limited to $9,450,000 for 2003 and $10,625,000 for 2004 and 2005 for all loss occurrences for any year. NAICO also purchased excess of loss reinsurance covering acts of terrorism that provides coverage of $20 million excess of $10 million for 2003, $10 million excess of $12.5 million for 2004 and $15 million excess of $12.5 million for 2005 of loss per occurrence based on NAICO's net retention.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2004.

                                                               CEDED REINSURANCE
                                                    NET           PREMIUMS FOR     A.M. BEST
                                                REINSURANCE      THE YEAR ENDED     COMPANY
NAME OF REINSURER                             RECOVERABLE (1)  DECEMBER 31, 2004     RATING
--------------------------------------------  ---------------  -----------------  ------------
                                                       (Dollars in thousands)
Chandler Insurance .........................  $       25,555   $         30,055       -(2)
Employers Reinsurance Corporation ..........          23,955              9,731       A
Swiss Reinsurance America Corporation ......          22,640                 52       A+
Odyssey America Reinsurance Corporation ....           3,958              5,489       A
GE Reinsurance Corporation .................           3,605                (27)      A
                                              ---------------  -----------------
   Top five reinsurers .....................  $       79,713   $         45,300
                                              ===============  =================
   All reinsurers ..........................  $       87,945   $         51,187
                                              ===============  =================
Percentage of total represented by top
  five reinsurers ..........................              91%                88%

--------------------------------------------

(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2004.

(2)  Chandler Insurance owns 100% of the common stock of Chandler USA, which in turn owns
     100% of the common stock of NAICO.  Although Chandler Insurance is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for
     NAICO's benefit.  At December 31, 2004, Chandler Insurance had cash and investments with a fair value of $28.6 million deposited in a trust account for the benefit of NAICO.


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

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998. At December 31, 2004, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses of approximately $3.3 million. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected and has fully reserved the carrying value of such amounts as of December 31, 2003 and 2004.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO incurred charges of $1.7 million, $604,000 and $282,000 during 2002, 2003 and 2004, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

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

                                                          YEAR ENDED DECEMBER 31,
                                               --------------------------------------------
                                                 2000     2001     2002     2003     2004
                                               -------- -------- -------- -------- --------
                                                          (Dollars in thousands)
Other liability:
  Net premiums earned ........................ $ 20,992 $ 17,470 $ 16,458 $ 12,870 $ 18,044
  Loss ratio .................................      56%      57%      80%      94%     121%
Automobile liability:
  Net premiums earned ........................ $ 17,517 $ 13,386 $ 16,526 $ 15,624 $ 17,742
  Loss ratio .................................      78%      70%      81%      49%      61%
Workers compensation:
  Net premiums earned ........................ $ 21,161 $ 16,449 $ 14,808 $ 16,378 $ 17,371
  Loss ratio .................................      70%     105%      99%      72%      85%
Automobile physical damage:
  Net premiums earned ........................ $ 11,434 $ 12,174 $  9,552 $  5,508 $  5,933
  Loss ratio .................................      85%      52%      35%      36%      43%
Property:
  Net premiums earned ........................ $  3,377 $  4,806 $  5,543 $  3,072 $  2,611
  Loss ratio .................................     179%      93%      50%      74%      47%
Surety:
  Net premiums earned ........................ $  6,760 $  4,125 $  3,310 $  2,723 $  1,993
  Loss ratio .................................      33%      57%      59%      34%     134%
Inland marine:
  Net premiums earned ........................ $  1,088 $  1,256 $    760 $    408 $    348
  Loss ratio .................................     142%     143%     100%      54%      29%
Accident and health:
  Net premiums earned ........................ $  3,190 $    319 $      - $      - $      -
  Loss ratio .................................     161%     281%       -%       -%       -%
Total:
  Net premiums earned ........................ $ 85,519 $ 69,985 $ 66,957 $ 56,583 $ 64,042
  Loss ratio .................................      76%      75%      76%      66%      84%
  Underwriting expense ratio (1) .............      30%      33%      34%      47%      34%
                                               -------- -------- -------- -------- --------
  Combined ratio (1) .........................     106%     108%     110%     113%     118%
                                               ======== ======== ======== ======== ========

----------------------------------------------

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

     NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO, and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Any changes in the estimates are reflected in current operating results. Such changes in estimates may be material. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses were approximately $5.7 million and $3.7 million at December 31, 2003 and 2004, respectively. NAICO's statutory-based reserves (reserves calculated in accordance with an insurer's domiciliary state insurance regulatory authorities) do not differ from its reserves reported on the basis of accounting principles generally accepted in the United States of America ("GAAP"). NAICO does not discount its reserves for unpaid losses or loss adjustment expenses.

     NAICO participates in various pools covering workers compensation risks for insureds who were unable to purchase this coverage from an insurance company on a voluntary basis. The consolidated financial statements reflect the reserves for unpaid losses and loss adjustment expenses and net premiums earned from its participation in the pools.

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

                                                             YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                   2000      2001      2002      2003      2004
                                                --------- --------- --------- --------- ---------
                                                               (In thousands)

Net balance at beginning of year .............. $ 51,378  $ 46,707  $ 32,812  $ 33,191  $ 29,343
                                                --------- --------- --------- --------- ---------
Net losses and loss adjustment expenses incurred
  related to:
    Current year ..............................   60,020    39,881    34,928    26,108    27,436
    Prior years ...............................    4,979    12,669    15,784    11,092    26,345
                                                --------- --------- --------- --------- ---------
      Total ...................................   64,999    52,550    50,712    37,200    53,781
                                                --------- --------- --------- --------- ---------
Net paid losses and loss adjustment expenses
  related to:
    Current year ..............................  (33,661)  (22,646)  (13,283)  (10,626)  (10,222)
    Prior years ...............................  (36,009)  (43,799)  (37,050)  (30,422)  (28,207)
                                                --------- --------- --------- --------- ---------
      Total ...................................  (69,670)  (66,445)  (50,333)  (41,048)  (38,429)
                                                --------- --------- --------- --------- ---------
Net balance at end of year .................... $ 46,707  $ 32,812  $ 33,191  $ 29,343  $ 44,695
                                                ========= ========= ========= ========= =========


     NAICO has experienced a significant amount of incurred losses related to prior accident years during the 2001, 2002, 2003 and 2004 calendar years. The loss development occurred primarily in the 1997-2001 accident years. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

     During 2001, NAICO experienced adverse loss development totaling $12.7 million due primarily to increased loss severity in the standard property and casualty and political subdivisions programs. A substantial part of this loss development was for workers compensation losses in the 1999 accident year. NAICO's net retention for workers compensation losses increased substantially in 1999 due to the rescission of certain reinsurance treaties covering this line of business. Also contributing to the adverse loss development were provisions for potentially uncollectible reinsurance and deductibles of approximately $1.2 million during 2001, an increase in losses in the surety bond program and approximately $878,000 in losses for the runoff of a discontinued group accident and health program.

     During 2002, NAICO experienced adverse loss development totaling $15.8 million primarily in the standard property and casualty program including both liability lines and workers compensation. This adverse development was primarily due to an increase in loss severity within the 1997-2000 accident years. The adverse development included approximately $2.0 million for provisions for potentially uncollectible reinsurance and deductibles.

     During 2003, NAICO experienced adverse loss development totaling $11.1 million primarily in the standard property and casualty program. This adverse development was due primarily to an increase in losses in the workers compensation and other liability lines of business in the 1998-2001 accident years. A reduction in losses for the 2002 accident year partially offset this adverse development. The adverse loss development included approximately $1.3 million for provisions for potentially uncollectible reinsurance and deductibles.

     During 2004, NAICO experienced adverse loss development totaling $26.3 million primarily in the standard property and casualty and political subdivisions programs. This adverse development was due primarily to an increase in losses in the workers compensation and other liability lines of business in the 1997-2002 accident years. The adverse development in the 2002 accident year partially offset the reduction in losses for this accident year that was recorded during 2003. The adverse loss development included approximately $409,000 for provisions for potentially uncollectible reinsurance and deductibles. Reserves for unpaid losses and loss adjustment expenses, net of related reinsurance recoverables, were $44.7 million at December 31, 2004 compared to $29.3 million at December 31, 2003, an increase of $15.4 million or 52%.

     The following table represents the development of net balance sheet reserves for 1995 through 2004. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date, including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability.
The estimate for unpaid losses and loss adjustment expenses changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the revised estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative (deficiency) redundancy" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance.
The gross cumulative deficiency or redundancy results from the same factors as those described above for the net amounts, and is also impacted by development of large claims that exceed NAICO's net retention including umbrella and surety per principal losses where NAICO has little or no net retention.

     In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 1998 for claims that occurred in 1995 will be included in the cumulative deficiency amount for years 1995, 1996, 1997 and 1998. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

                                                                     DEVELOPMENT OF RESERVES
                                                                        AS OF DECEMBER 31,
                               -----------------------------------------------------------------------------------------------------
                                  1995      1996      1997      1998      1999      2000       2001       2002      2003      2004
                               --------- --------- --------- --------- --------- ---------- ---------- ---------- --------- --------
                                                                         (In thousands)
Net reserve for unpaid losses
 and loss adjustment
 expenses .................... $ 58,340  $ 53,845  $ 54,035  $ 39,921  $ 51,378  $  46,707  $  32,812  $  33,191  $ 29,343  $ 44,695
Net paid (cumulative) as of
 One year later ..............   31,768    28,572    30,330    23,896    36,009     43,799     37,050     30,422    28,207
 Two years later .............   44,471    40,857    42,934    34,966    58,979     66,141     60,560     51,375
 Three years later ...........   49,262    45,668    49,735    45,390    72,052     81,635     77,413
 Four years later ............   51,101    47,995    56,306    51,364    80,860     91,403
 Five years later ............   52,126    50,700    58,843    55,445    86,257
 Six years later .............   54,040    51,878    60,821    58,062
 Seven years later ...........   54,574    52,964    62,720
 Eight years later ...........   55,294    54,407
 Nine years later ............   56,364

Net liability re-estimated as of
 One year later ..............   59,644    55,713    55,772    43,441    56,357     59,376     48,596     44,283    55,688
 Two years later .............   59,605    55,599    56,362    45,373    67,469     74,325     67,903     70,058
 Three years later ...........   59,155    54,528    58,176    50,146    77,842     86,377     89,608
 Four years later ............   58,247    54,834    61,096    55,303    83,860    100,408
 Five years later ............   58,445    55,615    62,750    58,060    91,704
 Six years later .............   58,567    56,347    63,629    62,995
 Seven years later ...........   59,013    56,879    67,608
 Eight years later ...........   59,296    59,243
 Nine years later ............   61,152

Net cumulative (deficiency)
 redundancy .................. $ (2,812) $ (5,398) $(13,573) $(23,074) $(40,326) $ (53,701) $ (56,796) $ (36,867) $(26,345) $      -

Supplemental gross data:
 Gross liability ............. $116,149  $ 78,114  $ 73,721  $ 80,701  $ 98,460  $ 100,173  $  84,756  $  92,606  $ 87,768  $108,233
 Reinsurance recoverable .....   57,809    24,269    19,686    40,780    47,082     53,466     51,944     59,415    58,425    63,538
                               --------- --------- --------- --------- --------- ---------- ---------- ---------- --------- --------
 Net liability - end of year.. $ 58,340  $ 53,845  $ 54,035  $ 39,921  $ 51,378  $  46,707  $  32,812  $  33,191  $ 29,343  $ 44,695
                               ========= ========= ========= ========= ========= ========== ========== ========== ========= ========
 Gross re-estimated
   liability -  latest ....... $124,032  $ 98,346  $102,442  $131,420  $182,532  $ 244,570  $ 264,809   $ 203,881  $141,038
 Re-estimated recoverable -
   latest ....................   62,924    39,147    34,878    68,425    90,828    144,162    175,201     133,823    85,350
                               --------- --------- --------- --------- --------- ---------- ---------- ---------- ---------
 Net re-estimated
   liability - latest ........ $ 61,108  $ 59,199  $ 67,564  $ 62,995  $ 91,704  $ 100,408  $  89,608  $  70,058  $ 55,688
                               ========= ========= ========= ========= ========= ========== ========== ========== =========
Gross cumulative (deficiency)
 redundancy .................. $ (7,883) $(20,232) $(28,721) $(50,719) $(84,072) $(144,397) $(180,053) $(111,275) $(53,270)
                               ========= ========= ========= ========= ========= ========== ========== ========== =========


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

     Investments are purchased to support the investment strategies of Chandler USA and its subsidiaries, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and their mix of business. At the time of purchase, investments in debt securities that Chandler USA has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments in debt securities classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. Chandler USA has not classified any investments as trading account assets. Debt securities not classified as held to maturity or trading and equity securities are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of deferred income tax as a separate component of other comprehensive income until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of securities below their carrying value that are other than temporary are recognized in earnings.

     As of December 31, 2004, all of the investments of NAICO were in fixed-maturity investments (rated Aa3 or A+ or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), mutual funds that invest in equity securities, interest-bearing money market accounts, collateralized repurchase agreements and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. NAICO's investment portfolio is managed by the Investment Committee of its Board of Directors. For additional information, see Notes to Consolidated Financial Statements.

DEBENTURES

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures (the "Debentures") with a maturity date of July 16, 2014. The Debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The indenture governing the Debentures was amended during 2003 to clarify that purchases of Debentures by Chandler USA through private treaty or on the open market for an agreed price of less than the sum of the principal amount and accrued interest are not considered to be a redemption of the Debentures, and that any such Debentures purchased by Chandler USA will be cancelled. Chandler USA purchased and cancelled $16.7 million and $275,000 principal amount of the Debentures during 2003 and 2004, respectively, and at December 31, 2004, there was $6,979,000 principal amount of the Debentures outstanding. Chandler USA's subsidiaries and affiliates are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. For additional information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

TRUST PREFERRED SECURITIES

     In May 2003, Chandler USA established Chandler Capital Trust I ("Trust I") by purchasing all of its common securities for $403,000. Trust I is a Delaware statutory business trust and is a wholly owned non-consolidated subsidiary of Chandler USA. On May 22, 2003, Trust I issued $13.0 million of capital securities (the "Trust I Preferred Securities") to InCapS Funding I, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Trust I used the proceeds from the issuance to purchase $13,403,000 of 9.75% junior subordinated debentures (the "Junior Debentures I") of Chandler USA. Distributions on the Junior Debentures I are payable quarterly at a fixed annual rate of 9.75%. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures I, with such deferred payments accruing interest compounded quarterly. The Junior Debentures I are subject to a mandatory redemption on May 23, 2033, but they may be redeemed after five years at a premium of half the fixed rate coupon declining ratably to par in the 10th year.

     The Junior Debentures I are the sole assets of Trust I and Trust I will distribute any cash payments it receives thereon to the holders of its preferred and common securities. Distributions on the Trust I Preferred Securities are payable quarterly at a fixed annual rate of 9.75%. Trust I may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust I Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust I Preferred Securities are subject to a mandatory redemption on May 23, 2033, but they may be redeemed after five years at a premium of half the fixed rate coupon declining ratably to par in the 10th year. All payments by Trust I regarding the Trust I Preferred Securities are guaranteed by Chandler USA.

     In December 2003, Chandler USA established Chandler Capital Trust II ("Trust II") by purchasing all of its common securities for $217,000.
Trust II is a Delaware statutory business trust and is a wholly owned non-consolidated subsidiary of Chandler USA. On December 16, 2003, Trust II issued $7.0 million of capital securities (the "Trust II Preferred Securities") to InCapS Funding II, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Trust II used the proceeds from the issuance to purchase $7,217,000 of floating rate junior subordinated debentures (the "Junior Debentures II") of Chandler USA. Distributions on the Junior Debentures II are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 6.17% at December 31, 2004. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures II, with such deferred payments accruing interest compounded quarterly. The Junior Debentures II are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium.

     The Junior Debentures II are the sole assets of Trust II and Trust II will distribute any cash payments it receives thereon to the holders of its preferred and common securities. Distributions on the Trust II Preferred Securities are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 6.17% at December 31, 2004. Trust II may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust II Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust II Preferred Securities are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium. All payments by Trust II regarding the Trust II Preferred Securities are guaranteed by Chandler USA.

     The sale of the Trust I Preferred Securities and the Trust II Preferred Securities during 2003 resulted in net proceeds of $19.3 million to Chandler USA, net of placement costs. Issuance costs in the amount of $711,000 have been capitalized and are being amortized over the stated maturity periods of thirty years. Chandler USA used $13.3 million of the proceeds to purchase $16.7 million principal amount of its outstanding Debentures during 2003. The Debentures purchased by Chandler USA were cancelled. The purchase and cancellation of the Debentures resulted in a pre-tax gain of $3.1 million during 2003, net of an adjustment to unamortized issuance costs, which is included in other income in the consolidated statement of operations. Chandler USA also contributed $5.0 million of the proceeds to NAICO to be used for general corporate purposes.

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

EMPLOYEES AND ADMINISTRATION

     At December 31, 2004, Chandler USA and its subsidiaries had approximately 260 full-time employees. Chandler USA and its subsidiaries generally have enjoyed good relations with their employees.

COMPETITION

     NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

     An insurance company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. During much of the last decade, the industry has generally had excess underwriting capacity resulting in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO has been able to increase its pricing for most coverages from 2000 through 2004, which has generally been the trend industry wide. However, NAICO continues to experience competition in all of its programs. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

     As of December 31, 2004, NAICO had statutory earned surplus of $3.8 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2005 without the approval of the Oklahoma Department of Insurance is $3.8 million. NAICO paid shareholder dividends to Chandler USA totaling $3.5 million in 2002 and $3.4 million in 2004.

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


The ratios of total adjusted capital to authorized control level RBC for NAICO were 6.7:1 and 4.8:1 at December 31, 2003 and 2004, respectively. Therefore, NAICO's total adjusted capital exceeds the level that would trigger regulatory attention pursuant to the risk-based capital requirement.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

     The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies "usual values" for each ratio. Departure from the "usual values," which fluctuate annually, on four or more ratios generally leads to inquiries from individual state insurance commissioners. NAICO had seven 2004 ratios that were outside of the "usual values," five of which resulted primarily from adverse loss development as explained below.

     NAICO's "change in net writings" for 2004 was 36% compared to a usual value of greater than (33%) and less than 33%. The increase was due primarily to the decrease in reinsurance purchased in 2004 which resulted in an increase in net premiums written of $18.6 million.

     NAICO's "two-year overall operating ratio" for 2004 was 107% compared to a usual value of less than 100%. Factors that contributed to NAICO's ratio include a lower ratio of investment income to net premiums earned due primarily to lower interest rates experienced during 2004, and to adverse loss development recorded during 2003 and 2004 for accident years prior to 2003. Excluding this loss development, the two-year overall operating ratio would have been 77% for 2004.

     NAICO's "investment yield" as calculated using the IRIS formula was 3.6% during 2004 compared to a usual value of greater than 4.5% and less than 10.0%. NAICO maintains a high-quality investment portfolio, with no non-investment grade bonds, derivative instruments or real estate investments (other than real estate occupied by the company). NAICO's investment yield is largely dependent upon prevailing levels of interest rates. The significant decline in interest rates in recent years had a significant impact on NAICO's investment yield. Moreover, in periods of relatively low interest rates, NAICO generally shortens maturities and accepts lower yields to reduce market risk for future rate increases.

     NAICO's "change in policyholders' surplus" for 2004 was (16%) compared to a usual value of greater than (10%) and less than 50%. The decrease in surplus was due to the adverse loss development experienced during 2004, and to the payment of a shareholder dividend in the amount of $3.4 million to Chandler USA.

     NAICO's "one-year reserve development to policyholders' surplus" and "two-year reserve development to policyholders' surplus" for 2004 were 50% and 78%, respectively, compared to usual values of less than 20% for each ratio. The primary reason for these unusual values was adverse loss development experienced during 2003 and 2004 related to the 1997 - 2002 accident years. This adverse loss development relates primarily to the workers compensation and other liability lines of business in NAICO's standard property and casualty and political subdivisions programs. Also contributing to the adverse loss development were provisions for potentially uncollectible reinsurance recoverables and deductibles of $1.3 million and $409,000 during 2003 and 2004, respectively. Statutory accounting requires that these write-downs of receivables and recoverables be reflected as prior year loss development.

     NAICO's "estimated current reserve deficiency to policyholders' surplus" was 44% at December 31, 2004 compared to a usual value of less than 25%. The adverse loss development experienced in 2003 and 2004 related to prior accident years was primarily responsible for this ratio being outside of the normal range. NAICO experienced significant growth from 1996 through 2000, with gross premiums written increasing from $108 million in 1996 to $197 million in 2000. Since 2000, NAICO has implemented substantial price increases on most lines of business. NAICO also exited some classes of business and non-renewed accounts with unfavorable frequency and/or severity characteristics. These actions resulted in a reduction in gross premiums written from $197 million in 2000 to $122 million in 2004. Management believes that while the insured exposure base has been significantly reduced, the premium for that exposure has increased significantly. The calculation of this ratio assumes that factors that led to past under reserving will cause current under reserving without regard to changes in premium volume, premium rates, product mix, the amount of risk retained by NAICO and current reserving practices.

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

ITEM 3.  LEGAL PROCEEDINGS

     See Note 11 to Consolidated Financial Statements for a discussion of litigation matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the common stock of Chandler USA, its sole class of common equity on the date hereof, is owned by Chandler Insurance. Chandler USA has never paid cash dividends on its common shares.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from the consolidated financial statements of Chandler USA and its subsidiaries, which appear in Item 15(a). The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 2000, and the related consolidated statement of operations, comprehensive income, shareholder's equity and cash flows for the year ended December 31, 2000 were audited by Deloitte & Touche LLP, independent auditors, whose independent auditors' report expressed an unqualified opinion and
included an explanatory paragraph relating to litigation.   The consolidated
balance sheets of Chandler USA and its subsidiaries as of December 31, 2001, 2002, 2003 and 2004 and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for the years ended December 31, 2001, 2002, 2003 and 2004 have been audited by Tullius Taylor Sartain & Sartain LLP, independent auditors, whose independent auditors' report expresses an unqualified opinion. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of Chandler USA and the notes thereto appearing in Item 15(a). All periods have been restated to reflect the results of L&W as a discontinued operation.

                                                                   YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                       2000       2001       2002       2003       2004
                                                    ---------- ---------- ---------- ---------- ----------
OPERATING DATA (1)                                                  (Dollars in thousands)
Revenues
     Direct premiums written and assumed .......... $ 197,196  $ 158,964  $ 140,162  $ 118,444  $ 121,651
                                                    ========== ========== ========== ========== ==========
     Net premiums earned .......................... $  85,519  $  69,985  $  66,957  $  56,583  $  64,042
     Investment income, net .......................     4,281      3,632      2,540      2,148      3,186
     Interest income, net from related parties ....         -        371        380        412        491
     Realized investment gains, net ...............       144      2,654        794      2,351        652
     Other income (2) .............................       301        101        261      5,077        640
                                                    ---------- ---------- ---------- ---------- ----------
Total revenues ....................................    90,245     76,743     70,932     66,571     69,011
                                                    ---------- ---------- ---------- ---------- ----------

Operating expenses
     Losses and loss adjustment expenses ..........    64,999     52,550     50,712     37,200     53,781
     Policy acquisition costs .....................    16,882     10,869     10,239     11,278     11,039
     General and administrative expenses ..........    10,557     11,549     12,473     13,486     12,380
     Interest expense .............................     2,255      2,240      2,234      2,441      2,397
                                                    ---------- ---------- ---------- ---------- ----------
Total operating expenses ..........................    94,693     77,208     75,658     64,405     79,597
                                                    ---------- ---------- ---------- ---------- ----------
Income (loss) from continuing operations before
      income taxes ................................    (4,448)      (465)    (4,726)     2,166    (10,586)
Federal income tax benefit (provision) ............     1,347        (16)     1,680       (192)     3,582
                                                    ---------- ---------- ---------- ---------- ----------
Income (loss) from continuing operations ..........    (3,101)      (481)    (3,046)     1,974     (7,004)

Income (loss) from discontinued operations ........      (894)      (622)       284          -          -
Gain on sale of subsidiary ........................         -          -        671          -          -
                                                    ---------- ---------- ---------- ---------- ----------
Net income (loss) ................................. $  (3,995) $  (1,103) $  (2,091) $   1,974  $  (7,004)
                                                    ========== ========== ========== ========== ==========

Combined loss and underwriting expense ratio (3) ..       106%       108%       110%       113%       118%

BALANCE SHEET DATA
Cash and investments .............................. $ 104,760  $  73,378  $  68,276  $  69,198  $  86,913
Amounts due from related parties ..................         -      7,880     10,582      9,642     10,891
Total assets ......................................   273,498    234,809    229,855    218,213    237,297
Unpaid losses and loss adjustment expenses ........   100,173     84,756     92,606     87,768    108,233
Amounts due to related parties ....................       717          -          -          -          -
Debentures ........................................    24,000     24,000     24,000      7,254      6,979
Junior subordinated debentures issued to affiliated
     trusts .......................................         -          -          -     20,620     20,620
Total liabilities .................................   228,647    191,067    186,855    174,374    201,105
Shareholder's equity ..............................    44,851     43,742     43,000     43,839     36,192

-----------------------------------------------------

(1)  All periods have been restated to reflect the results of L&W as a discontinued operation.  See Note 4 to Consolidated Financial Statements for more information.

(2)  Other income included a $3.1 million gain on the purchase and cancellation of $16.7 million principal amount of Debentures in 2003, and $1.7 million and $368,000 for the amortization of the deferred gain on a sale and leaseback transaction in 2003 and 2004, respectively.  For additional information, see "MANAGEMENT'S
     DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

(3)  Interest expense and certain litigation expenses are not considered underwriting expenses and have been excluded from this ratio.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     References to Chandler USA which follow within this Item 7 refer to Chandler USA and its subsidiaries on a consolidated basis unless otherwise indicated.

     Chandler USA is engaged in various property and casualty insurance operations through its wholly owned subsidiaries, NAICO and CIMI. NAICO writes various property and casualty insurance products through three separate marketing programs: standard property and casualty, political subdivisions and surety bonds. The lines of insurance written by NAICO are commercial coverages consisting of workers compensation, automobile liability, other liability (including general liability, products liability and umbrella liability), automobile physical damage, property, surety and inland marine. NAICO markets these products through a network of independent insurance agents. A portion of the insurance written by NAICO is reinsured by Chandler USA's parent Chandler Insurance. CIMI maintains certain wholesale operations related to NAICO's school districts and trucking insurance.

SUMMARY OF RESULTS

     For the year ended December 31, 2004, Chandler USA had a net loss of $7.0 million compared to net income of $2.0 million for 2003 and a net loss of $2.1 million for 2002. For 2004 and 2003, the income (loss) from continuing operations was the same as the net income (loss). Loss from continuing operations was $3.0 million during 2002. Net income for 2003 included $3.1 million in gains on the purchase and cancellation of $16.7 million principal amount of Debentures, and $1.7 million for the amortization of the deferred gain on a sale and leaseback transaction. These transactions are discussed in more detail under "Other Income" and "Liquidity and Capital Resources." The net loss in 2004 is primarily due to the adverse loss development experienced by Chandler USA. See "Losses and Loss Adjustment Expenses."

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

DISCONTINUED OPERATIONS

     In December 2002, Chandler USA completed the sale of its wholly owned subsidiary L&W to Brown & Brown, Inc. for $3.6 million. Chandler USA recorded an after-tax gain of $671,000 on the sale in 2002 based on the minimum purchase price for the transaction. The gain on the sale may be increased depending on certain adjustments to the purchase price as defined in the terms of the transaction. Following the completion of the sale, L&W changed its name to Brown & Brown of Central Oklahoma, Inc. ("B&B"). L&W previously functioned as Chandler USA's agency segment and is presented as discontinued operations.

     B&B continues to be a significant producer of business for NAICO. Retail business produced by B&B and placed with NAICO constituted approximately 13% of NAICO's direct premiums written and assumed in 2004. Chandler USA agreed to indemnify Brown & Brown, Inc. for any breach of a representation, warranty or covenant made in connection with the sale for a period of three years, and has established a letter of credit in the amount of $500,000 for the benefit of Brown & Brown, Inc. as security.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. If management determines, as a result of its consideration of facts and circumstances, that changes in estimates and assumptions are appropriate, results of operations and financial position as reported in the consolidated financial statements may change significantly. Management has identified the following accounting policies as critical in understanding Chandler USA's reported financial results.

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Insurance companies provide in their financial statements reserves for unpaid losses and loss adjustment expenses which are estimates of the expense of investigation and settlement of all reported and incurred but not reported losses under their previously issued insurance policies and reinsurance contracts. In estimating reserves, insurance companies use various standardized methods based on historical experience and payment and reporting patterns for the type of risk involved. The application of these methods necessarily involves subjective determinations by the personnel of the insurance company. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount of and uncertainty in the estimates is affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs, such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that expand insurance coverage after the insurance policy was priced and sold. In recent years, certain of these factors have contributed to incurred amounts that were significantly higher than original estimates. Accordingly, the loss and loss adjustment expense reserves may not accurately predict an insurance company's ultimate liability for unpaid claims.

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

DEFERRED INCOME TAXES

     Chandler USA uses an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if it is more likely than not that some portion of the deferred tax asset will not be realized. The determination of whether a valuation allowance is appropriate requires the exercise of management judgment.

     At December 31, 2004, Chandler USA had a net operating loss carryforward available for U.S. Federal income taxes of $11.8 million which begins to expire in 2023. Chandler USA has concluded that the deferred tax asset including the federal net operating loss carryforwards are more likely than not to be realized. Chandler USA anticipates that its future U.S. consolidated income tax will be sufficient to utilize the federal net operating losses within the required time. Chandler USA will continue to evaluate income generated in future periods in determining the reasonableness of its position. If Chandler USA determines that future income is insufficient to cause the realization of the federal net operating losses within the required time, a valuation allowance will be established.

     In addition, Chandler USA, at December 31, 2004, had net operating loss carryforwards available for Oklahoma state income taxes totaling approximately $53.2 million which expire in the years 2005 through 2024. At December 31, 2004, Chandler USA also had a capital loss carryforward for U.S. Federal income taxes of $1.1 million which expires in 2007. A valuation allowance has been provided for the tax effect of the state net operating loss and the net capital loss carryforwards since realization of such amounts is not considered more likely than not.

   OTHER

     See Note 1 to Consolidated Financial Statements for information related to other accounting and reporting policies.

ECONOMIC CONDITIONS

     The impact of a recession on Chandler USA would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the Southwest and Midwest areas of the United States. Approximately $108 million, or 89%, of NAICO's direct written premiums in 2004 were in the states of Oklahoma and Texas. An economic downturn in these states could have a significant adverse impact on Chandler USA. A recession might also cause defaults on fixed-income securities or a decrease in the value of the equity mutual funds owned by NAICO. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

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

     A company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. During much of the last decade, the industry has generally had excess underwriting capacity resulting in depressed premium rates and expanded policy terms, which generally occur when excess underwriting capacity exists. NAICO has been able to increase its pricing for most coverages from 2000 through 2004, which has generally been the trend industry wide. However, NAICO continues to experience competition in all of its programs. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

     Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include the redefinition of risk exposure in areas such as product liability, environmental damage and workers compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized through coverage re-pricing, if permitted by applicable regulations, or limitations or cessation of the affected business.

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


                                              YEAR ENDED DECEMBER 31,
                                         ----------------------------------
                                            2002        2003        2004
                                         ----------  ----------  ----------
                                               (Dollars in thousands)
INSURANCE PROGRAMS
----------------------------------------
STANDARD PROPERTY AND CASUALTY
  Net premiums earned .................. $  49,570   $  45,521   $  54,278
  Financial year loss ratio ............      81.1%       65.1%       79.0%
  Accident year loss ratio .............      50.5%       48.4%       43.6%
POLITICAL SUBDIVISIONS
  Net premiums earned .................. $  13,829   $   8,093   $   7,269
  Financial year loss ratio ............      55.9%       70.7%       98.0%
  Accident year loss ratio .............      34.7%       43.8%       37.9%
SURETY BONDS
  Net premiums earned .................. $   3,310   $   2,724   $   1,993
  Financial year loss ratio ............      59.4%       33.5%      134.4%
  Accident year loss ratio .............      24.0%       31.1%       37.2%
OTHER (1)
  Net premiums earned .................. $     248   $     245   $     502
  Financial year loss ratio ............     332.7%      374.0%      215.3%
  Accident year loss ratio .............      73.5%      110.1%       51.3%
TOTAL
  Net premiums earned .................. $  66,957   $  56,583   $  64,042
  Financial year loss ratio ............      75.7%       65.7%       84.0%
  Accident year loss ratio .............      46.0%       47.1%       42.8%

--------------------------------

(1) This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.



                                              YEAR ENDED DECEMBER 31,
                                         ----------------------------------
                                            2002        2003        2004
                                         ----------  ----------  ----------
                                               (Dollars in thousands)
LINES OF INSURANCE
---------------------------------------
OTHER LIABILITY
  Net premiums earned .................  $  16,458   $  12,870   $  18,044
  Financial year loss ratio ...........       80.2%       94.0%      120.9%
  Accident year loss ratio ............       50.2%       44.5%       34.8%
AUTOMOBILE LIABILITY
  Net premiums earned .................  $  16,526   $  15,624   $  17,742
  Financial year loss ratio ...........       81.2%       49.4%       61.2%
  Accident year loss ratio ............       49.3%       41.6%       55.1%
WORKERS COMPENSATION
  Net premiums earned .................  $  14,808   $  16,378   $  17,371
  Financial year loss ratio ...........       99.4%       71.8%       85.5%
  Accident year loss ratio ............       53.5%       58.3%       41.8%
AUTOMOBILE PHYSICAL DAMAGE
  Net premiums earned .................  $   9,552   $   5,508   $   5,933
  Financial year loss ratio ...........       35.3%       36.0%       42.9%
  Accident year loss ratio ............       35.8%       35.0%       39.6%
PROPERTY
  Net premiums earned .................  $   5,543   $   3,072   $   2,611
  Financial year loss ratio ...........       49.9%       73.7%       46.8%
  Accident year loss ratio ............       33.9%       64.4%       36.3%
SURETY
  Net premiums earned .................  $   3,310   $   2,723   $   1,993
  Financial year loss ratio ...........       59.4%       33.5%      134.4%
  Accident year loss ratio ............       24.1%       31.1%       37.2%
INLAND MARINE
  Net premiums earned .................  $     760   $     408   $     348
  Financial year loss ratio ...........       99.7%       54.1%       29.5%
  Accident year loss ratio ............       46.2%       34.8%       21.6%
TOTAL
  Net premiums earned .................  $  66,957   $  56,583   $  64,042
  Financial year loss ratio ...........       75.7%       65.7%       84.0%
  Accident year loss ratio ............       46.0%       47.1%       42.8%


PREMIUMS EARNED

     The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance for each year presented:


                                             GROSS PREMIUMS EARNED        NET PREMIUMS EARNED
                                          --------------------------  --------------------------
        INSURANCE PROGRAMS                  2002     2003     2004      2002     2003     2004
----------------------------------------- -------- -------- --------  -------- -------- --------
                                                              (In thousands)
Standard property and casualty .......... $106,051 $ 93,193 $ 92,894  $ 49,570 $ 45,521 $ 54,278
Political subdivisions ..................   35,159   28,926   21,679    13,829    8,093    7,269
Surety bonds ............................    5,104    3,908    2,788     3,310    2,724    1,993
Other ...................................      249      252      507       248      245      502
                                          -------- -------- --------  -------- -------- --------
TOTAL ................................... $146,563 $126,279 $117,868  $ 66,957 $ 56,583 $ 64,042
                                          ======== ======== ========  ======== ======== ========



                                             GROSS PREMIUMS EARNED        NET PREMIUMS EARNED
                                          --------------------------  --------------------------
        LINES OF INSURANCE                  2002     2003     2004      2002     2003     2004
----------------------------------------- -------- -------- --------  -------- -------- --------
                                                              (In thousands)
Other liability ......................... $ 36,078 $ 34,715 $ 35,438  $ 16,458 $ 12,870 $ 18,044
Automobile liability ....................   27,143   27,538   26,660    16,526   15,624   17,742
Workers compensation ....................   41,958   29,821   26,995    14,808   16,378   17,371
Automobile physical damage ..............   10,745    9,146    9,154     9,552    5,508    5,933
Property ................................   22,722   19,359   15,130     5,543    3,072    2,611
Surety ..................................    5,104    3,908    2,788     3,310    2,723    1,993
Inland marine ...........................    2,813    1,792    1,703       760      408      348
                                          -------- -------- --------  -------- -------- --------
TOTAL ................................... $146,563 $126,279 $117,868  $ 66,957 $ 56,583 $ 64,042
                                          ======== ======== ========  ======== ======== ========

     Gross premiums earned decreased 14% and 7% in 2003 and 2004, respectively. These decreases were primarily the result of NAICO's continued efforts to improve underwriting profitability and increased competition within the Oklahoma school districts portion of the political subdivision program. Gross premiums earned in Texas decreased 18% and 3% in 2003 and 2004, respectively, and gross premiums earned in Oklahoma decreased 15% and 8% in 2003 and 2004. The workers compensation and property lines of business accounted for a significant portion of the decreases. A majority of NAICO's property premiums is written in the political subdivisions program.
Net premiums earned decreased 15% in 2003 and increased 13% in 2004. The decrease in 2003 is primarily the result of the decrease in gross earned premiums during this period. The increase in 2004 is due primarily to changes in NAICO's reinsurance programs for certain excess of loss and quota share reinsurance. Effective January 1, 2004, NAICO discontinued a quota share reinsurance arrangement that covered casualty, workers compensation and physical damage risks produced by certain agents. Effective April 1, 2004, NAICO increased its net retention to include 56% of the layer covering $500,000 excess of $500,000 of loss per occurrence for its casualty and workers compensation risks, and effective July 1, 2004, NAICO increased its net retention to include 70% of this layer. These changes increased NAICO's net retention for these lines of business and also increased net premiums earned.

     Gross premiums earned in the standard property and casualty program decreased 12% and less than 1% in 2003 and 2004, respectively. The decrease in 2003 was due primarily to discontinuing certain accounts where rates were not believed to be adequate. Increases in premium rates partially offset the decrease in premium production. Gross premiums earned in Texas decreased $9.9 million and $685,000 in 2003 and 2004, respectively, and gross premiums earned in Oklahoma decreased $6.0 million in 2003 and increased $1.7 million in 2004. Net premiums earned decreased 8% in 2003 and increased 19% in 2004. The increase in 2004 is due primarily to reinsurance changes described above.

     Gross premiums earned in the political subdivision program decreased 18% and 25% in 2003 and 2004, respectively. The decrease in gross premiums earned is due primarily to increased competition in the school districts portion of the program in Oklahoma. Gross premiums earned for the municipality portion of the program decreased $2.3 million and $529,000 in 2003 and 2004, respectively, as NAICO discontinued writing most of these accounts in 2003 and did not write any in 2004. Net premiums earned decreased 41% and 10% in 2003 and 2004, respectively. The decrease in 2003 was due to the decrease in gross premiums earned, and to Chandler Insurance assuming a portion of the risk for the property and automobile physical damage coverages. The decrease in 2004 was due to a decrease in gross premiums earned and was partially offset by the reinsurance changes described above.

     Gross premiums earned in the surety bond program decreased 23% and 29% in 2003 and 2004, respectively. The decreases are primarily due to stricter underwriting policies as NAICO continues to focus on improving underwriting profitability in this program and to the bail bond portion of the program that was discontinued in 2003. Gross premiums earned for the bail bond portion of the program decreased $1.1 million and $1.0 million in 2003 and 2004, respectively. Net premiums earned decreased 18% and 27% in 2003 and 2004, respectively. NAICO elected not to renew its construction surety bond excess of loss reinsurance effective April 1, 2003 due to the decreased premium volume in this program and to the current market for this reinsurance.

     Other programs in the preceding table include premiums from the runoff of various programs which are no longer offered by NAICO and NAICO's participation in various mandatory pools covering workers compensation for insureds that were unable to purchase this coverage from an insurance company on a voluntary basis.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At December 31, 2004, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds and mutual funds that invest in equity securities, with approximately 8% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net investment income from continuing operations, excluding interest income from related parties, decreased 15% in 2003 and increased 48% in 2004. The decrease in 2003 was due primarily to lower interest rates. The increase in 2004 was due primarily to NAICO receiving $577,000 in interest from an arbitration award in addition to an increase in fixed maturity investments during the year. Interest income from related parties was $380,000, $412,000 and $491,000 during 2002, 2003 and 2004, respectively. See Liquidity and Capital Resources.

     Net realized investment gains were $794,000, $2,351,000 and $652,000 in 2002, 2003 and 2004, respectively. Realized investment gains in 2003 included a gain of $1.7 million from the sale of 19,371 shares of common stock of Insurance Services Office, Inc. ("ISO"). NAICO received these shares in 1997 as a result of ISO converting to a for-profit corporation.

     The average net yield on the fixed maturity portfolio, including net realized investment gains, was 4.8%, 6.7% and 4.0% in 2002, 2003 and 2004, respectively. The average net yield on the fixed maturity portfolio, excluding net realized investment gains, was 3.7%, 3.2% and 3.2% for 2002, 2003 and 2004, respectively. Chandler USA excludes interest income from related parties when calculating its average net yield on the portfolio. Chandler USA's average net yield has been reduced by investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduce Chandler USA's average net yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans. Based on information provided by the premium finance company, the outstanding balance of premiums financed at December 31, 2004 was approximately $11.0 million. The average yield on the fixed maturity portfolio before deducting investment expenses was 4.4%, 3.6% and 3.6% in 2002, 2003 and 2004, respectively, excluding capital gains.

OTHER INCOME

     During 2003, Chandler USA's other income included a $3.1 million gain on the purchase and cancellation of $16.7 million of its Debentures. In addition, the amortization of a deferred gain related to a sale and leaseback transaction increased other income by $1.7 million in 2003. During 2004, the remaining $368,000 of deferred gain was amortized into income. The deferred gain was amortized into income over the final year of the lease following the exercise of the option for Chandler USA to repurchase the equipment at the end of the lease.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     Chandler USA estimates losses and loss adjustment expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and are periodically reviewed by independent professional actuaries. See "BUSINESS - Reserves."

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 75.7%, 65.7% and 84.0% in 2002, 2003 and 2004, respectively. Weather-related losses (net of applicable reinsurance) from wind and hail were $1.5 million, $1.9 million and $761,000 in 2002, 2003 and 2004, respectively, and increased the respective loss ratios by 2.2, 3.4 and 1.2 percentage points.

     NAICO has experienced a significant amount of incurred losses related to prior accident years during the 2002, 2003 and 2004 calendar years. The loss development occurred primarily in the 1997-2001 accident years. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

     During 2002, NAICO experienced adverse loss development totaling $15.8 million primarily in the standard property and casualty program including both liability lines and workers compensation. This adverse development was primarily due to an increase in loss severity within the 1997-2000 accident years. The adverse development included approximately $2.0 million for provisions for potentially uncollectible reinsurance and deductibles.

     During 2003, NAICO experienced adverse loss development totaling $11.1 million primarily in the standard property and casualty program. This adverse development was due primarily to an increase in losses in the workers compensation and other liability lines of business in the 1998-2001 accident years. A reduction in losses for the 2002 accident year partially offset this adverse development. The adverse loss development included approximately $1.3 million for provisions for potentially uncollectible reinsurance and deductibles.

     During 2004, NAICO experienced adverse loss development totaling $26.3 million primarily in the standard property and casualty and political subdivisions programs. This adverse development was due primarily to an increase in losses in the workers compensation and other liability lines of business in the 1997-2002 accident years. The adverse development in the 2002 accident year partially offset the reduction in losses for this accident year that was recorded during 2003. The adverse loss development included approximately $409,000 for provisions for potentially uncollectible reinsurance and deductibles. Reserves for unpaid losses and loss adjustment expenses, net of related reinsurance recoverables, were $44.7 million at December 31, 2004 compared to $29.3 million at December 31, 2003, an increase of $15.4 million or 52%.

     Reliance reinsured NAICO for certain workers compensation risks during 1998. At December 31, 2004, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses of approximately $3.3 million. During October 2001, the Commonwealth of Pennsylvania placed Reliance in liquidation. NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected and has fully reserved the carrying value of such amounts as of December 31, 2003 and 2004. Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. During 2002, 2003 and 2004, NAICO incurred charges of $1.7 million, $604,000 and $282,000, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

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

     The following table sets forth Chandler USA's policy acquisition costs from continuing operations for each of the three years ended December 31, 2002, 2003 and 2004:

                                                  YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                                2002       2003       2004
                                             ---------- ---------- ----------
                                                      (In thousands)
Commissions expense ........................ $  20,151  $  17,644  $  16,078
Other premium related assessments ..........     1,397      1,159      1,137
Premium taxes ..............................     2,764      2,446      2,562
Excise taxes ...............................       240        260        301
Dividends to policyholders .................       105        (52)         -
Other expense ..............................       567        598        458
                                             ---------- ---------- ----------
Total direct expenses ......................    25,224     22,055     20,536
Indirect underwriting expenses .............     8,135      7,675      7,463
Commissions received from reinsurers .......   (22,309)   (18,643)   (17,068)
Adjustment for deferred acquisition costs ..      (811)       191        108
                                             ---------- ---------- ----------
Net policy acquisition costs ............... $  10,239  $  11,278  $  11,039
                                             ========== ========== ==========


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 23.8%, 25.1% and 23.0% in 2002, 2003 and 2004, respectively. For these periods, commission expense as a percentage of gross written and assumed premiums was 14.4%, 14.9% and 13.2%. The decrease in 2004 in commission expense was primarily due to a decrease in contingent commissions to agents that resulted from higher loss ratios than had been projected for these agents.

     Indirect underwriting expenses were 5.8%, 6.5% and 6.1% of total direct written and assumed premiums in 2002, 2003 and 2004, respectively. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percentage of ceded reinsurance premiums were 30.8%, 28.0% and 33.3% in 2002, 2003 and 2004, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses from continuing operations were 8.5%, 10.7% and 10.5% of gross premiums earned in 2002, 2003 and 2004, respectively. An increase in employee related expenses and fees paid to state insurance departments contributed to the $1.0 million increase in expense in 2003. General and administrative expenses decreased $1.1 million in 2004 due primarily to a reduction in employee related expenses and to a recovery of certain litigation expenses of $359,000. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors, including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's revenues.

INTEREST EXPENSE

     Interest expense decreased less than 1% in 2002, increased 9% in 2003 and decreased 2% in 2004. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures.

FEDERAL INCOME TAXES

     Chandler USA's federal income tax benefit (provision) as a percentage of income (loss) from continuing operations before income taxes was 35.5%, 8.9% and 33.8% for 2002, 2003 and 2004, respectively. The decrease in 2003 was primarily due to offsetting taxable realized gains of $2.4 million against Chandler USA's capital loss carryforward which is fully reserved due to its realization not being considered more likely than not.

     At December 31, 2004, Chandler USA had a net deferred tax asset of $7.4 million including $4.0 million related to federal net operating loss carryforwards which begin to expire in 2023. Chandler USA believes it is more likely than not that the deferred income tax asset including the federal net operating loss carryforwards will be realized through future earnings. As a result, a valuation allowance has not been recorded. Chandler USA used the same assumptions as in internal financial projections to estimate future taxable income. If Chandler USA's results are not as profitable as anticipated, a valuation allowance may have to be established for the federal net operating loss carryforwards and the other remaining deferred tax assets.

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

     NAICO maintains a liquid operating position and follows investment guidelines that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet obligations and keeping a sufficient margin of capital and surplus to ensure unimpaired ability to write insurance. As of December 31, 2004, all of NAICO's fixed-maturity investments were rated Aa3 or A+ or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively.

     NAICO purchases investments to support its investment strategies which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and its mix of business. As of December 31, 2004, all of the investments of NAICO were in fixed-maturity investments, mutual funds that invest in equity securities, interest-bearing money market accounts, collateralized repurchase agreements and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. At the time of purchase, investments in debt securities that NAICO has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. NAICO has not classified any investments as trading account assets. Debt securities not classified as held to maturity or trading and equity securities are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of deferred income tax as a separate component of other comprehensive income until realized.

     Chandler USA used $7.5 million and $6.0 million in cash from operations during 2002 and 2003, respectively, and provided $20.2 million in cash from operations in 2004. Cash flow from operations was negatively impacted during 2002 and 2003 due to the decline in written premiums during these years since claim payments for any given year will include payments for claims on insurance policies written in prior years. The cash used by operations was largely funded from sales and maturities of investments and certain financing activities described below. The cash provided by operations in 2004 is due primarily to the decrease in reinsurance purchased in 2004 which resulted in an increase in net premiums written of $18.6 million. Cash flow from operations is positively impacted during times when net premiums written increase since a substantial portion of the claim payments for any given year will be made in future years. The cash provided by operations was used primarily to fund purchases of investments and loans to related parties.

     Cash flows from investing activities during 2003 and 2004 were primarily the result of normal purchases and sales of investment securities. During 2004, NAICO purchased $8.1 million of mutual funds that invest in equity securities. Net realized investment gains before income taxes were $794,000, $2,351,000 and $652,000 during 2002, 2003 and 2004, respectively, from the sale of investments. NAICO received proceeds of $31.5 million, $24.5 million and $23.8 million during 2002, 2003 and 2004, respectively, from the sale of available for sale securities prior to their maturity. The proceeds and related net realized investment gains in 2002 and 2003 provided cash for operating activities due to the decrease in written premiums. During 2003 and 2004, the market value of NAICO's available for sale fixed-income investments decreased by $500,000 and $581,000, respectively, due primarily to changes in interest rates experienced during this time. The average maturity of NAICO's fixed maturity investments was 5.0 years and 4.9 years at December 31, 2003 and 2004, respectively. Cash flows from investing activities also included proceeds from the sale of L&W in 2002 of $3.1 million net of cash disposed of as part of the sale. See Note 4 to Consolidated Financial Statements for more information.

     Cash flows from financing activities during 2003 included $19.3 million in proceeds from the issuance of junior subordinated debentures net of related issuance costs and purchase of common securities of related trusts, less $12.8 million for payments to purchase $16.7 million principal amount of Chandler USA's Debentures. See Note 6 to Consolidated Financial Statements.

     NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. At December 31, 2004, the total amount of cash and investments restricted as a result of these arrangements was $8.4 million.

     Chandler USA and Chandler Insurance are parties to an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2003 and 2004, Chandler USA had a receivable of $9.6 million and $10.9 million, respectively, under the Credit Agreement, and Chandler USA earned $380,000, $412,000 and $439,000 in interest income under the Credit Agreement during 2002, 2003 and 2004, respectively.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 5.25% at December 31, 2004. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.9 million. See Note 12 to Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

     The following table provides the future payments due by period under contractual obligations as of December 31, 2004, aggregated by type of obligation:


                                  LESS THAN      1-3        3-5     MORE THAN
                                   ONE YEAR     YEARS      YEARS     5 YEARS     TOTAL
                                  ----------  ---------  ---------  ---------  ----------
                                                      (In thousands)
Future minimum rental payments
   under operating leases ....... $      636  $     543  $       -  $       -  $    1,179
Capital leases ..................         52         50          -          -         102
Debentures ......................          -          -          -      6,979       6,979
Junior subordinated debentures
   issued to affiliated trusts ..          -          -          -     20,620      20,620
                                  ----------  ---------  ---------  ---------  ----------
   Total ........................ $      688  $     593  $       -  $  27,599  $   28,880
                                  ==========  =========  =========  =========  ==========


LITIGATION

     Certain officers and directors of Chandler USA and Chandler Insurance were named as defendants in certain litigation involving CenTra, Inc. ("CenTra"). This litigation was concluded in 2002. As a result of various events in 1995, 1996 and 1997 related to the CenTra litigation, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its Director and Officer Liability Insurance policy totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. Chandler Insurance assumed Chandler Barbados' remaining receivable in December 2003 under the reorganization of these companies. During June 2004, Chandler Insurance and Chandler USA received payment in the amount of $558,000 and $167,000, respectively, in exchange for releasing certain insurers with respect to policies covering periods from June 28, 1997 up to June 28, 2002. During the third quarter of 2004, Chandler Insurance and its subsidiaries settled the remaining litigation with the insurer for policy periods from June 28, 1992 to June 28, 1997. Based on the terms of the settlement, Chandler Insurance and Chandler USA recorded additional estimated recoveries of $1,204,000 and $359,000, respectively, during the third quarter of 2004. Chandler Insurance and Chandler USA received payment of $3,527,000 and $1,053,000, respectively, during December 2004 and expect to receive payment of the remaining settlement funds of $497,000 and $192,000 during the first quarter of 2005.

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

     As of December 31, 2004, substantially all of the investments of NAICO were in fixed-maturity investments (rated Aa3 or A+ or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), mutual funds that invest in equity securities, interest-bearing money market accounts and collateralized repurchase agreements. NAICO does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                              Estimated
                                                                           fair value after
                                                       Hypothetical          hypothetical
                                  Fair value at         change in              change in
                                   December 31,        interest rate         interest rate
                              ----------------------  (bp=basis points) ----------------------
                                 2003        2004                          2003        2004
                              ----------  ----------  ----------------- ----------  ----------
                              (Dollars in thousands)                    (Dollars in thousands)

Fixed-maturity investments... $  61,980   $  71,670   100 bp increase.. $  59,226   $  68,482
                                                      200 bp increase..    56,663      65,501
                                                      100 bp decrease..    64,946      75,083
                                                      200 bp decrease..    68,146      78,744


     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2004 would reduce the estimated fair value of NAICO's fixed-maturity investments by approximately $6.2 million at that date.

     NAICO's portfolio of equity mutual funds has exposure to equity price risk. Equity price risk is defined as the potential loss in fair value resulting from an adverse change in prices. These mutual funds primarily invest in equity securities of large U.S. entities across a variety of industries. These funds are managed by the individual fund managers, and NAICO's Investment Committee monitors the performance of these mutual funds. The equity mutual funds are carried on the balance sheet at fair value. The changes in estimated fair value of the equity portfolio are presented as a component of shareholder's equity in accumulated other comprehensive income, net of taxes.

     The table below summarizes NAICO's equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2004. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.



                                                                               Estimated
                                                                            fair value after
                                   Fair value at                              hypothetical
                                    December 31,         Hypothetical       change in prices
                               ----------------------    price change    ----------------------
                                  2003        2004                          2003        2004
                               ----------  ----------  ----------------- ----------  ----------
                               (Dollars in thousands)                    (Dollars in thousands)

Equity securities ............  $     92   $   8,373    20% increase ...  $    110    $ 10,048
                                                        20% decrease ...        74       6,698


     Chandler USA is obligated for $7.0 million principal amount of Debentures that have a maturity date of July 16, 2014. The Debentures have a fixed interest rate of 8.75%. At December 31, 2004, the fair value of Chandler
USA's Debentures was estimated to be $6.9 million based on the latest reported trade. Chandler USA's Debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The Debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time.
Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR, currently 6.17%. At December 31, 2004, the fair value of Chandler USA's junior subordinated debentures was estimated to be $20.6 million.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. The sale and leaseback transaction resulted in a deferred gain of $2.0 million which was amortized into income over the final year of the lease, resulting in other income of $1.7 million in 2003 and $368,000 in 2004. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 5.25% at December 31, 2004. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment.
If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.9 million.

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

ITEM 9B.  OTHER INFORMATION

     None.

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


NAME                    AGE  POSITION
----------------------  ---  ---------------------------------------------------------------
W. Brent LaGere         59   Chairman of the Board, Chief Executive Officer, Compensation
                               Committee Member and Director.

Mark T. Paden           48   President, Chief Operating Officer, Compensation Committee Member
                               and Director.

Brenda B. Watson        64   Executive Vice President of NAICO and CIMI.

Richard L. Evans        58   Senior Vice President and Director.

R. Patrick Gilmore      53   Senior Vice President, Secretary, General Counsel and Director.

Mark C. Hart            49   Vice President - Finance, Chief Financial Officer and Treasurer.

M. Steven Blain         47   Vice President - Administration.

Robert L. Rice          70   Audit Committee Chairman and Director.

W. Scott Martin         54   Audit Committee Member and Director.

William T. Keele        68   Director.


     W. BRENT LAGERE has been a director, Chairman of the Board and Chief Executive Officer of Chandler USA since 1988 and of CIMI since December 2002. Since 1988, Mr. LaGere has served in officer and director capacities for various subsidiaries of Chandler USA pursuant to an employment contract with Chandler USA. Mr. LaGere serves as Chairman of the Board and Chief Executive Officer of Chandler Insurance and was a director of Chandler Barbados until December 2003.

     MARK T. PADEN has served as President of Chandler USA and NAICO since May 2001 and as Chief Operating Officer of Chandler USA and NAICO since May 1998. Mr. Paden has served as President and Chief Operating Officer of CIMI since December 2002. From May 1998 to May 2001, Mr. Paden also served as Executive Vice President of Chandler USA and NAICO. Mr. Paden has served as Chief Financial Officer of NAICO from January 1988 through May 2001 and also served as Vice President-Finance of NAICO from January 1988 through May 1998. Mr. Paden has been a director of Chandler USA since July 1988, NAICO since November 1992 and CIMI since December 2002. Mr. Paden also serves as a director and President of Chandler Insurance.

     BRENDA B. WATSON has been Executive Vice President of NAICO since August 1987 and of CIMI since December 2002. Since October 1988, she has served in officer and director capacities for various subsidiaries of Chandler USA. Ms. Watson has been a director of CIMI since December 2002. Ms. Watson also serves as Executive Vice President of Chandler Insurance.

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

     MARK C. HART has served as Vice President-Finance and Treasurer of Chandler USA and NAICO since May 1998, and has served as Chief Financial Officer of Chandler USA and NAICO since May 2001. Mr. Hart has also served as Vice President of Chandler USA since March 1994. Mr. Hart has served as Treasurer of CIMI since December 2002. Mr. Hart also serves as Vice President-Accounting, Chief Financial Officer and Treasurer of Chandler Insurance.

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

CODE OF ETHICS

     Chandler USA has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, a copy of which was filed as Exhibit 14.1 to Chandler USA's Form 10-K for the fiscal year ended December 31, 2003.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Forms 3, 4 and 5, any amendments thereto furnished to Chandler USA pursuant to the rules of the Securities and Exchange Commission, or written representations from certain reporting persons presented to Chandler USA, all such reports required to be filed by reporting persons have been filed in a timely fashion during the fiscal year ended December 31, 2004.

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


                                                   SUMMARY COMPENSATION TABLE
                                                     ANNUAL COMPENSATION (1)
                                        -------------------------------------------------------
                                                                       OTHER ANNUAL  ALL OTHER
                                                   SALARY     BONUS    COMPENSATION COMPENSATION
NAME AND PRINCIPAL POSITION               YEAR       ($)      ($)(2)      ($)(3)       ($)(4)
--------------------------------------- -------- ---------- ---------- ------------ ------------
W. Brent LaGere                         2004     $ 501,726  $ 719,943  $   390,399  $   90,362
  Chairman of the Board and CEO         2003       489,602    574,456      795,994      94,131
  of Chandler USA, NAICO and CIMI       2002       458,723    484,120      348,172      49,332

Mark T. Paden                           2004       313,793    490,718       70,273      25,930
  President and COO of Chandler USA,    2003       304,654    395,427       73,934       7,133
  NAICO and CIMI                        2002       295,481    403,348       77,861       5,749

Brenda B. Watson                        2004       256,457          -          N/A      11,450
  Executive Vice President              2003       254,072          -          N/A      18,860
  of NAICO and CIMI                     2002       244,448          -          N/A      11,526

Richard L. Evans                        2004       260,530          -          N/A       8,700
  Senior Vice President - Claims of     2003       254,875          -          N/A       9,866
  Chandler USA and NAICO                2002       245,899      4,500          N/A       7,928

R. Patrick Gilmore                      2004       234,515          -          N/A      13,600
  Senior Vice President, Secretary and  2003       224,154          -          N/A       7,240
  General Counsel of Chandler USA,      2002       216,790          -          N/A       5,405
  NAICO and CIMI

---------------------------------------


(1)  Amounts shown include cash and non-cash compensation earned and received by the Named
     Executives as well as amounts earned but deferred at their election.

(2)  All Named Executives are eligible to receive bonuses based upon various factors.

(3)  The amounts shown under this column represent various perquisites and other personal benefits including any associated tax reimbursements to the Named Executives.  Amounts that did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any Named Executive have been excluded.  Substantially all of the amounts shown in this column represent payment of various personal expenses, none of which individually exceeded
     25% of total perquisites for the Named Executive.  Tax gross-ups for the personal expenses included in the amounts shown above were $167,145, $366,902 and $206,583 for Mr. LaGere in
     2002, 2003 and 2004, respectively, and $33,231, $32,996 and $39,865 for Mr. Paden in 2002,
     2003 and 2004, respectively.

(4)  The amounts shown under this column include contributions by Chandler USA's subsidiaries to a 401(k) plan ($5,100 for Mr. LaGere, $4,350 for Mr. Paden, $4,350 for Ms. Watson,
     $5,100 for Mr. Evans, and $4,100 for Mr. Gilmore), and the premiums paid or to be paid by
     Chandler USA's subsidiaries under life insurance arrangements with the Named Executives.
     A portion of the premiums ($33,600, $44,453 and $45,103 in 2002, 2003 and 2004,
     respectively) were paid under a split dollar life insurance plan.  Under this plan,
     Chandler USA's subsidiaries pay the premiums for life insurance issued to the Named
     Executive.  Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the Named Executive cancels and surrenders the policy.


OPTIONS EXERCISED AND HOLDINGS

     No options were granted to or exercised by the Named Executives during 2004 and there were no unexercised options held by the Named Executives as of December 31, 2004.

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

     The following table sets forth the number and percentage of outstanding shares of each class of the capital stock of Chandler Insurance that, as of February 28, 2005, are beneficially owned by (i) each director of Chandler USA and Chandler Insurance, (ii) Chandler USA's Chairman and Chief Executive Officer and each of Chandler USA's four other most highly compensated executive officers for services rendered for the fiscal year ended December 31, 2004 and
(iii) all current directors and executive officers as a group:

                                                                             BENEFICIAL OWNERSHIP
                                                            -------------------------------------------------------
                                                             TYPE OF CAPITAL SHARES      NUMBER OF
NAME OF DIRECTOR OR EXECUTIVE OFFICER                        OF CHANDLER INSURANCE   CAPITAL SHARES (1) PERCENT (2)
----------------------------------------------------------  ------------------------ ------------------ -----------
W. Brent LaGere (3) ......................................  Class A Common Shares              500,661       80.0%
                                                            Series A Preferred Shares           75,152       18.9%

Mark T. Paden ............................................  Class A Common Shares              125,165       20.0%
                                                            Series A Preferred Shares           17,610        4.4%

Brenda B. Watson (4) .....................................  Series A Preferred Shares           18,024        4.5%
                                                            Series B Preferred Shares           35,542        9.0%

Richard L. Evans .........................................  Series A Preferred Shares           27,272        6.9%
                                                            Series B Preferred Shares           32,250        8.1%

R. Patrick Gilmore .......................................  Series B Preferred Shares           11,000        2.8%

Robert L. Rice ...........................................              -                            -          -%

W. Scott Martin ..........................................  Series C Preferred Shares           19,000        3.0%

William T. Keele (5) .....................................  Series C Preferred Shares          122,417       19.1%

Steven R. Butler (6) .....................................  Series C Preferred Shares            3,200          *%

All directors and officers as a group (10 persons) (7) ...  Class A Common Shares              625,826      100.0%
                                                            Series A Preferred Shares          141,586       35.6%
                                                            Series B Preferred Shares           78,792       19.9%
                                                            Series C Preferred Shares          144,617       22.5%

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

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance, 397,822 Series A Preferred Shares of Chandler Insurance,
     396,126 Series B Preferred Shares of Chandler Insurance and 642,069 Series C Preferred Shares of Chandler Insurance
     outstanding on February 28, 2005.

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

(5)  Includes 63,787 Series C Preferred Shares of Chandler Insurance held by the Keele Family Ltd. Partnership, 4,062 shares held by Mr. Keele's wife and 23,911 shares held by Mr. Keele's children.  Mr. Keele disclaims beneficial ownership of the shares owned by his wife and children.

(6)  Mr. Butler is a director, Vice President - Administration and Secretary of Chandler Insurance, and also served as a director and President of Chandler Barbados until December 2003.

(7)  Includes 3,528 Series A Preferred Shares of Chandler Insurance owned by one executive officer of Chandler USA not listed in the table above.


SHAREHOLDERS HOLDING OVER FIVE PERCENT

     Listed below are persons, other than those listed previously, who are known by Chandler USA to own beneficially more than 5% of Chandler Insurance's Class A Common Shares as of February 28, 2005. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the common shares beneficially owned.


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

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance outstanding on February 28, 2005.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years. See
Note 12 to Consolidated Financial Statements for additional information. The bank that participated in the sale and leaseback transaction has also established a letter of credit in the amount of $500,000 on behalf of Chandler USA for the benefit of Brown & Brown, Inc. as security in connection with the sale of L&W. Chandler USA paid a fee of $5,000 during 2004 to the bank for issuing the letter of credit. See Note 4 to Consolidated Financial Statements for additional information. W. Scott Martin, a director of NAICO and Chandler USA, is an officer and director of the bank that participated in these transactions, and is also a significant shareholder of the bank's holding company. Mr. Martin is also a director of the bank that Chandler USA and its subsidiaries use as their principal disbursement bank, and is a significant shareholder of the bank's holding company. The balance maintained by Chandler USA and each subsidiary is fully insured by the Federal Deposit Insurance Corporation, and Chandler USA and its subsidiaries pay customary service charges to the bank for the services provided.

     Chandler USA leases a rural property from Davenport Farms, Inc. ("Davenport Farms"), a corporation owned by Messrs. LaGere, Evans and Paden. Chandler USA has placed three mobile homes on the property, drilled a water well connected to the mobile homes and made other smaller improvements to the property. Its personnel maintain these improvements. These mobile homes and the property provide hunting, fishing, lodging, dining and other outdoor recreational activities for the entertainment of customers and business associates of Chandler USA and/or its subsidiaries. Chandler USA pays no rent to Davenport Farms but reimburses it for one-half of the utilities and for hunting supplies. Chandler USA has also agreed to indemnify Davenport Farms for claims arising out of its use of the property. Chandler USA retains the right to remove all structures located upon the property when the lease terminates. In 2002, 2003 and 2004, Chandler USA incurred approximately $255,000, $336,000 and $353,000, respectively, in expenses associated with its use of this property, including $18,000, $12,000 and $14,000 for reimbursement of certain expenses, such as utility and similar expenses, for the years 2002, 2003 and 2004, respectively.

     NAICO purchases and sells investment securities through various brokerage firms including Raymond James & Associates, Inc., a subsidiary of Raymond James Financial, Inc. K.R. Price was a director of NAICO and Chandler USA from May 2001 until November 2004. Mr. Price is employed by Raymond James Financial Services, Inc. which is also a subsidiary of Raymond James Financial, Inc.
Mr. Price received no compensation from NAICO's investment transactions during this time.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate audit fees billed or to be billed by Tullius Taylor Sartain & Sartain LLP for the audit of Chandler USA's annual financial statements and review of financial statements included in Chandler USA's Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $146,700, $149,600 and $155,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

AUDIT-RELATED FEES

     The aggregate fees billed for professional services rendered by Tullius Taylor Sartain & Sartain LLP for audit related services rendered in connection with the audits of employee benefit plans and consultation on accounting standards or transactions were $20,500, $18,675 and $18,150 for the years ended December 31, 2002, 2003 and 2004, respectively.

TAX FEES

     The aggregate fees billed or to be billed for professional services rendered by Tullius Taylor Sartain & Sartain LLP for tax compliance, tax advice and tax planning were $40,430, $26,375 and $17,700 for the years ended December 31, 2002, 2003 and 2004, respectively.

ALL OTHER FEES

     The aggregate fees billed by Tullius Taylor Sartain & Sartain LLP for professional services other than those reported in the categories above were $6,300 and $1,446 for the years ended December 31, 2002 and 2003, respectively. There were no other fees billed by Tullius Taylor Sartain & Sartain LLP for the year ended December 31, 2004.

POLICY ON PRE-APPROVAL OR RETENTION OF INDEPENDENT AUDITORS

     All audit and permitted non-audit services for which Chandler USA engages Tullius Taylor Sartain & Sartain LLP require pre-approval by Chandler USA's Audit Committee. The percentage of Audit-Related Fees, Tax Fees and All Other Fees out of all fees paid to Tullius Taylor Sartain & Sartain LLP was 31.4%, 23.7% and 18.8% for the years ended December 31, 2002, 2003 and 2004, respectively.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

   (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2004, together with the related notes thereto and the report of Tullius Taylor Sartain & Sartain LLP, independent auditors on such financial statements, are filed as a part of this Form 10-K. See accompanying Index on page F-1.

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

           10.10 Placement Agreement dated May 13, 2003 among Chandler (U.S.A.), Inc. and Chandler Capital Trust I, together as offerors, and Sandler O'Neill & Partners, L.P., as placement agent. (4)

           10.11 Amended and Restated Declaration of Trust of Chandler Capital Trust II dated as of December 16, 2003 among Chandler (U.S.A.), Inc., as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and W. Brent LaGere, Mark T. Paden and Mark C. Hart, as administrators. (6)

           10.12 Indenture, dated as of December 16, 2003 among Chandler (U.S.A.), Inc., as issuer, and Wilmington Trust Company, as trustee. (6)

           10.13 Guarantee Agreement, dated as of December 16, 2003 between Chandler (U.S.A.), Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee. (6)

           10.14 Capital Securities Subscription Agreement dated as of December 4, 2003 among Chandler (U.S.A.), Inc. and Chandler Capital Trust II, together as offerors, and InCapS Funding I, Ltd., as purchaser. (6)

           10.15 Placement Agreement dated December 4, 2003 among Chandler (U.S.A.), Inc. and Chandler Capital Trust II, together as offerors, and Sandler O'Neill & Partners, L.P., as placement agent. (6)

           14.1   Code of Ethics.  (6)

           21.1   Subsidiaries of the registrant.

           31.1   Rule 13a-14(a)/15d-14(a) Certifications.

           32.1   Section 1350 Certifications.

     --------------------

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

            (6) Previously filed as an exhibit to Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

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

                            CHANDLER (U.S.A.), INC.

Date:  March 1, 2005     By:/s/ W. Brent LaGere
                            ----------------------------------------------------
                            W. Brent LaGere
                            Chairman of the Board and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:  March 1, 2005        /s/ W. Brent LaGere
                            ----------------------------------------------------
                            W. Brent LaGere, Chairman of the Board,
                             Chief Executive Officer and Director
                             (Principal Executive Officer)

Date:  March 1, 2005        /s/ Mark T. Paden
                            ----------------------------------------------------
                            Mark T. Paden, President, Chief Operating Officer
                             and Director

Date:  March 1, 2005        /s/ Mark C. Hart
                            ----------------------------------------------------
                            Mark C. Hart, Vice President - Finance,
                             Chief Financial Officer and Treasurer
                             (Principal Financial Officer)

Date:  March 1, 2005        /s/ Richard L. Evans
                            ----------------------------------------------------
                            Richard L. Evans, Senior Vice President and Director

Date:  March 1, 2005        /s/ R. Patrick Gilmore
                            ----------------------------------------------------
                            R. Patrick Gilmore, Senior Vice President,
                             Secretary, General Counsel and Director

Date:  March 1, 2005        /s/ Robert L. Rice
                            ----------------------------------------------------
                            Robert L. Rice, Director

Date:  March 1, 2005        /s/ W. Scott Martin
                            ----------------------------------------------------
                            W. Scott Martin, Director

Date:  March 1, 2005        /s/ William T. Keele
                            ----------------------------------------------------
                            William T. Keele, Director

                             CHANDLER (U.S.A.), INC.


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                    PAGES
                                                                              -----------------
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2003 and 2004 ................        F-2

Consolidated Statements of Operations for the years ended
  December 31, 2002, 2003 and 2004 ..........................................        F-3

Consolidated Statements of Comprehensive Income for the years ended
  December 31, 2002, 2003 and 2004 ..........................................        F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2003 and 2004 ..........................................        F-5

Consolidated Statements of Shareholder's Equity for the years ended
  December 31, 2002, 2003 and 2004 ..........................................        F-6

Notes to Consolidated Financial Statements .................................. F-7 through F-24

Report of Independent Registered Public Accounting Firm on Consolidated
  Financial Statements and Financial Statement Schedules ....................       F-25

SCHEDULES

  I    Summary of Investments - Other Than Investments in Related Parties....       F-26

  II   Condensed Financial Information of Registrant ........................ F-27 through F-29

  III  Supplementary Insurance Information ..................................       F-30

  IV   Reinsurance ..........................................................       F-31

  V    Valuation and Qualifying Accounts ....................................       F-32

  VI   Supplemental Information (for property-casualty insurance
         underwriters) ......................................................       F-33


                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                                DECEMBER 31,
                                                                                        ----------------------------
                                                                                            2003            2004
                                                                                        ------------    ------------
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $7,622 and $8,421 in 2003 and 2004, respectively) ...... $     7,677     $     8,279
    Unrestricted (amortized cost $53,549 and $63,636 in 2003 and 2004, respectively)...      54,303          63,391
  Equity securities at fair value (cost $8,058 in 2004) ...............................          92           8,373
                                                                                        ------------    ------------
    Total investments .................................................................      62,072          80,043
Cash and cash equivalents ($601 and $141 restricted in 2003 and 2004, respectively)....       7,126           6,870
Premiums receivable, less allowance for non-collection
  of $133 and $119 at 2003 and 2004, respectively .....................................      20,304          22,809
Reinsurance recoverable on paid losses, less allowance for non-collection
  of $2,934 and $3,035 at 2003 and 2004, respectively .................................       9,036           2,172
Reinsurance recoverable on paid losses from related parties ...........................         271              83
Reinsurance recoverable on unpaid losses, less allowance for non-collection
  of $380 and $237 at 2003 and 2004 ...................................................      48,688          50,381
Reinsurance recoverable on unpaid losses from related parties .........................       9,737          13,157
Prepaid reinsurance premiums ..........................................................      15,269           9,837
Prepaid reinsurance premiums to related parties .......................................       9,521          12,315
Deferred policy acquisition costs .....................................................         165              57
Property and equipment, net ...........................................................       9,879           9,110
Amounts due from related parties ......................................................       9,642          10,891
State insurance licenses, net .........................................................       3,745           3,745
Other assets ..........................................................................      12,758          15,827
                                                                                        ------------    ------------
Total assets .......................................................................... $   218,213     $   237,297
                                                                                        ============    ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses .......................................... $    87,768     $   108,233
  Unearned premiums ...................................................................      47,325          51,109
  Policyholder deposits ...............................................................       4,807           4,912
  Accrued taxes and other payables ....................................................       5,617           5,578
  Premiums payable ....................................................................         983           3,674
  Debentures ..........................................................................       7,254           6,979
  Junior subordinated debentures issued to affiliated trusts ..........................      20,620          20,620
                                                                                        ------------    ------------
    Total liabilities .................................................................     174,374         201,105
                                                                                        ------------    ------------
Commitments and contingencies (Notes 11 and 12)

Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ..............................................            2               2
  Paid-in surplus ....................................................................       60,584          60,584
  Accumulated deficit ................................................................      (17,342)        (24,346)
  Accumulated other comprehensive income (loss):
    Unrealized gain (loss) on investments available for sale, net of
      deferred income taxes ..........................................................          595             (48)
                                                                                        ------------    ------------
    Total shareholder's equity .......................................................       43,839          36,192
                                                                                        ------------    ------------
Total liabilities and shareholder's equity ...........................................  $   218,213     $   237,297
                                                                                        ============    ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)


                                                                               YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                           2002         2003         2004
                                                                       ------------ ------------ ------------
Premiums and other revenues
  Direct premiums written and assumed ................................ $   140,162  $   118,444  $   121,651
  Reinsurance premiums ceded .........................................     (48,380)     (40,612)     (21,132)
  Reinsurance premiums ceded to related parties ......................     (24,115)     (25,992)     (30,055)
                                                                       ------------ ------------ ------------
    Net premiums written and assumed .................................      67,667       51,840       70,464
  Decrease (increase) in unearned premiums ...........................        (710)       4,743       (6,422)
                                                                       ------------ ------------ ------------
    Net premiums earned ..............................................      66,957       56,583       64,042

Investment income, net ...............................................       2,540        2,148        3,186
Interest income, net from related parties ............................         380          412          491
Realized investment gains, net .......................................         794        2,351          652
Other income .........................................................         261        5,077          640
                                                                       ------------ ------------ ------------
    Total premiums and other revenues ................................      70,932       66,571       69,011
                                                                       ------------ ------------ ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts ceded
    to related parties of $16,936, $14,244 and $15,587
    in 2002, 2003 and 2004, respectively .............................      50,712       37,200       53,781
  Policy acquisition costs, net of ceding commissions received from related parties of $8,199, $8,770 and $11,550
    in 2002, 2003 and 2004, respectively .............................      10,239       11,278       11,039
  General and administrative expenses ................................      12,473       13,486       12,380
  Interest expense ...................................................       2,234        2,441        2,397
                                                                       ------------ ------------ ------------
    Total operating costs and expenses ...............................      75,658       64,405       79,597
                                                                       ------------ ------------ ------------
Income (loss) from continuing operations before income taxes .........      (4,726)       2,166      (10,586)
Federal income tax benefit (provision) ...............................       1,680         (192)       3,582
                                                                       ------------ ------------ ------------
Income (loss) from continuing operations .............................      (3,046)       1,974       (7,004)


Income from discontinued operations ..................................         284            -            -
Gain on sale of subsidiary ...........................................         671            -            -
                                                                       ------------ ------------ ------------
  Net income (loss) .................................................. $    (2,091) $     1,974  $    (7,004)
                                                                       ============ ============ ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------------
                                                                                       2002         2003         2004
                                                                                   ------------ ------------ ------------
Net income (loss) ..............................................................   $    (2,091) $     1,974  $    (7,004)
                                                                                   ------------ ------------ ------------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ....................         2,838          631         (322)
    Less: Reclassification adjustment for gains included in net income (loss) ..          (794)      (2,351)        (652)
                                                                                   ------------ ------------ ------------
Other comprehensive income (loss), before income tax ...........................         2,044       (1,720)        (974)

Income tax benefit (provision) related to items of other
  comprehensive income (loss) ..................................................          (695)         585          331
                                                                                   ------------ ------------ ------------
Other comprehensive income (loss), net of income tax ...........................         1,349       (1,135)        (643)
                                                                                   ------------ ------------ ------------
Comprehensive income (loss) ....................................................   $      (742) $       839  $    (7,647)
                                                                                   ============ ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                      PAGE F-5
                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------------
                                                                                       2002         2003         2004
                                                                                   ------------ ------------ ------------
OPERATING ACTIVITIES
  Net income (loss) .............................................................. $    (2,091) $     1,974  $    (7,004)
  Add (deduct):
    Adjustments to reconcile net income (loss) to cash
      provided by (applied to) operating activities:
      Realized investment gains, net .............................................        (794)      (2,351)        (652)
      Gain on sale of subsidiary .................................................        (671)           -            -
      Gain on retirement of debentures ...........................................           -       (3,106)         (36)
      Net (gains) losses on sale of property and equipment .......................          32       (1,661)        (370)
      Amortization and depreciation ..............................................       1,602        1,470        1,525
      Provision for non-collection of premiums ...................................         444          272           42
      Provision for non-collection of reinsurance recoverables ...................       1,726          604          282
      Net change in non-cash balances relating to operating activities:
        Premiums receivable ......................................................        (268)       3,433       (2,547)
        Reinsurance recoverable on paid losses ...................................        (712)       1,449        6,439
        Reinsurance recoverable on paid losses from related parties ..............         212         (191)         188
        Reinsurance recoverable on unpaid losses .................................      (8,288)       1,798       (1,551)
        Reinsurance recoverable on unpaid losses from related parties ............         361         (699)      (3,420)
        Prepaid reinsurance premiums .............................................       7,688        3,933        5,432
        Prepaid reinsurance premiums to related parties ..........................        (577)        (841)      (2,794)
        Deferred policy acquisition costs ........................................        (355)         190          108
        Other assets .............................................................      (1,349)       2,427       (2,790)
        Unpaid losses and loss adjustment expenses ...............................       7,850       (4,838)      20,465
        Unearned premiums ........................................................      (6,402)      (7,835)       3,784
        Policyholder deposits ....................................................        (356)         563          105
        Accrued taxes and other payables .........................................         307         (752)         329
        Premiums payable .........................................................      (5,864)      (1,822)       2,691
                                                                                   ------------ ------------ ------------
      Cash provided by (applied to) operating activities .........................      (7,505)      (5,983)      20,226
                                                                                   ------------ ------------ ------------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ....................................................................     (23,163)     (33,378)     (38,927)
    Sales ........................................................................      31,460       22,806       23,772
    Maturities ...................................................................       4,339        5,892        4,311
  Equity securities available for sale:
    Purchases ....................................................................           -            -       (8,058)
    Sales ........................................................................           -        1,720           36
  Cost of property and equipment purchased .......................................        (373)        (818)        (208)
  Proceeds from sale of property and equipment ...................................          98          104           85
  Net proceeds from sale of subsidiary ...........................................       3,058            -            -
                                                                                   ------------ ------------ ------------
      Cash provided by (applied to) investing activities .........................      15,419       (3,674)     (18,989)
                                                                                   ------------ ------------ ------------
FINANCING ACTIVITIES
  Proceeds from issuance of junior subordinated debentures, net ..................           -       20,000            -
  Payment on retirement of debentures ............................................           -      (12,782)        (226)
  Debt issue costs ...............................................................           -         (711)         (18)
  Payments and loans from related parties ........................................       3,249        2,426        4,602
  Payments and loans to related parties ..........................................      (5,951)      (1,486)      (5,851)
                                                                                   ------------ ------------ ------------
      Cash provided by (applied to) financing activities .........................      (2,702)       7,447       (1,493)
                                                                                   ------------ ------------ ------------
  Increase (decrease) in cash and cash equivalents during the period .............       5,212       (2,210)        (256)
  Cash and cash equivalents at beginning of period ...............................       4,124        9,336        7,126
                                                                                   ------------ ------------ ------------
  Cash and cash equivalents at end of period ..................................... $     9,336  $     7,126  $     6,870
                                                                                   ============ ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (Amounts in thousands)


                                                                                 Accumulated
                                                                                    other          Total
                                            Common       Paid-in    Accumulated  comprehensive  shareholder's
                                             stock       surplus      deficit    income (loss)     equity
                                          -----------  -----------  -----------  -------------  -------------
Balance, January 1, 2002 ................ $        2   $   60,584   $  (17,225)  $        381   $     43,742

Net loss ................................          -            -       (2,091)             -         (2,091)

Change in unrealized gain on
  investments available for
  sale, net of income tax ...............          -            -            -          1,349          1,349
                                          -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2002 ..............          2       60,584      (19,316)         1,730         43,000
                                          -----------  -----------  -----------  -------------  -------------
Net income ..............................          -            -        1,974              -          1,974

Change in unrealized gain on
  investments available for
  sale, net of income tax ...............          -            -            -         (1,135)        (1,135)
                                          -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2003 ..............          2       60,584      (17,342)           595         43,839
                                          -----------  -----------  -----------  -------------  -------------
Net loss ................................          -            -       (7,004)             -         (7,004)

Change in unrealized gain on
  investments available for
  sale, net of income tax ...............          -            -            -           (643)          (643)
                                          -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2004 .............. $        2   $   60,584   $  (24,346)  $        (48)  $     36,192
                                          ===========  ===========  ===========  =============  =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

    (a)  BASIS OF PRESENTATION

              Chandler (U.S.A.), Inc. ("Chandler USA") is a holding company organized and domiciled in Oklahoma. Chandler USA's wholly owned subsidiaries are engaged in various property and casualty insurance operations. The insurance products offered by Chandler USA through its subsidiary, National American Insurance Company ("NAICO"), include property and casualty insurance coverage primarily for businesses in various industries, political subdivisions and surety bonds for small
         contractors in the United States of America ("U.S.").   The business
         is conducted through individual independent insurance agencies and underwriting managers, primarily in the Southwest and Midwest areas of the U.S. Chandler Insurance Managers, Inc. ("CIMI") is a wholly owned subsidiary of Chandler USA and serves as an underwriting manager for certain wholesale operations related to NAICO's school districts and trucking insurance.

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

    (b)  PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries that meet consolidation requirements including NAICO and CIMI. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    (g)  DEFERRED POLICY ACQUISITION COSTS

              Policy acquisition costs that vary with and are primarily related to the acquisition of new and renewal business (such as premium taxes, agent commissions, commissions received from reinsurers and a portion of other underwriting expenses) are deferred and amortized over the terms of the policies. When the sum of the anticipated losses, loss adjustment expenses and unamortized policy acquisition costs exceeds the related unearned premiums, including anticipated investment income, a provision for the indicated deficiency is recorded. Certain policy acquisition costs, such as policyholder dividends, are expensed directly. NAICO accrued expenses of $105,000 in 2002 and a credit of $52,000 during 2003 and less than $1,000 in 2004 for dividends to policyholders primarily on participating workers compensation policies. Gross written premiums for participating policies were $615,000, $50,000 and less than $1,000 in 2002, 2003 and 2004, respectively.

    (h)  PROPERTY AND EQUIPMENT

              Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 to 31 years. Property and equipment consisted of the following at December 31:

                                                      2003        2004
                                                   ----------  ----------
                                                       (In thousands)
                   Real estate and improvements .. $  11,701   $  11,714
                   Other property and equipment ..     9,206       9,010
                                                   ----------  ----------
                                                      20,907      20,724
                   Accumulated depreciation ......   (11,028)    (11,614)
                                                   ----------  ----------
                                                   $   9,879   $   9,110
                                                   ==========  ==========

           Depreciation expense from continuing operations was approximately $916,000, $918,000 and $894,000 for 2002, 2003 and 2004, respectively.

    (i)  INTANGIBLE ASSETS

               Intangible assets are stated at cost less accumulated amortization. Prior to 2002, the cost of state insurance licenses acquired was amortized over 40 years using the straight-line method. Effective January 1, 2002, the state insurance licenses are no longer amortized since they were determined to have indefinite lives but are reviewed at least annually for impairment. Chandler USA completed the required impairment tests during 2003 and 2004 and concluded that there has not been an impairment loss since the fair values exceeded their carrying values. The fair values were determined based on the present value of projected future net cash flows. Intangible assets included the following at December 31:

                                                      2003        2004
                                                   ----------  ----------
                                                       (In thousands)
                   State insurance licenses ...... $   5,991   $   5,991
                   Accumulated amortization ......    (2,246)     (2,246)
                                                   ----------  ----------
                                                   $   3,745   $   3,745
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

    (k)  INVESTMENTS

              At the time of purchase, investments in debt securities that Chandler USA has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments in debt securities classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. Chandler USA has not classified any investments as trading account assets. Debt securities not classified as held to maturity or trading and equity securities are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of deferred income tax as other comprehensive income until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of securities below their carrying value that are other than temporary are recognized in earnings.

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

    (n)  SUPPLEMENTAL CASH FLOW INFORMATION

              Cash payments for interest and income taxes, and noncash investing activities were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                               2002       2003       2004
                                                            ---------- ---------- ----------
                                                                     (In thousands)
          Cash payments (refunds) during the year for:
            Interest ...................................... $   2,122  $   2,809  $   2,261
            Income taxes ..................................    (1,241)      (300)         -

          Transfers from (to) restricted securities, net .. $  (1,341) $    (563) $    (801)


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

    (p)  NEW ACCOUNTING STANDARDS

              The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Chandler USA has reviewed the recently issued pronouncements and concluded that the following new accounting standard is applicable to Chandler USA.

              In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, EXCHANGES OF NONMONETARY
         ASSETS - AN AMENDMENT OF APB OPINION NO. 29.  SFAS No. 153 amends
         APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on Chandler USA's financial position or results of operations.

NOTE 2. INVESTMENTS AND INVESTMENT INCOME

     Net investment income and realized investment gains from continuing operations are summarized in the following table. These amounts are net of investment expenses.

                                                              YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                            2002       2003       2004
                                                         ---------- ---------- ----------
                                                                  (In thousands)

Interest on fixed-maturity investments ................. $   2,755  $   2,271  $   2,746
Interest on cash equivalents ...........................       252        139        695
Dividend income on equity securities ...................         -          -         22
Interest on amounts due from related parties ...........       380        412        491
Investment expenses ....................................      (467)      (262)      (277)
                                                         ---------- ---------- ----------
  Investment income, net ...............................     2,920      2,560      3,677
                                                         ---------- ---------- ----------
Realized gains, net - fixed-maturity investments .......       794        631        616
Realized gains, net - equity securities ................         -      1,720         36
                                                         ---------- ---------- ----------
  Realized investments gains, net ......................       794      2,351        652
                                                         ---------- ---------- ----------
                                                         $   3,714  $   4,911  $   4,329
                                                         ========== ========== ==========

     Investment expenses include $244,000, $81,000 and $104,000 for the years ended December 31, 2002, 2003 and 2004, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

     The amortized cost of fixed maturities or cost of equity securities, gross unrealized gains or losses, fair value and carrying value of investments are as follows:


                                                      GROSS      GROSS
                                                    UNREALIZED UNREALIZED   FAIR     CARRYING
DECEMBER 31, 2003                           COST      GAINS      LOSSES     VALUE      VALUE
---------------------------------------- ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                         (In thousands)
U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies ......................... $  38,565  $     587  $    (141) $  39,011  $  39,011
Corporate obligations ..................    11,645        313        (90)    11,868     11,868
Public utilities .......................     6,816        220        (20)     7,016      7,016
Mortgage-backed securities .............     4,145          -        (60)     4,085      4,085
                                         ---------- ---------- ---------- ---------- ----------
                                         $  61,171  $   1,120  $    (311) $  61,980  $  61,980
                                         ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ........................ $       -  $      92  $       -  $      92  $      92
                                         ========== ========== ========== ========== ==========





                                                      GROSS      GROSS
                                                    UNREALIZED UNREALIZED   FAIR     CARRYING
DECEMBER 31, 2004                           COST      GAINS      LOSSES     VALUE      VALUE
---------------------------------------- ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                         (In thousands)
U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies ......................... $  31,884  $     165  $    (225) $  31,824  $  31,824
Corporate obligations ..................    29,756        188       (429)    29,515     29,515
Public utilities .......................     7,603         78        (95)     7,586      7,586
Mortgage-backed securities .............     2,814          -        (69)     2,745      2,745
                                         ---------- ---------- ---------- ---------- ----------
                                         $  72,057  $     431  $    (818) $  71,670  $  71,670
                                         ========== ========== ========== ========== ==========

EQUITY SECURITIES:
Corporate stock ........................ $   8,058  $     315  $       -  $   8,373  $   8,373
                                         ========== ========== ========== ========== ==========


     The fair value of Chandler USA's investments with sustained gross unrealized losses at December 31, 2004 is presented below:

                                      LESS THAN 12 MONTHS      12 MONTHS OR LONGER             TOTAL
                                    -----------------------  -----------------------  -----------------------
                                                 UNREALIZED               UNREALIZED               UNREALIZED
                                    FAIR VALUE     LOSSES    FAIR VALUE     LOSSES    FAIR VALUE     LOSSES
                                    -----------  ----------  -----------  ----------  -----------  ----------
                                                                 (In thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies ....... $    8,280   $     148   $    6,485   $      77   $   14,765   $     225
Corporate securities ..............     19,089         397        1,991          32       21,080         429
Public utilities ..................      4,157          74        1,618          21        5,775          95
Mortgage-backed securities ........          -           -        2,745          69        2,745          69
                                    -----------  ----------  -----------  ----------  -----------  ----------
                                    $   31,526   $     619   $   12,839   $     199   $   44,365   $     818
                                    ===========  ==========  ===========  ==========  ===========  ==========


     Chandler USA regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Based on an evaluation of the issues, including, but not limited to, Chandler USA's intentions to sell or ability to hold the investments; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, Chandler USA has concluded that the declines in the fair values of Chandler USA's investments at December 31, 2004 are temporary.

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at December 31, 2004 are shown below:

                                                 AVAILABLE FOR SALE
                                               ------------------------
                                                AMORTIZED
                                                   COST      FAIR VALUE
                                               ------------  ----------
                                                    (In thousands)
Due in one year or less ...................... $     1,024   $   1,021
Due after one year through five years ........      34,921      34,801
Due after five years through ten years .......      30,477      30,266
Due after ten years ..........................       2,821       2,837
                                               ------------  ----------
                                                    69,243      68,925

Mortgage-backed securities ...................       2,814       2,745
                                               ------------  ----------
                                               $    72,057   $  71,670
                                               ============  ==========

     Realized gains and losses from sales of investments are shown below:

                                       GROSS REALIZED GAINS  GROSS REALIZED LOSSES
                                       --------------------  ---------------------
                                                     (In thousands)
                     FIXED MATURITIES:
                     2002 ............ $               904   $                110
                     2003 ............                 631                      -
                     2004 ............                 693                     77

                     EQUITY SECURITIES:
                     2003 ............               1,720                      -
                     2004 ............                  36                      -


     NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. At December 31, 2003, Chandler USA had deposited cash of approximately $500,000 into a trust account as security related to certain indemnification provisions related to its sale of L&W. This deposit was replaced by a $500,000 letter of credit in 2004 (See Note 4). As of December 31, 2003 and 2004, the carrying value of these deposits totaled approximately $8.3 million and $8.4 million, respectively.

NOTE 3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     NAICO provides a reserve for estimated losses (reported and unreported) and loss adjustment expenses based on historical experience and payment reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and such estimates are periodically reviewed by independent professional actuaries. Inherent in the estimates of the ultimate liability for unpaid claims are expected trends in claim severity, claim frequency and other factors that may vary as claims are settled. The amount and uncertainty in the estimates are affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. The ultimate cost of insurance claims can be adversely affected by increased costs such as medical expenses, repair expenses, costs of providing legal defense for policyholders, increased jury awards and court decisions and legislation that define and expand insurance coverage subsequent to the time that the insurance policy was priced and sold. Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from NAICO's net liability for unpaid losses and loss adjustment expenses were approximately $5.7 million and $3.7 million at December 31, 2003 and 2004, respectively. Although such estimates are management's best estimates of the expected values, the ultimate liability for unpaid claims may vary from these values. NAICO does not discount the liability for unpaid losses and loss adjustment expenses.

     The following table sets forth a reconciliation of the beginning and ending unpaid losses and loss adjustment expenses which are net of reinsurance deductions.

                                                                  YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                                2002       2003       2004
                                                             ---------- ---------- ----------
                                                                      (In thousands)
Net balance at beginning of year ........................... $  32,812  $  33,191  $  29,343
                                                             ---------- ---------- ----------
Net losses and loss adjustment expenses incurred related to:
   Current year ............................................    34,928     26,108     27,436
   Prior years .............................................    15,784     11,092     26,345
                                                             ---------- ---------- ----------
      Total ................................................    50,712     37,200     53,781
                                                             ---------- ---------- ----------
Net paid losses and loss adjustment expenses related to:
   Current year ............................................   (13,283)   (10,626)   (10,222)
   Prior years .............................................   (37,050)   (30,422)   (28,207)
                                                             ---------- ---------- ----------
      Total ................................................   (50,333)   (41,048)   (38,429)
                                                             ---------- ---------- ----------
Net balance at end of year ................................. $  33,191  $  29,343  $  44,695
                                                             ========== ========== ==========


     NAICO has experienced a significant amount of incurred losses related to prior accident years during the 2002, 2003 and 2004 calendar years. The loss development occurred primarily in the 1997-2001 accident years. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

     During 2002, NAICO experienced adverse loss development totaling $15.8 million primarily in the standard property and casualty program including both liability lines and workers compensation. This adverse development was primarily due to an increase in loss severity within the 1997-2000 accident years. The adverse development included approximately $2.0 million for provisions for potentially uncollectible reinsurance and deductibles.

     During 2003, NAICO experienced adverse loss development totaling $11.1 million primarily in the standard property and casualty program. This adverse development was due primarily to an increase in losses in the workers compensation and other liability lines of business in the 1998-2001 accident years. A reduction in losses for the 2002 accident year partially offset this adverse development. The adverse loss development included approximately $1.3 million for provisions for potentially uncollectible reinsurance and deductibles.

     During 2004, NAICO experienced adverse loss development totaling $26.3 million primarily in the standard property and casualty and political subdivisions programs. This adverse development was due primarily to an increase in losses in the workers compensation and other liability lines of business in the 1997-2002 accident years. The adverse development in the 2002 accident year partially offset the reduction in losses for this accident year that was recorded during 2003. The adverse loss development included approximately $409,000 for provisions for potentially uncollectible reinsurance and deductibles. Reserves for unpaid losses and loss adjustment expenses, net of related reinsurance recoverables, were $44.7 million at December 31, 2004 compared to $29.3 million at December 31, 2003, an increase of $15.4 million or 52%.

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

NOTE 4. DISCONTINUED OPERATIONS

     In December 2002, Chandler USA completed the sale of its wholly owned subsidiary L&W to Brown & Brown, Inc. for $3.6 million. Chandler USA recorded an after-tax gain of $671,000 on the sale in 2002 based on the minimum purchase price for the transaction. The gain on the sale may be increased depending on certain adjustments to the purchase price as defined in the terms of the
transaction.   Following the completion of the sale, L&W changed its name to
Brown & Brown of Central Oklahoma, Inc. ("B&B"). L&W previously functioned as Chandler USA's agency segment and is presented as discontinued operations.

     B&B continues to be a significant producer of business for NAICO. Retail business produced by B&B and placed with NAICO constituted approximately 13% of NAICO's direct premiums written and assumed in 2004. Chandler USA agreed to indemnify Brown & Brown, Inc. for any breach of a representation, warranty or covenant made in connection with the sale for a period of three years, and has established a letter of credit in the amount of $500,000 for the benefit of Brown & Brown, Inc. as security.

NOTE 5. DEBENTURES

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures (the "Debentures") with a maturity date of July 16, 2014. The Debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The indenture governing the Debentures was amended during 2003 to clarify that purchases of Debentures by Chandler USA through private treaty or on the open market for an agreed price of less than the sum of the principal amount and accrued interest are not considered to be a redemption of the Debentures, and that any such Debentures purchased by Chandler USA will be cancelled. Chandler USA purchased and cancelled $16.7 million and $275,000 principal amount of the Debentures during 2003 and 2004, respectively, and at December 31, 2004, there were $6,979,000 principal amount of the Debentures outstanding. As of December 31, 2004, Chandler USA has capitalized $312,000 related to debt issuance costs for the Debentures. These costs are being amortized as interest expense over the term of the Debentures. When Debentures are purchased and cancelled by Chandler USA, debt issuance costs are reduced accordingly and reflected in the gain on retirement of debt which is included in other income in the consolidated statements of operations. Chandler USA's subsidiaries and affiliates are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. The indenture governing the Debentures contains certain restrictive covenants, including covenants that limit subsidiary debt, issuance or sale of subsidiary stock, incurring of liens, sale-leaseback transactions for a period of more than three years, mergers, consolidations and sales of assets. At December 31, 2004, Chandler USA was in compliance with all covenants.

NOTE 6. TRUST PREFERRED SECURITIES

     In May 2003, Chandler USA established Chandler Capital Trust I ("Trust I") by purchasing all of its common securities for $403,000. Trust I is a Delaware statutory business trust and is a wholly owned non-consolidated subsidiary of Chandler USA. On May 22, 2003, Trust I issued $13.0 million of capital securities (the "Trust I Preferred Securities") to InCapS Funding I, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Trust I used the proceeds from the issuance to purchase $13,403,000 of 9.75% junior subordinated debentures (the "Junior Debentures I") of Chandler USA. Distributions on the Junior Debentures I are payable quarterly at a fixed annual rate of 9.75%. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures I, with such deferred payments accruing interest compounded quarterly. The Junior Debentures I are subject to a mandatory redemption on May 23, 2033, but they may be redeemed after five years at a premium of half the fixed rate coupon declining ratably to par in the 10th year.

     The Junior Debentures I are the sole assets of Trust I and Trust I will distribute any cash payments it receives thereon to the holders of its preferred and common securities. Distributions on the Trust I Preferred Securities are payable quarterly at a fixed annual rate of 9.75%. Trust I may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust I Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust I Preferred Securities are subject to a mandatory redemption on May 23, 2033, but they may be redeemed after five years at a premium of half the fixed rate coupon declining ratably to par in the 10th year. All payments by Trust I regarding the Trust I Preferred Securities are guaranteed by Chandler USA.

     In December 2003, Chandler USA established Chandler Capital Trust II ("Trust II") by purchasing all of its common securities for $217,000. Trust II is a Delaware statutory business trust and is a wholly owned non-consolidated subsidiary of Chandler USA. On December 16, 2003, Trust II issued $7.0 million of capital securities (the "Trust II Preferred Securities") to InCapS Funding II, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Trust II used the proceeds from the issuance to purchase $7,217,000 of floating rate junior subordinated debentures (the "Junior Debentures II") of Chandler USA. Distributions on the Junior Debentures II are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 6.17% at December 31, 2004. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures II, with such deferred payments accruing interest compounded quarterly. The Junior Debentures II are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium.

     The Junior Debentures II are the sole assets of Trust II and Trust II will distribute any cash payments it receives thereon to the holders of its preferred and common securities. Distributions on the Trust II Preferred Securities are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 6.17% at December 31, 2004. Trust II may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust II Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust II Preferred Securities are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium. All payments by Trust II regarding the Trust II Preferred Securities are guaranteed by Chandler USA.

     The sale of the Trust I Preferred Securities and the Trust II Preferred Securities during 2003 resulted in net proceeds of $19.3 million to Chandler USA, net of placement costs. Issuance costs in the amount of $711,000 have been capitalized and are being amortized over the stated maturity periods of thirty years. Chandler USA used $13.3 million of the proceeds to purchase $16.7 million principal amount of its outstanding Debentures during 2003. The Debentures purchased by Chandler USA were cancelled. The purchase and cancellation of the Debentures resulted in a pre-tax gain of $3.1 million during 2003, net of an adjustment to unamortized issuance costs, which is included in other income in the consolidated statement of operations. Chandler USA also contributed $5.0 million of the proceeds to NAICO to be used for general corporate purposes.

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

STATUTORY FINANCIAL INFORMATION AND MINIMUM CAPITAL REQUIREMENTS

     NAICO is required to file financial statements with state regulatory authorities prepared on a statutory basis which differs from GAAP. Statutory net income (loss) and statutory capital and surplus of NAICO are as follows:

                                                   2002      2003      2004
                                                 --------  --------  --------
                                                        (In thousands)
            Statutory net income (loss) ........ $  (405)  $ 1,447   $(7,482)
            Statutory capital and surplus ...... $44,073   $50,154   $41,458


     The NAIC has adopted risk-based capital ("RBC") standards for domestic property and casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 2003 and 2004.

     At periodic intervals, various insurance regulatory authorities routinely examine the required statutory financial statements of NAICO as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

     The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Oklahoma Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year, or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria the maximum shareholder dividend NAICO may pay in 2005 without the approval of the Oklahoma Department of Insurance is approximately $3.8 million. NAICO paid cash shareholder dividends to Chandler USA totaling $3.5 million in 2002 and $3.4 million in 2004.

     The future payment of shareholder dividends also depends upon the earnings, financial position and cash requirements of Chandler USA, as well as regulatory limitations and such other factors as the board of directors may deem relevant.

     NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $3.8 million as of December 31, 2004). NAICO paid approximately $120,000, $146,000 and $62,000 in policyholder dividends during 2002, 2003 and 2004, respectively.

NOTE 8. INCOME TAXES

     Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differ from those expected using U.S. Federal enacted income tax rates as noted by the following:

                                                         2002       2003       2004
                                                      ---------- ---------- ----------
CONTINUING OPERATIONS:                                         (In thousands)
Computed income tax provision (benefit) at 34% ...... $  (1,607) $     736  $  (3,599)
Increase (decrease) in income taxes resulting from:
  Utilization of capital loss .......................      (270)      (800)      (248)
  Nondeductible expenses ............................       197        256        265
                                                      ---------- ---------- ----------
Federal income tax provision (benefit) .............. $  (1,680) $     192  $  (3,582)
                                                      ========== ========== ==========
DISCONTINUED OPERATIONS:
Computed income tax provision at 34% ................ $     149  $       -  $       -
Increase in income taxes resulting from:
  Other, net ........................................         6          -          -
                                                      ---------- ---------- ----------
Federal income tax provision ........................ $     155  $       -  $       -
                                                      ========== ========== ==========


     The sale of L&W resulted in a capital loss for tax purposes as Chandler USA's tax basis in L&W exceeded the consideration received from the sale. Accordingly, the gain on the sale of $671,000 that was recorded in the consolidated statement of operations in 2002 was not reduced for income taxes.

     U.S. Federal income tax provision (benefit) from continuing operations consists of:


                                                  CURRENT          DEFERRED         TOTAL
                                              ---------------  ----------------  --------------
                                                                (In thousands)
2002 ........................................ $       (146)    $      (1,534)    $      (1,680)
2003 ........................................         (904)            1,096               192
2004 ........................................            -            (3,582)           (3,582)


     Deferred income tax provision (benefit) from continuing operations relating to temporary differences includes the following components:


                                                    2002           2003          2004
                                                -------------  ------------  ------------
                                                              (In thousands)
Loss reserve discounts .........................  $      152   $       276   $      (796)
Unearned premiums ..............................          (6)          249          (372)
Deferred policy acquisition costs ..............         276           (65)          (37)
Reserve for uncollectible premiums receivable ..         (58)           38             5
Depreciation and lease expense .................         126           627             5
Discount on fixed maturity investments .........          11          (218)           11
Net operating loss carryforwards ...............      (1,887)          214        (2,345)
Other ..........................................        (148)          (25)          (53)
                                                -------------  ------------  ------------
                                                $     (1,534)  $     1,096   $    (3,582)
                                                =============  ============  ============

     The tax effect of temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:


                                                                     2003          2004
                                                                 ------------  ------------
                                                                       (In thousands)
Deferred tax assets:
  Loss reserve discounts ....................................... $     1,774   $     2,569
  Unearned premiums ............................................       1,617         1,989
  Reserve for uncollectible premiums receivable ................          45            40
  Compensated absences .........................................         231           242
  Net operating loss carryforwards - federal ...................       1,673         4,019
  Net operating loss carryforwards - state .....................       3,037         3,194
  Net capital loss carryforward ................................         625           357
  Other ........................................................         110           119
  Valuation allowance ..........................................      (3,662)       (3,551)
                                                                 ------------  ------------
Total deferred tax assets ......................................       5,450         8,978
                                                                 ------------  ------------
Deferred tax liabilities:
  Depreciation and lease expense ...............................       1,470         1,475
  Amortization of discount on fixed maturity investments .......           5            15
  Unrealized gain (loss) on investments available for sale .....         306           (25)
  Deferred policy acquisition costs ............................          56            20
  Other ........................................................         124            91
                                                                 ------------  ------------
Total deferred tax liabilities .................................       1,961         1,576
                                                                 ------------  ------------
Net deferred tax assets ........................................ $     3,489   $     7,402
                                                                 ============  ============


     At December 31, 2004, Chandler USA had a net operating loss carryforward available for U.S. Federal income taxes of $11.8 million which begins to expire in 2023. Chandler USA has concluded that the deferred tax asset including the federal net operating loss carryforwards are more likely than not to be realized. Chandler USA anticipates that its future U.S. consolidated income tax will be sufficient to utilize the federal net operating losses within the required time. Chandler USA will continue to evaluate income generated in future periods in determining the reasonableness of its position. If Chandler USA determines that future income is insufficient to cause the realization of the federal net operating losses within the required time, a valuation allowance will be established.

     In addition, Chandler USA, at December 31, 2004, had net operating loss carryforwards available for Oklahoma state income taxes totaling approximately $53.2 million which expire in the years 2005 through 2024. At December 31, 2004, Chandler USA also had a capital loss carryforward for U.S. Federal income taxes of $1.1 million which expires in 2007. A valuation allowance has been provided for the tax effect of the state net operating loss and the net capital loss carryforwards since realization of such amounts is not considered more likely than not.

NOTE 9. EMPLOYEE BENEFITS

     Chandler USA and its subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Internal Revenue Code. All full time employees who have completed one year of service and attained age 21 may elect to participate in the 401(k) plan. Participants may contribute up to 25% of compensation, subject to certain limitations. Chandler USA matches 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25%
of the remaining employee contributions up to a maximum employer contribution of $5,100 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions from continuing operations was $282,000, $286,000 and $321,000 for 2002, 2003 and 2004, respectively.

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

     A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums and state insurance licenses) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of December 31, 2003 and 2004. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 2. At December 31, 2004, the fair value of Chandler USA's Debentures was estimated to be $6.9 million based on the latest reported trade. Chandler USA's Debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The Debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR, currently 6.17%. At December 31, 2004, the fair value of Chandler USA's junior subordinated debentures was estimated to be $20.6 million.

NOTE 11. LITIGATION

     Certain officers and directors of Chandler USA and Chandler Insurance were named as defendants in certain litigation involving CenTra, Inc. This litigation was concluded in 2002. As a result of various events in 1995, 1996 and 1997 related to the CenTra litigation, Chandler Barbados and Chandler USA recorded estimated recoveries of costs from its Director and Officer Liability Insurance policy totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. Chandler Insurance assumed Chandler Barbados' remaining receivable in December 2003 under the reorganization of these companies. During June 2004, Chandler Insurance and Chandler USA received payment in the amount of $558,000 and $167,000, respectively, in exchange for releasing certain insurers with respect to policies covering periods from June 28, 1997 up to June 28, 2002. During the third quarter of 2004, Chandler Insurance and its subsidiaries settled the remaining litigation with the insurer for policy periods from June 28, 1992 to June 28, 1997. Based on the terms of the settlement, Chandler Insurance and Chandler USA recorded additional estimated recoveries of $1,204,000 and $359,000, respectively, during the third quarter of 2004. Chandler Insurance and Chandler USA received payment of $3,527,000 and $1,053,000, respectively, during December 2004 and expect to receive payment of the remaining settlement funds of $497,000 and $192,000 during the first quarter of 2005.

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

     Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1 or July 1 of each year. NAICO renewed all January 1, 2005 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on July 1, 2005.

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

     Reliance Insurance Company ("Reliance") reinsured NAICO for certain workers compensation risks during 1998. At December 31, 2004, NAICO had reinsurance recoverables from Reliance for paid and unpaid losses of approximately $3.3 million. During October 2004, the Commonwealth of Pennsylvania placed Reliance in liquidation. NAICO is unable to determine the amount of its reinsurance recoverables from Reliance that will ultimately be collected and has fully reserved the carrying value of such amounts as of December 31, 2003 and 2004.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. During 2002, 2003 and 2004, NAICO incurred charges of $1.7 million, $604,000 and $282,000, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

     The effect of reinsurance on premiums written and earned was as follows:

                               2002                     2003                     2004
                     -----------------------  -----------------------  -----------------------
                       WRITTEN      EARNED      WRITTEN      EARNED      WRITTEN      EARNED
                     -----------  ----------  -----------  ----------  -----------  ----------
                                                  (In thousands)
Direct ............. $  139,876   $ 146,307   $  118,247   $ 126,067   $  121,146   $ 117,383
Assumed ............        286         256          197         212          505         484
Ceded ..............    (72,495)    (79,606)     (66,604)    (69,696)     (51,187)    (53,825)
                     -----------  ----------  -----------  ----------  -----------  ----------
Net premiums ....... $   67,667   $  66,957   $   51,840   $  56,583   $   70,464   $  64,042
                     ===========  ==========  ===========  ==========  ===========  ==========


     Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $87.7 million, $83.9 million and $52.1 million for 2002, 2003 and 2004, respectively.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     NAICO conducts its business through individual independent insurance agencies and underwriting managers. Certain of these underwriting managers have provided collateral to NAICO to secure a portion of the premiums receivable. Substantially all of the principal shareholders of the independent agencies and underwriting managers have provided personal guarantees for payment of premiums to NAICO. NAICO also requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums or other policy related obligations. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 2003 and 2004 were $20.3 million and $22.8 million, respectively. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 2004, NAICO maintained custody of such letters of credit securing these and other transactions totaling approximately $21.7 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 2002 or 2003.
During 2004, one unaffiliated independent insurance agent produced approximately 13% of NAICO's direct written and assumed premiums.

     NAICO's bail bond underwriting manager was responsible for gross written premiums of $2.3 million, $1.2 million and $130,000 during 2002, 2003 and 2004, respectively.

     Approximately $29.1 million, or 33% of NAICO's reinsurance recoverables and prepaid reinsurance premiums at December 31, 2004 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. Chandler USA believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2004.


                                                                            CEDED REINSURANCE
                                                                 NET           PREMIUMS FOR      A.M. BEST
                                                             REINSURANCE      THE YEAR ENDED      COMPANY
NAME OF REINSURER                                          RECOVERABLE (1)  DECEMBER 31, 2004     RATING
---------------------------------------------------------  ---------------  -------------------  ---------
                                                                      (Dollars in thousands)
Chandler Insurance ......................................  $       25,555   $           30,055      -(2)
Employers Reinsurance Corporation .......................          23,955                9,731      A
Swiss Reinsurance America Corporation ...................          22,640                   52      A+
Odyssey America Reinsurance Corporation .................           3,958                5,489      A
GE Reinsurance Corporation ..............................           3,605                  (27)     A
                                                           ---------------  -------------------
   Top five reinsurers ..................................  $       79,713   $           45,300
                                                           ===============  ===================
   All reinsurers .......................................  $       87,945   $           51,187
                                                           ===============  ===================
Percentage of total represented by top five reinsurers ..             91%                  88%

---------------------------------------------------------

(1) Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2004.

(2) Chandler Insurance owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO. Although Chandler Insurance is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit. At December 31, 2004, Chandler Insurance had cash and investments with a fair value of $28.6 million deposited in a trust account for the benefit of NAICO.


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

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments was approximately $853,000 and $1,037,000 at December 31, 2003 and 2004,
respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables in the amount that it expects to recover of approximately $2,451,000 and $2,812,000 at December 31, 2003 and 2004,
respectively. NAICO may receive additional guaranty fund assessments in the future related to insolvent insurance companies. At this time, NAICO is unable to estimate the amount of such assessments.

     At December 31, 2004, Chandler USA's subsidiaries were committed under noncancellable operating leases for certain equipment and office space. Rental payments under these leases for continuing operations were $1,086,000, $919,000 and $825,000 in 2002, 2003 and 2004, respectively. Future minimum lease payments are as follows:

                                                     (In thousands)
                     2005 .......................... $         688
                     2006 ..........................           500
                     2007 ..........................            82
                     2008 ..........................            11
                                                     --------------
                                                     $       1,281
                                                     ==============

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. The sale and leaseback transaction resulted in a deferred gain of $2.0 million which was amortized into income over the final year of the lease, resulting in other income of $1.7 million in 2003 and $368,000 in 2004. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 5.25% at December 31, 2004. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment.
If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.9 million.

     Chandler USA has guaranteed the obligations of Trust I and Trust II. It guarantees payment of distributions and the redemption price of the trust preferred securities until the securities are redeemed in full. The total redemption price of the trust preferred securities is $20.0 million.

NOTE 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term.
During March 2004, the lease was extended for an additional three years.  See
Note 12 to Consolidated Financial Statements for additional information. The bank that participated in the sale and leaseback transaction has also established a letter of credit in the amount of $500,000 on behalf of Chandler USA for the benefit of Brown & Brown, Inc. as security in connection with the sale of L&W. Chandler USA paid a fee of $5,000 during 2004 to the bank for issuing the letter of credit. See Note 4 to Consolidated Financial Statements for additional information. A director of NAICO and Chandler USA is an officer and director of the bank that participated in these transactions, and is also a significant shareholder of the bank's holding company. This director is also a director of the bank that Chandler USA and its subsidiaries use as their principal disbursement bank, and is a significant shareholder of the bank's holding company. The balance maintained by Chandler USA and each subsidiary is fully insured by the Federal Deposit Insurance Corporation, and Chandler USA and its subsidiaries pay customary service charges to the bank for the services provided.

     Chandler USA leases and has made certain improvements to a rural property in which certain directors and officers of Chandler USA own interests. Under the lease, no cash rental is paid. Chandler USA drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of Chandler USA's subsidiaries. Chandler USA incurred approximately $255,000, $336,000 and $353,000 in expenses associated with this property during 2002, 2003 and 2004, respectively, including $18,000, $12,000 and $14,000 for reimbursement of certain expenses, such as utility and similar expenses, for the years 2002, 2003 and 2004, respectively.

     Chandler USA and Chandler Insurance are parties to an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2003 and 2004, Chandler USA had a receivable of $9.6 million and $10.9 million, respectively, under the Credit Agreement, and Chandler USA earned $380,000, $412,000 and $439,000 in interest income under the Credit Agreement during 2002, 2003 and 2004, respectively.

     Chandler USA believes that all transactions with directors, officers or shareholders of Chandler USA and its subsidiaries are and will continue to be on terms no less favorable to Chandler USA and its subsidiaries than could be obtained from unaffiliated parties.

NOTE 14. SEGMENT INFORMATION

     Chandler USA has one reportable operating segment for property and casualty insurance. In December 2002, Chandler USA sold L&W, which had previously been reported as Chandler USA's agency segment. The agency segment and certain items related to L&W have been restated and reported as discontinued operations for all periods presented.

     The insurance products reported in the property and casualty segment are underwritten by NAICO and are marketed through independent insurance agencies. NAICO underwrites various lines of property and casualty insurance, including surety bonds and workers compensation insurance. NAICO's main areas of concentration include the construction, manufacturing, oil and gas, trucking, wholesale, service and retail industries along with political subdivisions. The property and casualty segment operates primarily in Oklahoma and Texas, and other surrounding states. Oklahoma accounted for approximately 53%, 51% and 51% of gross written premiums in 2002, 2003 and 2004, respectively, while Texas accounted for approximately 37%, 36% and 37% of gross written premiums during the same years. Management evaluates the property and casualty segment's performance on the basis of growth in gross written premiums and income before income taxes.

     Chandler USA accounts for intercompany sales and transactions as if they were to third parties and attempts to set fees consistent with those that would apply in arm's length transactions with a non-affiliate. There can be no assurance the rates charged reflect those that would have been agreed upon following an arm's length negotiation.

     Net premiums earned and losses and loss adjustment expenses within the property and casualty segment can be identified to Chandler USA designated insurance programs. Chandler USA's chief operating decision makers review net premiums earned and losses and loss adjustment expenses in assessing the performance of an insurance program. In addition, Chandler USA's chief operating decision makers consider many other factors such as the lines of business offered within an insurance program and the states in which the insurance programs are offered. Certain discrete financial information is not readily available by insurance program, including assets, interest income, and investment gains or losses. Chandler USA does not consider its insurance programs to be reportable segments, however, the following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.


                                                          YEAR ENDED DECEMBER 31,
                                                     --------------------------------
INSURANCE PROGRAM                                       2002       2003       2004
---------------------------------------------------- ---------- ---------- ----------
                                                              (In thousands)
NET PREMIUMS EARNED
Standard property and casualty ..................... $  49,570  $  45,521  $  54,278
Political subdivisions .............................    13,829      8,093      7,269
Surety bonds .......................................     3,310      2,724      1,993
Other (1) ..........................................       248        245        502
                                                     ---------- ---------- ----------
                                                     $  66,957  $  56,583  $  64,042
                                                     ========== ========== ==========

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ..................... $  40,194  $  29,650  $  42,901
Political subdivisions .............................     7,726      5,722      7,122
Surety bonds .......................................     1,967        911      2,677
Other (1) ..........................................       825        917      1,081
                                                     ---------- ---------- ----------
                                                     $  50,712  $  37,200  $  53,781
                                                     ========== ========== ==========
--------------------------------------

(1) This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the unaudited quarterly operating results during 2003 and 2004 follows:

                                               First    Second     Third    Fourth     Total
                                              quarter   quarter   quarter   quarter     year
                                             --------- --------- --------- --------- ---------
2003
--------------------------------------------
Net premiums earned ........................ $ 14,537  $ 14,421  $ 14,145  $ 13,480  $ 56,583
Investment income, net .....................      596       662       625       677     2,560
Realized investment gains, net .............      151     1,787       413         -     2,351
Income (loss) before income taxes ..........     (311)    3,389       470    (1,382)    2,166
Net income (loss) ..........................     (223)    2,791       398      (992)    1,974

2004
--------------------------------------------
Net premiums earned ........................ $ 13,872  $ 16,732  $ 17,074  $ 16,364  $ 64,042
Investment income, net .....................    1,238       749       853       837     3,677
Realized investment gains, net .............      463         -         3       186       652
Loss before income taxes ...................     (996)   (4,921)   (1,653)   (3,016)  (10,586)
Net loss ...................................     (580)   (3,297)   (1,178)   (1,949)   (7,004)


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

                            *   *   *   *   *   *   *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholder of Chandler (U.S.A.), Inc.:

We have audited the accompanying consolidated balance sheets of Chandler (U.S.A.), Inc. and subsidiaries ("Chandler USA") as of December 31, 2003 and 2004, and the related consolidated statements of operations, comprehensive income, cash flows and shareholder's equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial
statement schedules listed in the Index at Item 15.   These financial
statements and financial statement schedules are the responsibility of Chandler USA's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chandler USA at December 31, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ Tullius Taylor Sartain & Sartain LLP

TULLIUS TAYLOR SARTAIN & SARTAIN LLP
Tulsa, Oklahoma
February 11, 2005

                                                                      PAGE F-26
                                                                    SCHEDULE I


                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                         SUMMARY OF INVESTMENTS - OTHER
                      THAN INVESTMENTS IN RELATED PARTIES
                             AS OF DECEMBER 31, 2004

                                 (In thousands)


                                                                              AMOUNT AT WHICH
                                                                               SHOWN IN THE
TYPE OF INVESTMENT                                      COST      FAIR VALUE   BALANCE SHEET
-------------------------------------------------   ------------ ------------ ---------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies ..........   $    31,884  $    31,824  $       31,824
Corporate obligations ...........................        29,756       29,515          29,515
Public utilities ................................         7,603        7,586           7,586
Mortgage-backed securities ......................         2,814        2,745           2,745
                                                    ------------ ------------ ---------------
                                                         72,057       71,670          71,670

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock .................................         8,058        8,373           8,373
                                                    ------------ ------------ ---------------
  Total investments .............................   $    80,115  $    80,043  $       80,043
                                                    ============ ============ ===============


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                       (In thousands except share amounts)


                                                                      DECEMBER 31,
                                                                  ---------------------
                                                                     2003       2004
                                                                  ---------- ----------
ASSETS

Cash ............................................................ $     495  $      64
Premiums receivable .............................................         9          7
Amounts due from subsidiaries ...................................     1,437      1,276
Property and equipment, net .....................................     1,057        981
Amounts due from related parties ................................     9,642     10,891
Other assets ....................................................     3,610      4,479
Investment in subsidiaries, net .................................    57,536     48,381
                                                                  ---------- ----------
Total assets .................................................... $  73,786  $  66,079
                                                                  ========== ==========
LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
  Accrued taxes and other payables .............................. $   2,073  $   2,288
  Debentures ....................................................     7,254      6,979
  Junior subordinated debentures issued to affiliated trusts ....    20,620     20,620
                                                                  ---------- ----------
Total liabilities ...............................................    29,947     29,887
                                                                  ---------- ----------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding .........................         2          2
  Paid-in surplus ...............................................    60,584     60,584
  Accumulated deficit ...........................................   (17,342)   (24,346)
  Accumulated other comprehensive income (loss):
  Unrealized gain (loss) on investments held by subsidiary
    and available for sale, net of deferred income taxes ........       595        (48)
                                                                  ---------- ----------
Total shareholder's equity ......................................    43,839     36,192
                                                                  ---------- ----------
Total liabilities and shareholder's equity ...................... $  73,786  $  66,079
                                                                  ========== ==========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                           YEAR ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                         2002       2003       2004
                                                                      ---------- ---------- ----------
Revenues
   Investment income, net ........................................... $       7  $      34  $       2
   Interest income, net from related parties ........................       380        436        491
   Other income .....................................................       765      5,600      1,370
                                                                      ---------- ---------- ----------
   Total revenues ...................................................     1,152      6,070      1,863
                                                                      ---------- ---------- ----------
Operating costs and expenses
   General and administrative expenses ..............................     3,529      3,175      2,505
   Interest expense .................................................     2,213      2,447      2,385
                                                                      ---------- ---------- ----------
     Total operating costs and expenses .............................     5,742      5,622      4,890
                                                                      ---------- ---------- ----------
Income (loss) from continuing operations before income tax benefit ..    (4,590)       448     (3,027)

Federal income tax benefit ..........................................     1,729        509      1,137
                                                                      ---------- ---------- ----------
Net income (loss) from continuing operations before equity
  in net income (loss) of subsidiaries ..............................    (2,861)       957     (1,890)

Equity in net income (loss) of subsidiaries .........................       133      1,017     (5,114)
                                                                      ---------- ---------- ----------
Net income (loss) from continuing operations ........................    (2,728)     1,974     (7,004)

Loss from discontinued operations ...................................       (34)         -          -

Gain on sale of subsidiary ..........................................       671          -          -
                                                                      ---------- ---------- ----------
Net income (loss) ................................................... $  (2,091) $   1,974  $  (7,004)
                                                                      ========== ========== ==========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-29
                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                        YEAR ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                      2002       2003       2004
                                                                   ---------- ---------- ----------
Operating activities
  Net income (loss) .............................................. $  (2,091) $   1,974  $  (7,004)
  Add (deduct):
    Adjustments to reconcile net income (loss) to cash
      applied to operating activities:
    Net (income) loss of subsidiaries not distributed to parent ..      (133)    (1,017)     5,114
    Net gains on sale of property and equipment ..................       (12)    (1,661)      (371)
    Gain on sale of subsidiary ...................................      (671)         -          -
    Gain on retirement of debentures .............................         -     (3,106)       (36)
    Amortization and depreciation ................................       222        221        205
    Net change in non-cash balances relating to
      operating activities:
      Premiums receivable ........................................     2,778        970          2
      Amounts due from subsidiaries ..............................       314        325        161
      Other assets ...............................................     1,428      1,020       (922)
      Accrued taxes and other payables ...........................      (692)      (334)       581
      Premiums payable ...........................................    (3,200)    (2,328)         -
                                                                   ---------- ---------- ----------
    Cash applied to operating activities .........................    (2,057)    (3,936)    (2,270)
                                                                   ---------- ---------- ----------
Investing activities
  Cost of property and equipment purchased .......................      (103)      (471)      (154)
  Proceeds from sale of property and equipment ...................        57        100         86
  Proceeds from sale of subsidiary ...............................     3,247          -          -
  Investment in subsidiary .......................................        (2)    (5,620)         -
                                                                   ---------- ---------- ----------
    Cash provided by (applied to) investing activities ...........     3,199     (5,991)       (68)
                                                                   ---------- ---------- ----------
Financing activities
  Shareholder dividend from subsidiaries .........................     3,915          -      3,400
  Proceeds from issuance of debentures ...........................         -     20,620          -
  Payment on retirement of debentures ............................         -    (12,782)      (226)
  Debt issue costs ...............................................         -       (711)       (18)
  Payments and loans from related parties ........................     3,249      2,426      4,602
  Payments and loans to related parties ..........................    (5,951)    (1,486)    (5,851)
                                                                   ---------- ---------- ----------
    Cash provided by financing activities ........................     1,213      8,067      1,907
                                                                   ---------- ---------- ----------
Increase (decrease) in cash and cash equivalents .................     2,355     (1,860)      (431)
Cash and cash equivalents at beginning of year ...................         -      2,355        495
                                                                   ---------- ---------- ----------
Cash and cash equivalents at end of year .........................  $  2,355  $     495  $      64
                                                                   ========== ========== ==========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                    SCHEDULE III

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                 (In thousands)

                                      FUTURE
                                      POLICY                                                       AMORTI-
                                     BENEFITS,            OTHER                         CLAIMS,    ZATION OF              NET
                           DEFERRED   LOSSES,             POLICY                         LOSSES    DEFERRED             PREMIUMS
                            POLICY    CLAIMS            CLAIMS AND             NET        AND       POLICY      OTHER   WRITTEN
                         ACQUISITION AND LOSS  UNEARNED  BENEFITS   PREMIUM  INTEREST  SETTLEMENT ACQUISITION OPERATING   AND
                            COSTS    EXPENSES  PREMIUMS   PAYABLE   REVENUE   INCOME    EXPENSES     COSTS    EXPENSES  ASSUMED
                         ----------- --------- -------- ---------- --------- --------- ---------- ----------- --------- --------
YEAR ENDED
DECEMBER 31, 2002
Property and casualty .. $       355 $  92,606 $ 55,160 $    4,244 $  66,957 $   2,920 $   50,712 $    10,239 $  14,707 $ 67,667
                         =========== ========= ======== ========== ========= ========= ========== =========== ========= ========
DECEMBER 31, 2003
Property and casualty .. $       165 $  87,768 $ 47,325 $    4,807 $  56,583 $   2,560 $   37,200 $    11,278 $  15,927 $ 51,840
                         =========== ========= ======== ========== ========= ========= ========== =========== ========= ========
DECEMBER 31, 2004
Property and casualty .. $        57 $ 108,233 $ 51,109 $    4,912 $  64,042 $   3,677 $   53,781 $    11,039 $  14,777 $ 70,464
                         =========== ========= ======== ========== ========= ========= ========== =========== ========= ========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                    SCHEDULE IV

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                                   REINSURANCE

                             (Dollars in thousands)

                                                                  ASSUMED                    PERCENTAGE
                                                   CEDED TO        FROM                      OF AMOUNT
                                       GROSS         OTHER         OTHER          NET         ASSUMED
                                       AMOUNT      COMPANIES     COMPANIES       AMOUNT        TO NET
                                    ------------  ------------  ------------  ------------  ------------
Year ended December 31, 2002
 Property and casualty ...........  $   139,876   $   (72,495)  $       286   $    67,667          0.42%
                                    ============  ============  ============  ============  ============

Year ended December 31, 2003
 Property and casualty ...........  $   118,247   $   (66,604)  $       197   $    51,840          0.38%
                                    ============  ============  ============  ============  ============

Year ended December 31, 2004
 Property and casualty ...........  $   121,146   $   (51,187)  $       505   $    70,464          0.72%
                                    ============  ============  ============  ============  ============


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                     SCHEDULE V

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                 (In thousands)

                                                         BALANCE AT        PROVISION                           BALANCE
                                                          BEGINNING           FOR                               AT END
                                                          OF PERIOD      NON-COLLECTION      WRITE-OFFS        OF PERIOD
                                                      ----------------  ----------------  ----------------  ---------------
Allowance for non-collection of
  premiums receivable:
    2002 ............................................ $           298   $           444   $          (496)  $          246
                                                      ================  ================  ================  ===============
    2003 ............................................ $           246   $           272   $          (385)  $          133
                                                      ================  ================  ================  ===============
    2004 ............................................ $           133   $            42   $           (56)  $          119
                                                      ================  ================  ================  ===============

Allowance for non-collection of reinsurance
  recoverables on paid and unpaid losses:
    2002 ............................................ $         1,096   $         1,726   $           (55)  $        2,767
                                                      ================  ================  ================  ===============
    2003 ............................................ $         2,767   $           604   $           (57)  $        3,314
                                                      ================  ================  ================  ===============
    2004 ............................................ $         3,314   $           282   $          (324)  $        3,272
                                                      ================  ================  ================  ===============

SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                    SCHEDULE VI


                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                            SUPPLEMENTAL INFORMATION

                 (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                                 (In thousands)


                                                  DISCOUNT      PAID LOSSES AND
                                                  DEDUCTED      LOSS ADJUSTMENT
                                                FROM RESERVES      EXPENSES
                                               ---------------  ---------------
Year ended December 31, 2002
  Property-casualty .......................... $            -   $       50,333
                                               ===============  ===============
Year ended December 31, 2003
  Property-casualty .......................... $            -   $       41,048
                                               ===============  ===============
Year ended December 31, 2004
  Property-casualty .......................... $            -   $       38,429
                                               ===============  ===============

SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                INDEX TO EXHIBITS
                                -----------------

Exhibit No.
-----------

   21.1     Subsidiaries of the registrant.
   31.1     Rule 13a-14(a)/15d-14(a) Certifications.
   32.1     Section 1350 Certifications.