Form 10-Q
period 2005-03-31
CHANDLER USA INC
filed 2005-05-11
CIK 1083750

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The number of common shares, $1.00 par value, of the registrant outstanding on April 30, 2005 was 2,484, which are owned by Chandler Insurance Company, Ltd.

=============================================================================

                                                                     PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
-------
Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 ......  1

Consolidated Statements of Operations for the three months
     ended March 31, 2005 and 2004 ..........................................  2

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2005 and 2004 ...................................  3

Consolidated Statements of Cash Flows for the three months
     ended March 31, 2005 and 2004 ..........................................  4

Notes to Interim Consolidated Financial Statements ..........................  5

ITEM 2.
-------
Management's Discussion and Analysis of Financial Condition and
     Results of Operations ..................................................  6

ITEM 4.
-------
Controls and Procedures .....................................................  9

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings .................................................. 10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 10

Item 3.  Defaults Upon Senior Securities .................................... 10

Item 4.  Submission of Matters to a Vote of Security Holders ................ 10

Item 5.  Other Information .................................................. 10

Item 6.  Exhibits ........................................................... 10

Signatures .................................................................. 11

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                        March 31,    December 31,
                                                                                          2005           2004
                                                                                       -----------   ------------
                                                                                       (Unaudited)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $8,406 and $8,421 in 2005 and 2004, respectively) ....... $    8,107    $     8,279
  Unrestricted (amortized cost $63,309 and $63,636 in 2005 and 2004, respectively) ...     61,966         63,391
 Equity securities available for sale, at fair value (cost $8,083 and $8,058 in 2005
  and 2004, respectively) ............................................................      8,240          8,373
                                                                                       -----------   ------------
  Total investments ..................................................................     78,313         80,043
Cash and cash equivalents ($141 restricted in 2005 and 2004) .........................      3,924          6,870
Premiums receivable, less allowance for non-collection
  of $120 and $119 at 2005 and 2004, respectively ....................................     26,409         22,809
Reinsurance recoverable on paid losses, less allowance for non-collection
 of $3,070 and $3,035 at 2005 and 2004, respectively .................................      3,012          2,172
Reinsurance recoverable on paid losses from related parties ..........................          -             83
Reinsurance recoverable on unpaid losses, less allowance for non-collection
 of $216 and $237 at 2005 and 2004, respectively .....................................     41,954         50,381
Reinsurance recoverable on unpaid losses from related parties ........................     13,312         13,157
Prepaid reinsurance premiums .........................................................      9,734          9,837
Prepaid reinsurance premiums to related parties ......................................     13,066         12,315
Deferred policy acquisition costs ....................................................        440             57
Property and equipment, net ..........................................................      8,943          9,110
Amounts due from related parties .....................................................     10,346         10,891
State insurance licenses, net ........................................................      3,745          3,745
Other assets .........................................................................     14,217         15,827
                                                                                       -----------   ------------
Total assets ......................................................................... $  227,415    $   237,297
                                                                                       ===========   ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses .......................................... $   96,542    $   108,233
 Unearned premiums ...................................................................     53,509         51,109
 Policyholder deposits ...............................................................      5,393          4,912
 Accrued taxes and other payables ....................................................      5,110          5,578
 Premiums payable ....................................................................      1,293          3,674
 Premiums payable to related parties .................................................        554              -
 Senior debentures ...................................................................      6,979          6,979
 Junior subordinated debentures issued to affiliated trusts ..........................     20,620         20,620
                                                                                       -----------   ------------
  Total liabilities ..................................................................    190,000        201,105
                                                                                       -----------   ------------
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ................................................          2              2
 Paid-in surplus .....................................................................     60,584         60,584
 Accumulated deficit .................................................................    (22,191)       (24,346)
 Accumulated other comprehensive income:
  Unrealized loss on investments available for sale, net of deferred income taxes ....       (980)           (48)
                                                                                       -----------   ------------
   Total shareholder's equity ........................................................     37,415         36,192
                                                                                       -----------   ------------
Total liabilities and shareholder's equity ........................................... $  227,415    $   237,297
                                                                                       ===========   ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                     PAGE 2
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                                    Three months ended March 31,
                                                                  --------------------------------
                                                                       2005               2004
                                                                  -------------       ------------
Premiums and other revenues
 Direct premiums written and assumed ............................ $     31,661        $    31,661
 Reinsurance premiums ceded .....................................       (5,771)            (9,150)
 Reinsurance premiums ceded to related parties ..................       (7,914)            (6,751)
                                                                  -------------       ------------

  Net premiums written and assumed ..............................       17,976             15,760
 Increase in unearned premiums ..................................       (1,752)            (1,888)
                                                                  -------------       ------------

  Net premiums earned ...........................................       16,224             13,872

Investment income, net ..........................................          669              1,135
Interest income, net from related parties .......................          152                103
Realized investment gains, net ..................................            -                463
Other income ....................................................           64                479
                                                                  -------------       ------------

  Total premiums and other revenues .............................       17,109             16,052
                                                                  -------------       ------------

Operating costs and expenses
 Losses and loss adjustment expenses, net of amounts
  ceded to related parties of $3,586 and $2,680 in
  2005 and 2004, respectively ...................................        7,900             10,632
 Policy acquisition costs, net of ceding commissions
  received from related parties of $2,979 and $2,557 in
  2005 and 2004, respectively ...................................        2,352              2,508
 General and administrative expenses ............................        2,871              3,313
 Interest expense ...............................................          616                595
                                                                  -------------       ------------

  Total operating costs and expenses ............................       13,739             17,048
                                                                  -------------       ------------

Income (loss) before income taxes ...............................        3,370               (996)
Federal income tax benefit (provision) ..........................       (1,215)               416
                                                                  -------------       ------------

 Net income (loss) .............................................. $      2,155        $      (580)
                                                                  =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                   Three months ended March 31,
                                                                  --------------------------------
                                                                       2005               2004
                                                                  -------------       ------------
Net income (loss) ............................................... $      2,155        $      (580)
                                                                  -------------       ------------
 Other comprehensive income (loss), before income tax:
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period .......       (1,412)               934
  Less: Reclassification adjustment for gains included
   in net income (loss) .........................................            -               (463)
                                                                  -------------       ------------
Other comprehensive income (loss), before income tax ............       (1,412)               471
Income tax benefit (provision) related to items of other
 comprehensive income (loss) ....................................          480               (160)
                                                                  -------------       ------------
Other comprehensive income (loss), net of income tax ............         (932)               311
                                                                  -------------       ------------
Comprehensive income (loss) ..................................... $      1,223        $      (269)
                                                                  =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                 Three months ended March 31,
                                                                               -------------------------------
                                                                                   2005               2004
                                                                               ------------       ------------
OPERATING ACTIVITIES
Net income (loss) ............................................................ $     2,155        $      (580)
 Add (deduct):
 Adjustments to reconcile net income (loss) to cash provided by
  (applied to) operating activities:
  Realized investment gains, net .............................................           -               (463)
  Gain on retirement of debentures ...........................................           -                (36)
  Net gains on sale of property and equipment ................................          (5)              (369)
  Amortization and depreciation ..............................................         371                354
  Provision for non-collection of premiums ...................................          11                (50)
  Provision for non-collection of reinsurance recoverables ...................          20                150
  Net change in non-cash balances relating to operating activities:
   Premiums receivable .......................................................      (3,611)             1,221
   Reinsurance recoverable on paid losses ....................................        (882)             4,280
   Reinsurance recoverable on paid losses from related parties ...............          83                271
   Reinsurance recoverable on unpaid losses ..................................       8,449             (1,390)
   Reinsurance recoverable on unpaid losses from related parties .............        (155)               172
   Prepaid reinsurance premiums ..............................................         103                168
   Prepaid reinsurance premiums to related parties ...........................        (751)              (734)
   Deferred policy acquisition costs .........................................        (383)              (150)
   Other assets ..............................................................       2,076                221
   Unpaid losses and loss adjustment expenses ................................     (11,691)             2,606
   Unearned premiums .........................................................       2,400              2,454
   Policyholder deposits .....................................................         481               (324)
   Accrued taxes and other payables ..........................................        (468)               163
   Premiums payable ..........................................................      (2,381)               359
   Premiums payable to related parties .......................................         554                442
                                                                               ------------       ------------
  Cash provided by (applied to) operating activities .........................      (3,624)             8,765
                                                                               ------------       ------------

INVESTING ACTIVITIES
 Unrestricted fixed maturities available for sale:
  Purchases ..................................................................           -            (17,929)
  Sales ......................................................................           -             12,176
  Maturities .................................................................         183                248
 Equity securities available for sale:
  Purchases ..................................................................         (25)                 -
 Cost of property and equipment purchased ....................................         (57)               (24)
 Proceeds from sale of property and equipment ................................          32                  1
                                                                               ------------       ------------
  Cash provided by (applied to) investing activities .........................         133             (5,528)
                                                                               ------------       ------------
FINANCING ACTIVITIES
 Payments on retirement of debentures ........................................           -               (226)
 Debt issue costs ............................................................           -                (18)
 Payments and loans from related parties .....................................         883                867
 Payments and loans to related parties .......................................        (338)            (1,034)
                                                                               ------------       ------------
  Cash provided by (applied to) financing activities .........................         545               (411)
                                                                               ------------       ------------
Increase (decrease) in cash and cash equivalents during the period ...........      (2,946)             2,826
Cash and cash equivalents at beginning of period .............................       6,870              7,126
                                                                               ------------       ------------
Cash and cash equivalents at end of period ................................... $     3,924        $     9,952
                                                                               ============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)



NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year.

     The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries that meet consolidation requirements including National American Insurance Company ("NAICO") and Chandler Insurance Managers, Inc.


NOTE 2.  SEGMENT INFORMATION

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

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 2005            2004
                                             ------------    ------------
                                                    (In thousands)
INSURANCE PROGRAM
--------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ............. $    14,015     $    11,597
Political subdivisions .....................       1,777           1,686
Surety bonds ...............................         312             504
Other (1) ..................................         120              85
                                             ------------    ------------
                                             $    16,224     $    13,872
                                             ============    ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ............. $     6,456     $     7,499
Political subdivisions .....................         857           2,419
Surety bonds ...............................         489             400
Other (1) ..................................          98             314
                                             ------------    ------------
                                             $     7,900     $    10,632
                                             ============    ============


--------------------------------------------------------
(1) This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 5.75% at March 31, 2005. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately
$1.9 million.

     Chandler USA has guaranteed the obligations of Chandler Capital Trust I and Chandler Capital Trust II (the "Capital Trusts"). The Capital Trusts are wholly owned non-consolidated subsidiaries of Chandler USA that have a total of $20.0 million of trust preferred securities outstanding. Chandler USA guarantees payment of distributions and the redemption price of the trust preferred securities until the securities are redeemed in full.

NOTE 4.  NEW ACCOUNTING STANDARD

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 153, EXCHANGES OF NONMONETARY ASSETS - AN AMENDMENT OF APB OPINION NO. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on Chandler USA's financial position or results of operations.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three month periods ended March 31, 2005 and 2004:

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED MARCH 31,           2005           2004           2005           2004
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard property and casualty ... $    23,678    $    22,676    $    14,015    $    11,597
   Political subdivisions ...........       5,018          5,760          1,777          1,686
   Surety bonds .....................         445            686            312            504
   Other ............................         120             85            120             85
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    29,261    $    29,207    $    16,224    $    13,872
                                      ============   ============   ============   ============

     Gross premiums earned increased $54,000 or less than 1% in the first quarter of 2005 compared to the first quarter of 2004. Gross premiums earned in Texas increased $548,000, but this was offset by a decrease in gross premiums earned in Oklahoma of $687,000. Net premiums earned increased $2.4 million or 17% in the first quarter of 2005 compared to the first quarter of 2004. The increase in 2005 is due primarily to changes in NAICO's excess of loss reinsurance program covering its casualty and workers compensation risks. These changes increased NAICO's net retention for these lines of business and also increased net premiums earned.

     Gross premiums earned in the standard property and casualty program increased $1.0 million or 4% in the first quarter of 2005 compared to the first quarter of 2004. Gross premiums earned in Texas increased $768,000 while gross premiums earned in Oklahoma decreased $7,000. Net premiums earned increased $2.4 million or 21% in the first quarter of 2005 versus the first quarter of 2004. The increase in 2005 is due primarily to the increase in gross earned premiums and to the reinsurance changes described above.

     Gross premiums earned in the political subdivisions program decreased $742,000 or 13% in the first quarter of 2005 compared to the first quarter of 2004 due primarily to increased competition related to Oklahoma school districts. Net premiums earned in the political subdivisions program increased $91,000 or 5% in the first quarter of 2005 versus the first quarter of 2004 due to the reinsurance changes described above.

     Gross premiums earned in the surety bond program decreased $241,000 or 35% in the first quarter of 2005 compared to the first quarter of 2004. Net premiums earned in the surety bond program decreased $192,000 or 38% in the first quarter of 2005 versus the first quarter of 2004.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At March 31, 2005, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds and mutual funds that invest in equity securities, with approximately 5% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net investment income, excluding interest income from related parties, decreased $466,000 or 41% in the first quarter of 2005 versus the first quarter of 2004 due primarily to a 2004 arbitration award in favor of NAICO that included approximately $577,000 in interest in the first quarter of 2004. Excluding the arbitration award, net investment income increased $111,000 or 20% in the first quarter of 2005. Cash and invested assets were $82.2 million at March 31, 2005 compared to $78.3 million at March 31, 2004. Net interest income from related parties was $152,000 in the first quarter of 2005 compared to $103,000 in the first quarter of 2004.

     There were no net realized investment gains for the first quarter of 2005 compared to $463,000 during the first quarter of 2004.

OTHER INCOME

     Chandler USA's other income included $368,000 during the first quarter of 2004 for the amortization of a deferred gain related to a sale and leaseback transaction.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 48.7% for the first quarter of 2005 versus 76.6% in the first quarter of 2004. The decrease in the 2005 loss ratio was due to a decrease in losses incurred related to prior accident years. During the first quarter of 2004, NAICO experienced adverse loss development totaling $3.9 million which increased the 2004 loss ratio by 27.9 percentage points. During 2005, adverse loss development of $931,000 increased the 2005 loss ratio by
5.7 percentage points. Weather-related losses from wind and hail totaled $62,000 in the first quarter of 2005 and increased the loss ratio by 0.4 percentage points. Weather-related losses totaled $142,000 in the first quarter of 2004, and increased the 2004 loss ratio by 1.0 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three month periods ended March 31, 2005 and 2004:


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      2005            2004
                                                  ------------    ------------
                                                         (In thousands)
      Commissions expense ....................... $     3,884     $     4,300
      Other premium related assessments .........         221             296
      Premium taxes .............................         741             734
      Excise taxes ..............................          79              68
      Other expense .............................         169              64
                                                  ------------    ------------
      Total direct expenses .....................       5,094           5,462

      Indirect underwriting expenses ............       1,721           1,878
      Commissions received from reinsurers ......      (4,080)         (4,682)
      Adjustment for deferred acquisition costs..        (383)           (150)
                                                  ------------    ------------
      Net policy acquisition costs .............. $     2,352     $     2,508
                                                  ============    ============


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 21.5% for the first quarter of 2005 versus 23.2% for the first quarter of 2004. Commissions expense as a percentage of gross written and assumed premiums was 12.3% for the first quarter of 2005 versus 13.6% for the 2004 quarter.

     Indirect underwriting expenses were 5.4% and 5.9% of total direct written and assumed premiums in the three month periods ended March 31, 2005 and 2004,
respectively.   Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 9.8% and 11.3% of gross premiums earned in the first quarter of 2005 and 2004, respectively. General and administrative expenses have historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense was $616,000 in the first quarter of 2005 compared to $595,000 in the year-ago quarter. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 2005, Chandler USA used $3.6 million in cash from operations due primarily to the payment of losses from prior accident years. Unpaid losses and loss adjustment expenses decreased $11.7 million during the first quarter of 2005. This was partially offset by a decrease in reinsurance recoverable on unpaid losses of $8.3 million. In the first quarter of 2004, Chandler USA provided $8.8 million in cash from operations.

     At March 31, 2005, Chandler USA's parent company, Chandler Insurance Company, Ltd., owed approximately $10.3 million to Chandler USA versus $10.9 million at December 31, 2004 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 5.75% at March 31, 2005. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.9 million.

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

PART II.                        OTHER INFORMATION
                                -----------------

Item 1.  LEGAL PROCEEDINGS
         -----------------

         Chandler USA and its subsidiaries are not parties to any material litigation other than as is routinely encountered in their respective business activities. While the outcome of these matters cannot be predicted with certainty, Chandler USA does not expect these matters to have a material adverse effect on its financial condition, results of operations or cash flows.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         -----------------------------------------------------------
         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         None.

Item 5.  OTHER INFORMATION
         -----------------
         None.

Item 6.  EXHIBITS
         --------
         31.1  Rule 13a-14(a)/15d-14(a) Certifications.
         32.1  Section 1350 Certifications.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 2005                     CHANDLER (U.S.A.), INC.

                                        By: /s/ W. Brent LaGere
                                            ----------------------------------
                                            W. Brent LaGere
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


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