Form 10-Q
period 2005-06-30
CHANDLER USA INC
filed 2005-08-11
CIK 1083750

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of common shares, $1.00 par value, of the registrant outstanding on July 31, 2005 was 2,484, which are owned by Chandler Insurance Company, Ltd.

=============================================================================

                                                                     PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
-------
Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 ......  1

Consolidated Statements of Operations for the three months
     ended June 30, 2005 and 2004  .........................................  2

Consolidated Statements of Operations for the six months
     ended June 30, 2005 and 2004  .........................................  3

Consolidated Statements of Comprehensive Income for the three months ended June 30, 2005 and 2004  ..................................  4

Consolidated Statements of Comprehensive Income for the six
     months ended June 30, 2005 and 2004  ..................................  5

Consolidated Statements of Cash Flows for the six months
     ended June 30, 2005 and 2004  .........................................  6

Notes to Interim Consolidated Financial Statements  ........................  7

ITEM 2.
-------
Management's Discussion and Analysis of Financial Condition and
     Results of Operations  ................................................  8

ITEM 4.
-------
Controls and Procedures  ................................................... 14

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings .............................................. 15

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds .... 15

Item 3.     Defaults Upon Senior Securities  ............................... 15

Item 4.     Submission of Matters to a Vote of Security Holders  ........... 15

Item 5.     Other Information  ............................................. 15

Item 6.     Exhibits  ...................................................... 15

Signatures  ................................................................ 16

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                        June 30,    December 31,
                                                                                          2005          2004
                                                                                       -----------  ------------
                                                                                       (Unaudited)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $8,390 and $8,421 in 2005 and 2004, respectively) ....... $    8,240   $     8,279
  Unrestricted (amortized cost $64,855 and $63,636 in 2005 and 2004, respectively) ...     64,639        63,391
 Equity securities at fair value (cost $8,109 and $8,058 in
  2005 and 2004, respectively)  ......................................................      8,357         8,373
                                                                                       -----------  ------------
  Total investments ..................................................................     81,236        80,043

Cash and cash equivalents ($141 and $141 restricted in 2005 and 2004, respectively) ..      4,528         6,870
Premiums receivable, less allowance for non-collection
 of $158 and $119 at 2005 and 2004, respectively .....................................     24,411        22,809
Reinsurance recoverable on paid losses, less allowance for
 non-collection of $3,108 and $3,035 at 2005 and 2004, respectively ..................      1,743         2,172
Reinsurance recoverable on paid losses from related parties ..........................          -            83
Reinsurance recoverable on unpaid losses, less allowance for
 non-collection of $209 and $237 at 2005 and 2004, respectively ......................     41,221        50,381
Reinsurance recoverable on unpaid losses from related parties ........................     14,122        13,157
Prepaid reinsurance premiums .........................................................      8,605         9,837
Prepaid reinsurance premiums to related parties ......................................     11,560        12,315
Deferred policy acquisition costs  ...................................................      1,081            57
Property and equipment, net  .........................................................      8,919         9,110
Amounts due from related parties  ....................................................     10,098        10,891
State insurance licenses, net  .......................................................      3,745         3,745
Other assets .........................................................................     12,772        15,827
                                                                                       -----------  ------------
Total assets  ........................................................................ $  224,041   $   237,297
                                                                                       ===========  ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses  ......................................... $   94,674   $   108,233
 Unearned premiums  ..................................................................     48,950        51,109
 Policyholder deposits  ..............................................................      5,063         4,912
 Accrued taxes and other payables  ...................................................      5,642         5,578
 Premiums payable  ...................................................................      2,062         3,674
 Premiums payable to related parties .................................................        140             -
 Senior debentures ...................................................................      6,979         6,979
 Junior subordinated debentures issued to affiliated trusts  .........................     20,620        20,620
                                                                                       -----------  ------------
  Total liabilities  .................................................................    184,130   $   201,105
                                                                                       -----------  ------------
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ................................................          2             2
 Paid-in surplus  ....................................................................     60,584        60,584
 Accumulated deficit .................................................................    (20,596)      (24,346)
 Accumulated other comprehensive income (loss):
 Unrealized loss on investments available for sale, net of deferred income taxes .....        (79)          (48)
                                                                                       -----------  ------------
  Total shareholder's equity .........................................................     39,911        36,192
                                                                                       -----------  ------------
Total liabilities and shareholder's equity ........................................... $  224,041   $   237,297
                                                                                       ===========  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                     PAGE 2
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                                    Three months ended June 30,
                                                                  --------------------------------
                                                                      2005                2004
                                                                  ------------        ------------
Premiums and other revenues
 Direct premiums written and assumed ............................ $    24,501         $    28,326
 Reinsurance premiums ceded  ....................................      (4,759)                 78
 Reinsurance premiums ceded to related parties ..................      (5,371)             (8,131)
                                                                  ------------        ------------
  Net premiums written and assumed ..............................      14,371              20,273
 Decrease (increase) in unearned premiums .......................       1,923              (3,541)
                                                                  ------------        ------------

  Net premiums earned ...........................................      16,294              16,732

Investment income, net ..........................................         683                 641
Interest income, net from related parties .......................         162                 108
Realized investment gains, net  .................................           3                   -
Other income ....................................................          59                  67
                                                                  ------------        ------------

  Total premiums and other revenues .............................      17,201              17,548
                                                                  ------------        ------------

Operating costs and expenses
 Losses and loss adjustment expenses, net of amounts
  ceded to related parties of $3,748 and $5,290 in
  2005 and 2004, respectively  ..................................       7,727              15,561
 Policy acquisition costs, net of ceding commissions
  received from related parties of $2,046 and $3,083 in
  2005 and 2004, respectively  ..................................       2,838               3,266
 General and administrative expenses  ...........................       3,522               3,049
 Interest expense ...............................................         629                 593
                                                                  ------------        ------------

  Total operating costs and expenses ............................      14,716              22,469
                                                                  ------------        ------------

Income (loss) before income taxes  ..............................       2,485              (4,921)
Federal income tax benefit (provision) ..........................        (890)              1,624
                                                                  ------------        ------------

 Net income (loss) .............................................. $     1,595         $    (3,297)
                                                                  ============        ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                              (Amounts in thousands)

                                                                     Six months ended June 30,
                                                                  -------------------------------
                                                                      2005               2004
                                                                  ------------       ------------
Premiums and other revenues
 Direct premiums written and assumed ............................ $    56,162        $    59,987
 Reinsurance premiums ceded  ....................................     (10,530)            (9,072)
 Reinsurance premiums ceded to related parties ..................     (13,285)           (14,882)
                                                                  ------------       ------------

  Net premiums written and assumed ..............................      32,347             36,033
 Decrease (increase) in unearned premiums .......................         171             (5,429)
                                                                  ------------       ------------

  Net premiums earned ...........................................      32,518             30,604

Investment income, net  .........................................       1,352              1,776
Interest income, net from related parties .......................         314                211
Realized investment gains, net ..................................           3                463
Other income ....................................................         123                546
                                                                  ------------       ------------

  Total premiums and other revenues .............................      34,310             33,600
                                                                  ------------       ------------

Operating costs and expenses
 Losses and loss adjustment expenses, net of amounts
  ceded to related parties of $7,334 and $7,970 in
  2005 and 2004, respectively  ..................................      15,627             26,193
 Policy acquisition costs, net of ceding commissions
  received from related parties of $5,025 and $5,640 in
  2005 and 2004, respectively  ..................................       5,190              5,774
 General and administrative expenses  ...........................       6,393              6,362
 Interest expense ...............................................       1,245              1,188
                                                                  ------------       ------------

  Total operating costs and expenses ............................      28,455             39,517
                                                                  ------------       ------------

Income (loss) before income taxes  ..............................       5,855             (5,917)
Federal income tax benefit (provision) ..........................      (2,105)             2,040
                                                                  ------------       ------------
 Net income (loss) .............................................. $     3,750        $    (3,877)
                                                                  ============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                   Three months ended June 30,
                                                                  ----------------------------
                                                                      2005            2004
                                                                  ------------    ------------
Net income (loss)  .............................................. $     1,595     $    (3,297)
                                                                  ------------    ------------
Other comprehensive income (loss), before income tax:
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period .......       1,368          (3,004)
  Less:  Reclassification adjustment for gains included
   in net income (loss) .........................................          (3)              -
                                                                  ------------    ------------
Other comprehensive income (loss), before income tax ............       1,365          (3,004)

Income tax benefit (provision) related to items of other
 comprehensive income (loss)  ...................................        (464)          1,021
                                                                  ------------    ------------
Other comprehensive income (loss), net of income tax ............         901          (1,983)
                                                                  ------------    ------------
Comprehensive income (loss) ..................................... $     2,496     $    (5,280)
                                                                  ============    ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                    Six months ended June 30,
                                                                  ----------------------------
                                                                      2005            2004
                                                                  ------------    ------------
Net income (loss)  .............................................. $     3,750     $    (3,877)
                                                                  ------------    ------------
Other comprehensive loss, before income tax:
 Unrealized losses on securities:
  Unrealized holding losses arising during period ...............         (44)         (2,070)
  Less:  Reclassification adjustment for gains
   included in net income (loss) ................................          (3)           (463)
                                                                  ------------    ------------
Other comprehensive loss, before income tax .....................         (47)         (2,533)

Income tax benefit related to items of other
 comprehensive income  ..........................................          16             861
                                                                  ------------    ------------
Other comprehensive loss, net of income tax .....................         (31)         (1,672)
                                                                  ------------    ------------
Comprehensive income (loss) ..................................... $     3,719     $    (5,549)
                                                                  ============    ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                           Six months ended June 30,
                                                                          ---------------------------
                                                                              2005           2004
                                                                          ------------   ------------
OPERATING ACTIVITIES
Net income (loss)  ...................................................... $     3,750    $    (3,877)
 Add (deduct):
 Adjustments to reconcile net income (loss) to cash provided by
  (applied to) operating activities:
  Realized investment gains, net ........................................          (3)          (463)
  Gain on retirement of debentures ......................................           -            (36)
  Net gains on sale of property and equipment ...........................          (5)          (371)
  Amortization and depreciation expense .................................         737            750
  Provision for non-collection of premiums ..............................          51            (32)
  Provision for non-collection of reinsurance recoverables ..............          57            324
  Net change in non-cash balances relating to operating activities:
   Premiums receivable ..................................................      (1,653)         1,342
   Reinsurance recoverable on paid losses ...............................         343          4,936
   Reinsurance recoverable on paid losses from related parties ..........          83            271
   Reinsurance recoverable on unpaid losses .............................       9,189          2,337
   Reinsurance recoverable on unpaid losses from related parties ........        (965)        (2,843)
   Prepaid reinsurance premiums .........................................       1,232          5,756
   Prepaid reinsurance premiums to related parties ......................         755         (1,954)
   Deferred policy acquisition costs ....................................      (1,024)          (928)
   Other assets .........................................................       3,042         (1,506)
   Unpaid losses and loss adjustment expenses ...........................     (13,559)        10,727
   Unearned premiums ....................................................      (2,159)         1,627
   Policyholder deposits ................................................         151           (566)
   Accrued taxes and other payables .....................................          64            797
   Premiums payable .....................................................      (1,612)          (210)
   Premiums payable to related parties ..................................         140            446
                                                                          ------------   ------------
  Cash provided by (applied to) operating activities ....................      (1,386)        16,527
                                                                          ------------   ------------
INVESTING ACTIVITIES
 Unrestricted fixed maturities available for sale:
  Purchases .............................................................      (3,977)       (30,756)
  Sales .................................................................       2,091         12,176
  Maturities ............................................................         388          2,056
 Equity securities available for sale:
  Purchases .............................................................         (51)             -
 Cost of property and equipment purchased ...............................        (258)           (95)
 Proceeds from sale of property and equipment ...........................          58             41
                                                                          ------------   ------------
  Cash applied to investing activities ..................................      (1,749)       (16,578)
                                                                          ------------   ------------
FINANCING ACTIVITIES
 Payment on retirement of debentures ....................................           -           (225)
 Debt issue costs .......................................................           -            (18)
 Payments and loans from related parties ................................       1,408          1,812
 Payments and loans to related parties ..................................        (615)        (4,098)
                                                                          ------------   ------------
  Cash provided by (applied to) financing activities  ...................         793         (2,529)
                                                                          ------------   ------------
Decrease in cash and cash equivalents during the period .................      (2,342)        (2,580)
Cash and cash equivalents at beginning of period ........................       6,870          7,126
                                                                          ------------   ------------
Cash and cash equivalents at end of period .............................. $     4,528    $     4,546
                                                                          ============   ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year.

     The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries that meet consolidation requirements including National American Insurance Company ("NAICO") and Chandler Insurance Managers, Inc.

NOTE 2.  SEGMENT INFORMATION

     Chandler USA has one reportable operating segment for property and casualty insurance. Net premiums earned and losses and loss adjustment expenses within the property and casualty segment can be identified to Chandler USA designated insurance programs. Chandler USA's chief operating decision makers review net premiums earned and losses and loss adjustment expenses in assessing the performance of an insurance program. In addition, Chandler USA's chief operating decision makers consider many other factors such as the lines of business offered within an insurance program and the states in which the insurance programs are offered. Certain discrete financial information is not readily available by insurance program, including assets, investment income, and investment gains or losses, allocated to each insurance program. Chandler USA does not consider its insurance programs to be reportable segments, however, the following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty segment.

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          --------------------------- --------------------------
                                              2005           2004         2005          2004
                                          ------------   ------------ ------------  ------------
                                                               (In thousands)
INSURANCE PROGRAM
-----------------------------------------
NET PREMIUMS EARNED
Standard property and casualty .......... $    13,934    $    14,353  $    27,949   $    25,950
Political subdivisions ..................       1,700          1,759        3,477         3,445
Homeowners  .............................         449              -          449             -
Surety bonds ............................         127            462          439           966
Other (1) ...............................          84            158          204           243
                                          ------------   ------------ ------------  ------------
                                          $    16,294    $    16,732  $    32,518   $    30,604
                                          ============   ============ ============  ============

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty .......... $     7,801    $    13,138  $    14,257   $    20,656
Political subdivisions ..................       1,302          1,327        2,159         3,752
Homeowners ..............................         325              -          325             -
Surety bonds ............................      (1,313)           473         (823)          873
Other (1) ...............................        (388)           623         (291)          912
                                          ------------   ------------ ------------  ------------
                                          $     7,727    $    15,561  $    15,627   $    26,193
                                          ============   ============ ============  ============


--------------------------------------------------------

(1)  This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 6.25% at June 30, 2005. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.9 million.

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

NOTE 4.  NEW ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, EXCHANGES OF NONMONETARY ASSETS - AN AMENDMENT OF APB OPINION NO. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on Chandler USA's financial position or results of operations.

     In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS which replaces APB Opinion No. 20, ACCOUNTING CHANGES and FASB Statement 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods' financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and six month periods ended June 30, 2005 and 2004:

                                           GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                        ---------------------------   --------------------------
  THREE MONTHS ENDED JUNE 30,               2005           2004           2005          2004
  ------------------------------------  ------------   ------------   ------------  ------------
                                                              (In thousands)
  Standard property and casualty .....  $    23,458    $    22,856    $    13,934   $    14,353
  Political subdivisions .............        4,819          5,494          1,700         1,759
  Homeowners .........................          518              -            449             -
  Surety bonds .......................          181            645            127           462
  Other ..............................           84            158             84           158
                                        ------------   ------------   ------------  ------------
  TOTAL ..............................  $    29,060    $    29,153    $    16,294   $    16,732
                                        ============   ============   ============  ============


                                           GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                        ---------------------------   --------------------------
  SIX MONTHS ENDED JUNE 30,                 2005           2004           2005          2004
  ------------------------------------  ------------   ------------   ------------  ------------
                                                              (In thousands)
  Standard property and casualty .....  $    47,135    $    45,532    $    27,949   $    25,950
  Political subdivisions .............        9,836         11,254          3,477         3,445
  Homeowners .........................          518              -            449             -
  Surety bonds .......................          625          1,331            439           966
  Other ..............................          206            243            204           243
                                        ------------   ------------   ------------  ------------
  TOTAL ..............................  $    58,320    $    58,360    $    32,518   $    30,604
                                        ============   ============   ============  ============


     Gross premiums earned decreased $93,000 or less than 1% and $40,000 or less than 1% in the second quarter and first six months of 2005, respectively, compared to the 2004 periods. Gross premiums earned in Oklahoma decreased $278,000 and $965,000 in the second quarter and first six months of 2005, respectively, from the 2004 periods, and gross premiums earned in Texas decreased $657,000 and $109,000 in these periods. The decreases in Oklahoma and Texas were partially offset by an increase in gross premiums earned in New Mexico of $535,000 and $1.1 million for the second quarter and first six months of 2005, respectively, from the 2004 periods. Net premiums earned decreased $438,000 or 3% and increased $1.9 million or 6% for the second quarter and first six months of 2005, respectively. The increase for the first six months of 2005 is due primarily to changes in NAICO's excess of loss reinsurance program covering its casualty and workers compensation risks. Effective April 1, 2004, NAICO increased its net retention to include 56% of the layer covering $500,000 excess $500,000 of loss per occurrence for its casualty and workers compensation risks from 70% of the first $500,000 of loss per occurrence. Effective July 1, 2004, NAICO increased its net retention to 70% of the first $1,000,000 of loss per occurrence. Casualty and workers compensation risks accounted for approximately 77% of NAICO's gross premiums earned in the first six months of 2005. These reinsurance changes increased NAICO's net retention for these lines of business and also increased net premiums earned.

     Gross premiums earned in the standard property and casualty program increased $602,000 or 3% and $1.6 million or 4% in the second quarter and first six months of 2005, respectively, compared to the 2004 periods. Gross premiums earned in Texas decreased $891,000 and $123,000 in the second quarter and first six months of 2005, respectively, compared to the 2004 periods while gross premiums earned in Oklahoma increased $485,000 and $478,000 in the respective periods compared to the 2004 periods. The increase in gross premiums earned in New Mexico, described above, partially offsets the decrease in gross premiums earned in Texas. Net premiums earned in this program decreased $419,000 or 3% and increased $2.0 million or 8% in the second quarter and first six months of 2005, respectively, compared to the 2004 periods. The increase in the first six months of 2005 is due primarily to the reinsurance changes described above. Casualty and workers compensation risks accounted for approximately 87% of NAICO's gross premiums earned in this program in the first six months of 2005.

     Gross premiums earned in the political subdivisions program decreased $675,000 or 12% and $1.4 million or 13% in the second quarter and first six months of 2005, respectively, compared to the 2004 periods. The decrease in gross premiums earned is due primarily to increased competition in the school districts portion of the program in Oklahoma. Net premiums earned in this program decreased $59,000 or 3% and increased $32,000 or 1% in the second quarter and first six months of 2005, respectively. Casualty and workers compensation risks accounted for approximately 34% of NAICO's gross premiums earned in this program in the first six months of 2005.

     In the second quarter of 2005, NAICO began writing homeowner and dwelling policies in the state of Texas through a general agent. NAICO expects premiums earned in this program to increase during the remainder of 2005.

     Gross premiums earned in the surety bond program decreased $464,000 or 72% and $706,000 or 53% in the second quarter and first six months of 2005, respectively, compared to the 2004 periods. Gross premiums earned in the bail bond portion of the program, which was discontinued in 2003, decreased $30,000 and $113,000 in the second quarter and first six months of 2005, respectively. Net premiums earned in the surety bond program decreased $335,000 or 73% and $527,000 or 55% in the second quarter and first six months of 2005, respectively. NAICO is no longer actively writing surety business, and expects premium volume to decline substantially in 2005.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At June 30, 2005, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds and mutual funds that invest in equity securities, with approximately 5% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net investment income, excluding interest income from related parties, increased $42,000 or 7% and decreased $424,000 or 24% in the second quarter and first six months of 2005, respectively. The decrease in the six month period was due primarily to an arbitration award in favor of NAICO in the first quarter of 2004 that included approximately $577,000 in interest. Excluding the arbitration award, net investment income increased $153,000 or 13% in the
six month period.   Cash and invested assets were $85.8 million at June 30,
2005 compared to $80.8 million at June 30, 2004. Net interest income from related parties increased $54,000 or 50% and $103,000 or 49% in the second quarter and first six months of 2005, respectively, due primarily to higher interest rates during 2005.

     Chandler USA had net realized investment gains of $3,000 during the second quarter of 2005 compared to no net realized investment gains during the second quarter of 2004. Net realized investment gains were $3,000 during the first six months of 2005 compared to $463,000 during the first six months of 2004.

OTHER INCOME

     Chandler USA's other income included $368,000 in the first six months of 2004 for the amortization of the deferred gain related to a sale and leaseback transaction. No amortization was recorded in 2005 as the deferred gain was fully amortized at March 31, 2004.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 47.4% and 48.1% for the second quarter and first six months of 2005, compared to 93.0% and 85.6% in the corresponding 2004 periods. The decrease in the 2005 loss ratios was due to a decrease in losses incurred related to prior accident years. For the second quarter and first six months of 2004, losses and loss adjustment expenses incurred related to prior accident years were $9.0 million and $12.8 million, respectively, and increased the respective loss ratios by 53.7 and 41.9 percentage points. The adverse loss development during 2004 was generally the result of ongoing analysis of loss development trends that reflected an increase in loss severity in the workers compensation and liability lines for NAICO's standard property and casualty program, primarily in the 1997-2001 accident years. During 2005, adverse loss development totaling $876,000 and $1.8 million for the second quarter and first six months of 2005, respectively, increased the respective loss ratios by 5.4 and 5.6 percentage points. The adverse loss development in 2005 was due primarily to an increase in losses for prior accident years in the standard property and casualty program and the political subdivisions program. This was partially offset by a reduction in losses for prior accident years in the surety bond program.

     Weather-related losses from wind and hail totaled $48,000 and $110,000 in the second quarter and first six months of 2005 and increased the respective loss ratios by less than 1.0 percentage point. Weather-related losses totaled $173,000 and $316,000 in the second quarter and first six months of 2004, and increased the respective 2004 loss ratios by 1.0 percentage point.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three and six month periods ended June 30, 2005 and 2004:


                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                            ----------------------  ----------------------
                                               2005        2004        2005        2004
                                            ----------  ----------  ----------  ----------
                                                            (In thousands)
Commissions expense ....................... $   3,709   $   3,844   $   7,593   $   8,144
Other premium related assessments .........       223         268         444         564
Premium taxes .............................       585         653       1,326       1,387
Excise taxes ..............................        54          81         133         149
Dividends to policyholders ................         -           -           -           -
Other expense .............................       182         119         351         183
                                            ----------  ----------  ----------  ----------

Total direct expenses .....................     4,753       4,965       9,847      10,427

Indirect underwriting expenses ............     1,621       1,925       3,342       3,803
Commissions received from reinsurers ......    (2,895)     (2,846)     (6,975)     (7,528)
Adjustment for deferred acquisition costs..      (641)       (778)     (1,024)       (928)
                                            ----------  ----------  ----------  ----------
Net policy acquisition costs .............. $   2,838   $   3,266   $   5,190   $   5,774
                                            ==========  ==========  ==========  ==========


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 26.0% and 23.5% for the second quarter and first six months of 2005, compared to 24.3% and 23.7% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 15.1% and 13.5% in the second quarter and the first six months of 2005 compared to 13.6% in both corresponding 2004 periods. The percentage increase in the second quarter of 2005 compared to 2004 is due primarily to the new homeowners program that began during the second quarter of 2005. This new program has a higher average commission rate than most of the other programs due to the use of a general agent who performs certain underwriting, claims and administrative functions.

     Indirect underwriting expenses were 6.6% and 6.0% of total direct written and assumed premiums in the second quarter and first six months of 2005, respectively, compared to 6.8% and 6.3% in the corresponding 2004 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percent of ceded reinsurance premiums were 28.6% and 29.3% in the second quarter and first six months of 2005, respectively, compared to 35.3% and 31.4% in the corresponding 2004 periods. The percentage decrease in 2005 compared to the respective periods in 2004 is due primarily to a decrease in premiums ceded during 2005 under a quota share reinsurance contract with Chandler Insurance Company, Ltd. ("Chandler Insurance"). Quota share reinsurance contracts typically have a ceding commission while excess of loss reinsurance contracts generally do not.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 12.1% and 11.0% of gross premiums earned in the second quarter and first six months of 2005, respectively, compared to 10.5% and 10.9% for the corresponding 2004 periods. General and administrative expenses increased $473,000 in the second quarter of 2005 compared to the corresponding 2004 period due primarily to an increase in legal expense and employee related expenses. During the second quarter of 2004, Chandler USA received a recovery of previously expensed legal costs of $167,000 from Chandler USA's previous director and officer liability insurer. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense increased $36,000 and $57,000 in the second quarter and first six months of 2005, respectively, compared to the 2004 periods. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2005, Chandler USA used $1.4 million in cash from operations due primarily to the payment of losses from prior accident years. Unpaid losses and loss adjustment expenses decreased $13.6 million during the first six months of 2005. This was partially offset by a decrease in reinsurance recoverable on unpaid losses of $9.2 million. In the first six months of 2004, Chandler USA provided $16.5 million in cash from operations.

     At June 30, 2005, Chandler Insurance owed approximately $10.1 million to Chandler USA versus $10.9 million at December 31, 2004 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 6.25% at June 30, 2005. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.9 million.

     Chandler USA is a holding company receiving cash principally through borrowings, subsidiary dividends and other payments, subject to various regulatory restrictions. The capacity of insurance companies to write insurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for Chandler USA's subsidiaries are funds generated from insurance premiums, investment income, capital contributions from Chandler USA and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses and commissions.

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

     As of December 31, 2004, NAICO had statutory earned surplus of $3.8 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2005 without the approval of the Oklahoma Department of Insurance is $3.8 million. NAICO paid shareholder dividends to Chandler USA totaling $3.4 million in June of 2004. NAICO did not pay any shareholder dividends to Chandler USA in the first six months of 2005.

     In addition to the statutory limits described above, the amount of shareholder dividends and other payments to affiliates can be further limited by contractual or regulatory restrictions or other agreements with regulatory authorities restricting dividends and other payments, including regulatory restrictions that are imposed as a matter of administrative policy. If insurance regulators determine that payment of a shareholder dividend or other payments to an affiliate (such as payments under a tax sharing agreement, payments for employee or other services, or payments pursuant to a surplus note) would be hazardous to such insurance company's policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval.

     Historically, NAICO has played a significant role in the servicing of debt and other obligations of Chandler USA through the payment of shareholder dividends. Management's expectation is that Chandler Insurance or other subsidiaries will be able to meet these obligations in the future. It is possible that dividends from NAICO may be necessary to service Chandler USA's debt obligations. To the extent that the restrictions discussed previously limit NAICO's ability to pay shareholder dividends or other payments to Chandler USA, Chandler USA's ability to satisfy the debt obligations may also be limited.

A.M. BEST RATING

     Effective June 21, 2005, A.M. Best Company downgraded the financial strength rating to B+ (Very Good) from B++ (Very Good) of NAICO and revised its outlook to negative from stable. Concurrently, A.M. Best assigned an issuer credit rating (ICR) of "bb-" to NAICO's parent, Chandler USA, and a debt rating of "bb-" to Chandler USA's 8.75% senior unsecured debentures due 2014. The ICR and senior debt ratings were assigned a negative outlook.

     These rating actions follow the net loss and decline in surplus in 2004 driven by adverse loss reserve development on prior accident years. Most of this development stems from accident years 1997 through 2001, a period of growth and expansion into Texas.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------
         None.


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Effective May 10, 2005, Chandler USA's sole shareholder, Chandler Insurance, re-elected the following individuals to serve on Chandler USA's Board of Directors:

              W. Brent LaGere             W. Scott Martin
              Mark T. Paden               Robert L. Rice
              R. Patrick  Gilmore         William Thomas Keele
              Richard L. Evans

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

Date:  August 9, 2005                  CHANDLER (U.S.A.), INC.


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