Form 10-Q
period 2005-09-30
CHANDLER USA INC
filed 2005-11-08
CIK 1083750

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

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  YES      NO  X
                                      ---     ---

The number of common shares, $1.00 par value, of the registrant outstanding on October 31, 2005 was 2,484, which are owned by Chandler Insurance Company, Ltd.

================================================================================

                                                                     PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
-------
Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 ..  1

Consolidated Statements of Operations for the three months
     ended September 30, 2005 and 2004 ......................................  2

Consolidated Statements of Operations for the nine months
     ended September 30, 2005 and 2004 ......................................  3

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2005 and 2004 ...............................  4

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2005 and 2004 ...............................  5

Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2005 and 2004 ......................................  6

Notes to Interim Consolidated Financial Statements ..........................  7

ITEM 2.
-------
Management's Discussion and Analysis of Financial Condition and
     Results of Operations ..................................................  8

ITEM 4.
-------
Controls and Procedures ..................................................... 14

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings ............................................... 15

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds ..... 15

Item 3.     Defaults Upon Senior Securities ................................. 15

Item 4.     Submission of Matters to a Vote of Security Holders ............. 15

Item 5.     Other Information ............................................... 15

Item 6.     Exhibits ........................................................ 15

Signatures .................................................................. 16

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                       September 30,   December 31,
                                                                                          2005             2004
                                                                                       -------------  --------------
                                                                                        (Unaudited)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $8,375 and $8,421 in 2005 and 2004, respectively) ....... $      8,097   $       8,279
  Unrestricted (amortized cost $64,482 and $63,636 in 2005 and 2004, respectively) ...       63,182          63,391
 Equity securities at fair value (cost $8,136 and $8,058 in
  2005 and 2004, respectively) .......................................................        8,790           8,373
                                                                                       -------------  --------------
  Total investments ..................................................................       80,069          80,043
Cash and cash equivalents ($141 and $141 restricted in 2005 and 2004, respectively) ..        3,984           6,870
Premiums receivable, less allowance for non-collection
  of $163 and $119 at 2005 and 2004, respectively ....................................       27,640          22,809
Reinsurance recoverable on paid losses, less allowance for
 non-collection of $3,166 and $3,035 at 2005 and 2004, respectively ..................        3,234           2,172
Reinsurance recoverable on paid losses from related parties ..........................            -              83
Reinsurance recoverable on unpaid losses, less allowance for
 non-collection of $194 and $237 at 2005 and 2004, respectively ......................       58,108          50,381
Reinsurance recoverable on unpaid losses from related parties ........................       14,417          13,157
Prepaid reinsurance premiums .........................................................       10,901           9,837
Prepaid reinsurance premiums to related parties ......................................       12,124          12,315
Deferred policy acquisition costs ....................................................          683              57
Property and equipment, net ..........................................................        8,826           9,110
Amounts due from related parties .....................................................        9,776          10,891
State insurance licenses, net ........................................................        3,745           3,745
Other assets .........................................................................       12,873          15,827
                                                                                       -------------  --------------
Total assets ......................................................................... $    246,380   $     237,297
                                                                                       =============  ==============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses .......................................... $    112,636   $     108,233
 Unearned premiums ...................................................................       55,155          51,109
 Policyholder deposits ...............................................................        5,224           4,912
 Accrued taxes and other payables ....................................................        3,694           5,578
 Premiums payable ....................................................................        2,376           3,674
 Premiums payable to related parties .................................................           65               -
 Senior debentures ...................................................................        6,979           6,979
 Junior subordinated debentures issued to affiliated trusts ..........................       20,620          20,620
                                                                                       -------------  --------------
  Total liabilities ..................................................................      206,749         201,105
                                                                                       -------------  --------------
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ................................................            2               2
 Paid-in surplus .....................................................................       60,584          60,584
 Accumulated deficit .................................................................      (20,345)        (24,346)
 Accumulated other comprehensive income (loss):
  Unrealized loss on investments available for sale, net of deferred income taxes ....         (610)            (48)
                                                                                       -------------  --------------
  Total shareholder's equity .........................................................       39,631          36,192
                                                                                       -------------  --------------
Total liabilities and shareholder's equity ........................................... $    246,380   $     237,297
                                                                                       =============  ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                     PAGE 2
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                                  Three months ended September 30,
                                                                  --------------------------------
                                                                      2005                2004
                                                                  ------------        ------------
Premiums and other revenues
 Direct premiums written and assumed ............................ $    35,156         $    38,228
 Reinsurance premiums ceded .....................................      (7,862)             (7,778)
 Reinsurance premiums ceded to related parties ..................      (7,224)             (9,305)
                                                                  ------------        ------------
  Net premiums written and assumed ..............................      20,070              21,145
 Increase in unearned premiums ..................................      (3,344)             (4,071)
                                                                  ------------        ------------

  Net premiums earned ...........................................      16,726              17,074

Investment income, net ..........................................         705                 715
Interest income, net from related parties .......................         175                 138
Realized investment gains, net ..................................           -                   3
Other income ....................................................          76                  50
                                                                  ------------        ------------

  Total premiums and other revenues .............................      17,682              17,980
                                                                  ------------        ------------
Operating costs and expenses
 Losses and loss adjustment expenses, net of amounts
  ceded to related parties of $3,025 and $2,485 in
  2005 and 2004, respectively ...................................      11,073              13,389
 Policy acquisition costs, net of ceding commissions
  received from related parties of $2,928 and $3,652 in
  2005 and 2004, respectively ...................................       2,326               2,900
 General and administrative expenses ............................       3,183               2,743
 Interest expense ...............................................         640                 601
                                                                  ------------        ------------

  Total operating costs and expenses ............................      17,222              19,633
                                                                  ------------        ------------

Income (loss) before income taxes ...............................         460              (1,653)
Federal income tax benefit (provision) ..........................        (209)                475
                                                                  ------------        ------------

 Net income (loss) .............................................. $       251         $    (1,178)
                                                                  ============        ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                              (Amounts in thousands)

                                                                  Nine months ended September 30,
                                                                  -------------------------------
                                                                      2005               2004
                                                                  ------------       ------------
Premiums and other revenues
 Direct premiums written and assumed ............................ $    91,318        $    98,215
 Reinsurance premiums ceded .....................................     (18,392)           (16,850)
 Reinsurance premiums ceded to related parties ..................     (20,509)           (24,187)
                                                                  ------------       ------------

  Net premiums written and assumed ..............................      52,417             57,178
 Increase in unearned premiums ..................................      (3,173)            (9,500)
                                                                  ------------       ------------
  Net premiums earned ...........................................      49,244             47,678

Investment income, net ..........................................       2,057              2,491
Interest income, net from related parties .......................         489                349
Realized investment gains, net ..................................           3                466
Other income ....................................................         199                596
                                                                  ------------       ------------

  Total premiums and other revenues .............................      51,992             51,580
                                                                  ------------       ------------

Operating costs and expenses
 Losses and loss adjustment expenses, net of amounts
  ceded to related parties of $10,359 and $10,455 in
  2005 and 2004, respectively ...................................      26,700             39,582
 Policy acquisition costs, net of ceding commissions
  received from related parties of $7,953 and $9,292 in
  2005 and 2004, respectively ...................................       7,516              8,674
 General and administrative expenses ............................       9,576              9,105
 Interest expense ...............................................       1,885              1,789
                                                                  ------------       ------------

  Total operating costs and expenses ............................      45,677             59,150
                                                                  ------------       ------------

Income (loss) before income taxes ...............................       6,315             (7,570)
Federal income tax benefit (provision) ..........................      (2,314)             2,515
                                                                  ------------       ------------

 Net income (loss) .............................................. $     4,001        $    (5,055)
                                                                  ============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                  Three months ended September 30,
                                                                  --------------------------------
                                                                      2005                2004
                                                                  ------------        ------------
Net income (loss)  .............................................. $       251         $    (1,178)
                                                                  ------------        ------------
Other comprehensive income (loss), before income tax:
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period .......        (805)              1,830
  Less:  Reclassification adjustment for gains included
   in net income (loss) .........................................           -                  (3)
                                                                  ------------        ------------
Other comprehensive income (loss), before income tax ............        (805)              1,827
Income tax benefit (provision) related to items of other
 comprehensive income (loss) ....................................         274                (621)
                                                                  ------------        ------------
Other comprehensive income (loss), net of income tax ............        (531)              1,206
                                                                  ------------        ------------
Comprehensive income (loss) ..................................... $      (280)        $        28
                                                                  ============        ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                  Nine months ended September 30,
                                                                  -------------------------------
                                                                      2005               2004
                                                                  ------------       ------------
Net income (loss)  .............................................. $     4,001        $    (5,055)
                                                                  ------------       ------------
Other comprehensive loss, before income tax:
 Unrealized losses on securities:
  Unrealized holding losses arising during period ...............        (849)              (240)
  Less:  Reclassification adjustment for gains
   included in net income (loss) ................................          (3)              (466)
                                                                  ------------       ------------
Other comprehensive loss, before income tax .....................        (852)              (706)
Income tax benefit related to items of other
 comprehensive income ...........................................         290                240
                                                                  ------------       ------------
Other comprehensive loss, net of income tax .....................        (562)              (466)
                                                                  ------------       ------------
Comprehensive income (loss) ..................................... $     3,439        $    (5,521)
                                                                  ============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                              2005               2004
                                                                          ------------       ------------
OPERATING ACTIVITIES
Net income (loss)  ...................................................... $     4,001        $    (5,055)
 Add (deduct):
 Adjustments to reconcile net income (loss) to cash provided by
  (applied to) operating activities:
  Realized investment gains, net ........................................          (3)              (466)
  Gain on retirement of debentures ......................................           -                (36)
  Net gains on sale of property and equipment ...........................          (2)              (372)
  Amortization and depreciation expense .................................       1,114              1,135
  Provision for non-collection of premiums ..............................         106                (14)
  Provision for non-collection of reinsurance recoverables ..............         102                201
  Net change in non-cash balances relating to operating activities:
   Premiums receivable ..................................................      (4,937)            (7,417)
   Reinsurance recoverable on paid losses ...............................      (1,207)             6,092
   Reinsurance recoverable on paid losses from related parties ..........          83                271
   Reinsurance recoverable on unpaid losses .............................      (7,684)               731
   Reinsurance recoverable on unpaid losses from related parties ........      (1,260)            (2,143)
   Prepaid reinsurance premiums .........................................      (1,064)             3,920
   Prepaid reinsurance premiums to related parties ......................         191             (4,094)
   Deferred policy acquisition costs ....................................        (626)              (267)
   Other assets .........................................................       3,202             (1,590)
   Unpaid losses and loss adjustment expenses ...........................       4,403             14,530
   Unearned premiums ....................................................       4,046              9,674
   Policyholder deposits ................................................         312               (188)
   Accrued taxes and other payables .....................................      (1,885)             2,082
   Premiums payable .....................................................      (1,298)               759
   Premiums payable to related parties ..................................          65                324
                                                                          ------------       ------------
  Cash provided by (applied to) operating activities ....................      (2,341)            18,077
                                                                          ------------       ------------
INVESTING ACTIVITIES
 Unrestricted fixed maturities available for sale:
  Purchases .............................................................      (3,976)           (30,756)
  Sales .................................................................       2,091             13,683
  Maturities ............................................................         622              3,857
 Equity securities available for sale:
  Purchases .............................................................         (78)            (2,500)
 Cost of property and equipment purchased ...............................        (389)              (113)
 Proceeds from sale of property and equipment ...........................          70                 47
                                                                          ------------       ------------
  Cash applied to investing activities ..................................      (1,660)           (15,782)
                                                                          ------------       ------------
FINANCING ACTIVITIES
 Payment on retirement of debentures ....................................           -               (226)
 Debt issue costs .......................................................           -                (18)
 Payments and loans from related parties ................................       1,921              3,173
 Payments and loans to related parties ..................................        (806)            (4,578)
                                                                          ------------       ------------
  Cash provided by (applied to) financing activities ....................       1,115             (1,649)
                                                                          ------------       ------------
Increase (decrease) in cash and cash equivalents during the period ......      (2,886)               646
Cash and cash equivalents at beginning of period ........................       6,870              7,126
                                                                          ------------       ------------
Cash and cash equivalents at end of period .............................. $     3,984        $     7,772
                                                                          ============       ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year.

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

                                   THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------  -------------------------------
                                       2005                2004          2005               2004
                                   ------------        ------------  ------------       ------------
                                                             (In thousands)
INSURANCE PROGRAM
---------------------------------
NET PREMIUMS EARNED
Standard property and casualty ..  $    13,619         $    14,462   $    41,568       $     40,412
Political subdivisions ..........        1,687               1,975         5,164              5,420
Homeowners ......................        1,200                   -         1,649                  -
Surety bonds ....................          121                 526           561              1,492
Other (1) .......................           99                 111           302                354
                                   ------------        ------------  ------------       ------------
                                   $    16,726         $    17,074   $    49,244        $    47,678
                                   ============        ============  ============       ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ..  $    10,518         $    11,388   $    24,775        $    32,110
Political subdivisions ..........          996               1,273         3,155              5,037
Homeowners ......................          305                   -           630                  -
Surety bonds ....................         (897)                607        (1,720)             1,480
Other (1) .......................          151                 121          (140)               955
                                   ------------        ------------  ------------       ------------
                                   $    11,073         $    13,389   $    26,700        $    39,582
                                   ============        ============  ============       ============

--------------------------------------------------------
(1)   This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 6.75% at September 30, 2005. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately
$1.9 million.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and nine month periods ended September 30, 2005 and 2004:

                                           GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                        ---------------------------   --------------------------
  THREE MONTHS ENDED SEPTEMBER 30,          2005           2004           2005          2004
  ------------------------------------  ------------   ------------   ------------  ------------
                                                              (In thousands)
  Standard property and casualty ...... $    22,588    $    23,997    $    13,619   $    14,462
  Political subdivisions ..............       4,596          5,323          1,687         1,975
  Homeowners ..........................       1,494              -          1,200             -
  Surety bonds ........................         172            748            121           526
  Other ...............................         101            112             99           111
                                        ------------   ------------   ------------  ------------
  TOTAL  .............................. $    28,951    $    30,180    $    16,726   $    17,074
                                        ============   ============   ============  ============

                                           GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                        ---------------------------   --------------------------
  NINE MONTHS ENDED SEPTEMBER 30,           2005           2004           2005          2004
  ------------------------------------  ------------   ------------   ------------  ------------
                                                              (In thousands)
  Standard property and casualty .....  $    69,723    $    69,529    $    41,568   $    40,412
  Political subdivisions .............       14,432         16,578          5,164         5,420
  Homeowners .........................        2,012              -          1,649             -
  Surety bonds .......................          798          2,079            561         1,492
  Other ..............................          307            354            302           354
                                        ------------   ------------   ------------  ------------
  TOTAL  .............................  $    87,272    $    88,540    $    49,244   $    47,678
                                        ============   ============   ============  ============

     Gross premiums earned decreased $1.2 million or 4% and $1.3 million or 1% in the third quarter and first nine months of 2005, respectively, compared to the 2004 periods. Gross premiums earned in Oklahoma decreased $850,000 and $1.8 million in the third quarter and first nine months of 2005, respectively, from the 2004 periods, and gross premiums earned in Texas decreased $1.1 million and $1.2 million in these periods. The decreases in Oklahoma and Texas were partially offset by an increase in gross premiums earned in New Mexico of $409,000 and $1.5 million for the third quarter and first nine months of 2005, respectively, from the 2004 periods. Net premiums earned decreased $348,000 or 2% and increased $1.6 million or 3% for the third quarter and first nine months of 2005, respectively. The increase for the first nine months of 2005 is due primarily to changes in NAICO's excess of loss reinsurance program covering its casualty and workers compensation risks. Effective April 1, 2004, NAICO increased its net retention to include 56% of the layer covering $500,000 excess $500,000 of loss per occurrence for its casualty and workers compensation risks. Effective July 1, 2004, NAICO increased its net retention to 70% of the first $1,000,000 of loss per occurrence. Casualty and workers compensation risks accounted for approximately 76% of NAICO's gross premiums earned in the first nine months of 2005. These reinsurance changes increased NAICO's net retention for these lines of business and also increased net premiums earned.

     Gross premiums earned in the standard property and casualty program decreased $1.4 million or 6% and increased $194,000 or less than 1% in the third quarter and first nine months of 2005, respectively, compared to the 2004 periods. Gross premiums earned in Texas decreased $2.3 million and $2.4 million in the third quarter and first nine months of 2005, respectively, compared to the 2004 periods while gross premiums earned in Oklahoma increased $34,000 and $512,000 in the respective periods compared to the 2004 periods. The increase in gross premiums earned in New Mexico, described above, partially offsets the decrease in gross premiums earned in Texas. Net premiums earned in this program decreased $843,000 or 6% and increased $1.2 million or 3% in the third quarter and first nine months of 2005, respectively, compared to the 2004 periods. The increase in the first nine months of 2005 is due primarily to the reinsurance changes described above. Casualty and workers compensation risks accounted for approximately 87% of NAICO's gross premiums earned in this program in the first nine months of 2005.

     Gross premiums earned in the political subdivisions program decreased $727,000 or 14% and $2.1 million or 13% in the third quarter and first nine months of 2005, respectively, compared to the 2004 periods. The decrease in gross premiums earned is due primarily to increased competition related to Oklahoma school districts. Net premiums earned in this program decreased $288,000 or 15% and $256,000 or 5% in the third quarter and first nine months of 2005, respectively. Casualty and workers compensation risks accounted for approximately 34% of NAICO's gross premiums earned in this program in the first nine months of 2005.

     In the second quarter of 2005, NAICO began writing homeowner and dwelling policies in the state of Texas through a general agent. Gross premiums earned for the homeowner's program were $1.5 million and $2.0 million in the third quarter and first nine months of 2005, and net premiums earned were $1.2 million and $1.6 million in these periods. NAICO expects premiums earned in this program to increase during the remainder of 2005.

     Gross premiums earned in the surety bond program decreased $576,000 or 77% and $1.3 million or 62% in the third quarter and first nine months of 2005, respectively, compared to the 2004 periods. Net premiums earned in the surety bond program decreased $405,000 or 77% and $931,000 or 62% in the third quarter and first nine months of 2005, respectively. NAICO is no longer actively writing surety business, and expects premium volume to decline substantially in 2005.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At September 30, 2005, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds and mutual funds that invest in equity securities, with approximately 5% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net investment income, excluding interest income from related parties, decreased $10,000 or 1% and decreased $434,000 or 17% in the third quarter and first nine months of 2005, respectively. The decrease in the nine month period was due primarily to an arbitration award in favor of NAICO in the first quarter of 2004 that included approximately $577,000 in interest. Excluding the arbitration award, net investment income increased $143,000 or 7% in the
nine month period.   Cash and invested assets were $84.1 million at September
30, 2005 compared to $84.9 million at September 30, 2004. Net interest income from related parties increased $37,000 or 27% and $140,000 or 40% in the third quarter and first nine months of 2005, respectively, due primarily to higher interest rates during 2005.

     Chandler USA had no net realized investment gains during the third quarter of 2005 compared to $3,000 net realized investment gains during the third quarter of 2004. Net realized investment gains were $3,000 during the first nine months of 2005 compared to $466,000 during the first nine months of 2004.

OTHER INCOME

     Chandler USA's other income included $368,000 in the first nine months of 2004 for the amortization of the deferred gain related to a sale and leaseback transaction. No amortization was recorded in 2005 as the deferred gain was fully amortized at March 31, 2004.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 66.2% and 54.3% for the third quarter and first nine months of 2005, compared to 78.4% and 83.0% in the corresponding 2004 periods. The decrease in the 2005 loss ratios was due to a decrease in losses incurred related to prior accident years. For the third quarter and first nine months of 2004, losses and loss adjustment expenses incurred related to prior accident years were $6.9 million and $19.7 million, respectively, and increased the respective loss ratios by 40.5 and 41.4 percentage points. The adverse loss development during 2004 was generally the result of ongoing analysis of loss development trends that reflected an increase in loss severity in the workers compensation and liability lines for NAICO's standard property and casualty program, primarily in the 1997-2001 accident years. During 2005, adverse loss development totaling $3.6 million and $5.4 million for the third quarter and first nine months of 2005, respectively, increased the respective loss ratios by 21.5 and 11.0 percentage points. The adverse loss development in 2005 was due primarily to an increase in losses for prior accident years in the standard property and casualty program and the political subdivisions program. This was partially offset by a reduction in losses for prior accident years in the surety bond program.

     Weather-related losses from wind and hail totaled $225,000 and $350,000 in the third quarter and first nine months of 2005, respectively, and increased the respective loss ratios by 1.3 and 0.7 percentage points. The weather-related losses in the third quarter of 2005 are primarily from Hurricane Rita. NAICO could incur additional losses related to Hurricane Rita as more information becomes known, but the losses are not expected to have a material impact on NAICO's cash flows or results of operations. NAICO has not received any claims related to Hurricane Katrina. Weather-related losses totaled $343,000 and $659,000 in the third quarter and first nine months of 2004, and increased the respective 2004 loss ratios by 2.0 and 1.4 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three and nine month periods ended September 30, 2005 and 2004:


                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                ----------------------  ----------------------
                                                   2005        2004        2005        2004
                                                ----------  ----------  ----------  ----------
                                                                (In thousands)
  Commissions expense ........................  $   5,186   $   4,791   $  12,779   $  12,935
  Other premium related assessments ..........        408         328         852         892
  Premium taxes ..............................        (57)        645       1,269       2,032
  Excise taxes ...............................         72          93         205         242
  Other expense ..............................        157         144         509         327
                                                ----------  ----------  ----------  ----------
  Total direct expenses ......................      5,766       6,001      15,614      16,428

  Indirect underwriting expenses .............      1,494       1,857       4,835       5,659
  Commissions received from reinsurers .......     (5,332)     (5,618)    (12,307)    (13,146)
  Adjustment for deferred acquisition costs ..        398         660        (626)       (267)
                                                ----------  ----------  ----------  ----------
  Net policy acquisition costs ...............  $   2,326   $   2,900   $   7,516   $   8,674
                                                ==========  ==========  ==========  ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 20.7% and 22.4% for the third quarter and first nine months of 2005, compared to 20.6% and 22.5% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 14.8% and 14.0% in the third quarter and the first nine months of 2005 compared to 12.5% and 13.2% in the corresponding 2004 periods. The percentage increase in the third quarter of 2005 compared to 2004 is due primarily to the new homeowners program that began during the second quarter of 2005. This new program has a higher average commission rate than most of the other programs due to the use of a general agent who performs certain underwriting, claims and administrative functions.

     Premium taxes decreased by $702,000 in the third quarter of 2005 compared to the third quarter of 2004. The decrease is attributable to Oklahoma premium tax credits received in connection with NAICO's purchase of common units for $330,000 in an Oklahoma rural small business capital company. NAICO received approximately $674,000 in Oklahoma premium tax credits that can be fully utilized against NAICO's Oklahoma premium taxes incurred through the third quarter of 2005.

     Indirect underwriting expenses were 4.2% and 5.3% of total direct written and assumed premiums in the third quarter and first nine months of 2005, respectively, compared to 4.9% and 5.8% in the corresponding 2004 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percent of ceded reinsurance premiums were 35.3% and 31.6% in the third quarter and first nine months of 2005, respectively, compared to 32.9% and 32.0% in the corresponding 2004 periods.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 11.0% of gross premiums earned in both the third quarter and first nine months of 2005, respectively, compared to 9.1% and 10.3% for the corresponding 2004 periods. General and administrative expenses increased $440,000 in the third quarter of 2005 compared to the corresponding 2004 period due primarily to an increase in legal expense and employee related expenses. During the third quarter of 2004, Chandler USA received a recovery of previously expensed legal costs of $359,000 from Chandler USA's previous director and officer liability insurer. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense increased $39,000 and $96,000 in the third quarter and first nine months of 2005, respectively, compared to the 2004 periods. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2005, Chandler USA used $2.3 million in cash from operations due primarily to an increase in reinsurance recoverable on unpaid losses. Reinsurance recoverable on unpaid losses increased $8.9 million during the first nine months of 2005. This was partially offset by an increase in unpaid losses and loss adjustment expenses of $4.4 million. In the first nine months of 2004, Chandler USA provided $18.1 million in cash from operations.

     At September 30, 2005, Chandler USA's parent, Chandler Insurance Company, Ltd. owed approximately $9.8 million to Chandler USA versus $10.9 million at December 31, 2004 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 6.75% at September 30, 2005. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately
$1.9 million.

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

     As of December 31, 2004, NAICO had statutory earned surplus of $3.8 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2005 without the approval of the Oklahoma Department of Insurance is $3.8 million. NAICO paid shareholder dividends to Chandler USA totaling $3.4 million in June of 2004. NAICO did not pay any shareholder dividends to Chandler USA in the first nine months of 2005.

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

Date:  November 8, 2005                CHANDLER (U.S.A.), INC.


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