Form 10-K
period 2005-12-31
CHANDLER USA INC
filed 2006-03-28
CIK 1083750

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

        Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.   YES      NO  X
                                                   -----   -----

      Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  YES      NO  X
                                                        -----   -----

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       YES  X   NO
                                                   -----   -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act).

Large accelerated filer      Accelerated filer      Non-accelerated filer   X
                        ----                   ----                       -----

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  YES      NO  X
                                       -----   -----

      Aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter: None.

      The number of common shares, $1.00 par value, of the registrant outstanding on February 28, 2006 was 2,484, which are owned by Chandler Insurance Company, Ltd.

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

      NAICO is one of the leading commercial business insurance writers in Oklahoma, providing property and casualty coverage for businesses in various industries. NAICO also provides homeowners insurance in Texas. NAICO has a network of independent agents, totaling approximately 119 at December 31, 2005, that market NAICO's insurance products. Independent agents originate substantially all of NAICO's business. NAICO is licensed to write property and casualty coverage in 45 states and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects. NAICO is currently rated as B+ (Very Good) by A.M. Best Company, an insurance rating agency. This rating is an independent opinion of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

      CIMI is an underwriting manager for certain wholesale operations related to NAICO's school districts and trucking insurance.

INSURANCE PROGRAMS

      NAICO writes various property and casualty insurance products through three primary marketing programs. The programs are standard property and casualty, political subdivisions and homeowners.

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

POLITICAL SUBDIVISIONS PROGRAM

      Under the political subdivisions program, NAICO writes insurance policies primarily for school districts in Oklahoma. As of December 31, 2005 NAICO insured 183 school districts in Oklahoma. The coverages offered include workers compensation, automobile liability, automobile physical damage, general liability, property and school board legal liability. NAICO has also written property and casualty insurance for municipalities, primarily in Oklahoma. During 2003, NAICO significantly reduced its premium writings in this portion of the program and did not write any premiums during 2004 or 2005.

HOMEOWNERS PROGRAM

      In the second quarter of 2005, NAICO began writing homeowners and dwelling fire and allied lines policies in the state of Texas through a managing general agent. NAICO is currently reviewing this program and may modify or discontinue this program during 2006.

SURETY BOND PROGRAM

      NAICO has written surety bonds, commonly referred to as contract performance bonds, to secure the performance of contractors and suppliers on construction projects. NAICO has also written bail bonds, which guarantee that the principal will discharge obligations set by the court, as well as other types of miscellaneous bonds. NAICO discontinued the bail bond portion of the program as of the end of 2003. NAICO is no longer actively marketing its surety bond program.

      The following table shows gross premiums earned and net premiums earned by insurance program for the years 2003, 2004 and 2005. The term "gross premiums earned" means gross premiums written (before reductions for premiums ceded to reinsurers) less the increases or plus the decreases in the gross unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. The term "net premiums earned" means gross premiums earned less reductions for earned premiums ceded to reinsurers. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                       GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                     --------------------------   --------------------------
INSURANCE PROGRAMS                     2003     2004     2005       2003     2004     2005
-----------------------------------  -------- -------- --------   -------- -------- --------
                                                       (In thousands)
Standard property and casualty ....  $ 93,193 $ 92,894 $ 92,224   $ 45,521 $ 54,278 $ 54,979
Political subdivisions ............    28,926   21,679   18,630      8,093    7,269    6,690
Homeowners ........................         -        -    4,229          -        -    3,321
Surety bonds ......................     3,908    2,788      930      2,724    1,993      669
Other (1)..........................       252      507      406        245      502      401
                                     -------- -------- --------   -------- -------- --------
TOTAL .............................  $126,279 $117,868 $116,419   $ 56,583 $ 64,042 $ 66,060
                                     ======== ======== ========   ======== ======== ========
----------------------------


(1)  This category is comprised primarily of the run-off of discontinued programs and
     NAICO's participation in various mandatory workers compensation pools.


LINES OF INSURANCE

      The lines of insurance written by NAICO through its programs are automobile liability, other liability (including general liability, products liability and umbrella liability), workers compensation, automobile physical damage, property (including homeowners multiple peril), surety and inland marine. The following table shows net premiums earned as a percentage of total net premiums earned by each line of insurance written by NAICO during the period indicated.


                                                   YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------
                                      2001       2002       2003       2004       2005
                                    --------   --------   --------   --------   --------
Automobile liability ..............      19%        25%        27%        28%        29%
Other liability ...................      25%        25%        23%        28%        27%
Workers compensation ..............      24%        22%        29%        27%        25%
Automobile physical damage ........      17%        14%        10%         9%         9%
Property ..........................       7%         8%         5%         4%         8%
Surety ............................       6%         5%         5%         3%         1%
Inland marine .....................       2%         1%         1%         1%         1%
                                    --------   --------   --------   --------   --------
     Total ........................     100%       100%       100%       100%       100%
                                    ========   ========   ========   ========   ========


UNDERWRITING AND CLAIMS

      Independent insurance agents submit applications for commercial insurance policies for prospective customers to NAICO or to NAICO's managing general agent for the homeowners program. NAICO and the managing general agent review prospective risks in accordance with specific underwriting guidelines established by NAICO. If the risk is approved and coverage is accepted by the insured, a NAICO insurance policy is issued.

      NAICO's claims department reviews and administers all claims except claims associated with the homeowners program which are handled by the managing general agent for this program. When a claim is received, it is reviewed and assigned to an in-house claim adjuster based on the type and geographic location of the claim, its severity and its class of business. NAICO's claims department is responsible for reviewing each claim, obtaining necessary documentation and establishing loss and loss adjustment expense reserves. NAICO's in-house claims staff handles and supervises the claims, coordinates with outside legal counsel and independent claims adjusters if necessary, and processes the claims to conclusion.

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

      Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased varies from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1 or July 1 of each year. NAICO renewed all January 1, 2006 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on July 1, 2006.

      NAICO has structured separate reinsurance programs for property (including inland marine), workers compensation, casualty (including automobile liability, general and products liability, umbrella liability and related professional liability), automobile physical damage, homeowners and construction surety bonds. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate. Chandler Insurance reinsures NAICO for a portion of the risk on NAICO's reinsurance programs except for the homeowners program.

      Under the 2003 workers compensation reinsurance program, NAICO's net retention was 70% of the first $250,000 of loss per occurrence, and effective July 1, 2003, NAICO's net retention increased to 70% of the first $500,000 of loss per occurrence. Effective April 1, 2004, NAICO added 56% of the $500,000 excess of $500,000 of loss per occurrence layer to its net retention, and effective July 1, 2004, NAICO's net retention increased to 70% of the first $1,000,000 of loss per occurrence.

      Under the 2003 casualty reinsurance program, NAICO's net retention was 70% of the first $250,000 of loss per occurrence, and effective July 1, 2003, NAICO's net retention increased to 70% of the first $500,000 of loss per occurrence. Effective April 1, 2004, NAICO added 56% of the $500,000 excess of $500,000 of loss per occurrence layer to its net retention, and effective July 1, 2004, NAICO's net retention increased to 70% of the first $1,000,000 of loss per occurrence. Effective July 1, 2005, NAICO increased its net retention to 70% of the first $2,000,000 of loss per occurrence. Effective July 1, 2004, NAICO increased its net retention for umbrella liability losses from 3.5% of the first $2,000,000 of loss per occurrence to 17.5% of the first $4,000,000 of loss per occurrence.

      NAICO elected not to renew its construction surety bond excess of loss reinsurance program effective April 1, 2003 due to the decreased premium volume in this program and to the market for this reinsurance. Effective April 1, 2003, NAICO retains 70% of the losses in this program.

      Under the 2003 property reinsurance program, NAICO retained 23.1% of the first $1,500,000 of risk for each loss per risk or location. Effective January 1, 2004, NAICO retains 23.1% of the first $3,000,000 of risk for each loss per risk or location. Under the 2003 automobile physical damage reinsurance program NAICO retained 70% of the first $500,000 of each loss per occurrence, plus 3.5% of amounts exceeding $500,000 of each loss per occurrence up to $1 million of each loss per occurrence. Effective January 1, 2004, NAICO retains 70% of each loss per occurrence on automobile physical damage risks. NAICO purchases catastrophe protection for its automobile physical damage and certain property coverages to limit its retention for single loss occurrences involving multiple policies and/or policyholders resulting from perils such as floods, winds and severe storms. This catastrophe protection limits NAICO's net retained loss for both automobile physical damage and property losses to $700,000 for 2003 and $1,400,000 effective January 1, 2004 for each loss occurrence. NAICO retains 75% of the risk under the homeowners program, with per occurrence excess of loss treaties maintained covering 100% of $5,500,000 excess of $2,000,000.

      In December 2005, the Terrorism Risk Insurance Act of 2002 (the "Act") was extended through December 31, 2007. The Act establishes a program for commercial property and casualty losses resulting from foreign acts of terrorism. The Act requires commercial insurers to offer terrorism coverage on its commercial property and casualty lines of business. Effective January 1, 2006, commercial automobile liability and physical damage, professional liability, surety, burglary and theft and farm-owners multi-peril insurance coverages are excluded from the Act. Each insurance company will be responsible for a deductible based on a percentage of direct earned premiums from the previous calendar year, which is 17.5% for losses occurring in 2006 and 20% in 2007. The Federal Government will pay 90% of covered terrorism losses that exceed company deductibles.

      NAICO purchased quota share reinsurance for its deductible under the Act limiting NAICO's retention to 15% for 2005 and 2006 of such deductible, subject to a reinsurance limit of $10,625,000 for 2005 and 2006 for each loss occurrence. The reinsurance coverage is also limited to $10,625,000 for 2005 and 2006 for all loss occurrences for any year. NAICO also purchased excess of loss reinsurance covering acts of terrorism that provides coverage of $15 million excess of $12.5 million for 2005 and 2006 of loss per occurrence based on NAICO's net retention.

      The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2005.

                                                                           CEDED REINSURANCE
                                                                NET           PREMIUMS FOR     A.M. BEST
                                                            REINSURANCE      THE YEAR ENDED     COMPANY
NAME OF REINSURER                                         RECOVERABLE (1)  DECEMBER 31, 2005     RATING
--------------------------------------------------------  ---------------  -----------------  ------------
                                                                (Dollars in thousands)
Employers Reinsurance Corporation ......................  $       29,497   $          8,186        A
Chandler Insurance .....................................          26,532             27,158       -(2)
Swiss Reinsurance America Corporation ..................          16,691                 46        A+
Odyssey America Reinsurance Corporation ................           4,504              5,594        A
Berkley Insurance Company ..............................           3,542                994        A
                                                          ---------------  -----------------
   Top five reinsurers .................................  $       80,766   $         41,978
                                                          ===============  =================
   All reinsurers ......................................  $       93,877   $         50,218
                                                          ===============  =================
Percentage of total represented by top five reinsurers..             86%                84%

--------------------------------------------------------


(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2005.

(2)  Chandler Insurance owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO.  Although Chandler Insurance is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for
     NAICO's benefit.  At December 31, 2005, Chandler Insurance had cash and investments, including accrued interest, with a fair value of $28.9 million deposited in a trust account for the benefit of NAICO.


      Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO incurred charges of $604,000, $282,000 and $108,000 during 2003, 2004 and 2005, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

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

                                                          YEAR ENDED DECEMBER 31,
                                               --------------------------------------------
                                                 2001     2002     2003     2004     2005
                                               -------- -------- -------- -------- --------
                                                          (Dollars in thousands)
Automobile liability:
  Net premiums earned ........................ $ 13,386 $ 16,526 $ 15,624 $ 17,742 $ 19,126
  Loss ratio .................................      70%      81%      49%      61%      82%
Other liability:
  Net premiums earned ........................ $ 17,470  $16,458 $ 12,870 $ 18,044 $ 18,052
  Loss ratio .................................      57%      80%      94%     121%      48%
Workers compensation:
  Net premiums earned ........................ $ 16,449  $14,808 $ 16,378 $ 17,371 $ 16,475
  Loss ratio .................................      105%     99%      72%      85%      53%
Automobile physical damage:
  Net premiums earned ........................ $ 12,174  $ 9,552 $  5,508 $  5,933 $  5,807
  Loss ratio .................................       52%     35%      36%      43%      56%
Property:
  Net premiums earned ........................ $  4,806  $ 5,543 $  3,072 $  2,611 $  5,594
  Loss ratio .................................       93%     50%      74%      47%      41%
Surety:
  Net premiums earned ........................ $  4,125  $ 3,310 $  2,723 $  1,993 $    669
  Loss ratio .................................       57%     59%      34%     134%   (255)%
Inland marine:
  Net premiums earned ........................ $  1,256  $   760 $    408 $    348 $    337
  Loss ratio .................................      143%    100%      54%      29%     162%
Accident and health:
  Net premiums earned ........................ $    319  $     - $      - $      - $      -
  Loss ratio .................................      281%      -%       -%       -%       -%
Total:
  Net premiums earned ........................ $ 69,985  $66,957  $56,583 $ 64,042 $ 66,060
  Loss ratio .................................      75%      76%      66%      84%      57%
  Underwriting expense ratio (1) .............      33%      34%      47%      34%      35%
                                               -------- -------- -------- -------- --------
  Combined ratio (1) .........................     108%     110%     113%     118%      92%
                                               ======== ======== ======== ======== ========

----------------------------------------------


(1)  Interest expense and certain litigation expenses are not considered underwriting expenses;
     therefore, such costs have been excluded from these ratios.  The underwriting expense ratio for 2003 was impacted by a 23% decrease in net premiums written and assumed during 2003.
     Certain types of expenses are fixed in nature, which resulted in an increased ratio for this period.  See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS."


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

      Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses were approximately $3.7 million and $9.6 million at December 31, 2004 and 2005, respectively. The increase in estimated recoveries in 2005 is due primarily to NAICO recording net estimated recoveries totaling $4.1 million related to two surety bond principals. During 2005, NAICO recorded additional net estimated recoveries of $1.1 million as part of a settlement with a principal's bankruptcy estate. The gross and net estimated recovery from the principal's bankruptcy estate deducted from unpaid losses and loss adjustment expenses at December 31, 2005 is $2.3 million and $1.9 million, respectively. NAICO is currently pursuing the collection of this settlement. Also during 2005, NAICO recorded additional net estimated recoveries of $3.0 million in regards to on-going litigation with the obligee of two surety bonds written by NAICO. The gross and net estimated recovery deducted from unpaid losses and loss adjustment expenses related to this litigation at December 31, 2005 is $5.9 million and $3.4 million, respectively. Trial is scheduled for 2006. NAICO may or may not recover the above estimated recoveries and could incur significant costs in collecting these recoverables.

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

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                    2001      2002      2003      2004      2005
                                                 --------- --------- --------- --------- ---------
                                                                (In thousands)

Net balance at beginning of year ............... $ 46,707  $ 32,812  $ 33,191  $ 29,343  $ 44,695
                                                 --------- --------- --------- --------- ---------
Net losses and loss adjustment expenses incurred
   related to:
     Current year ..............................   39,881    34,928    26,108    27,436    30,985
     Prior years ...............................   12,669    15,784    11,092    26,345     6,339
                                                 --------- --------- --------- --------- ---------
       Total ...................................   52,550    50,712    37,200    53,781    37,324
                                                 --------- --------- --------- --------- ---------
Net paid losses and loss adjustment expenses
   related to:
     Current year ..............................  (22,646)  (13,283)  (10,626)  (10,222)  (11,171)
     Prior years ...............................  (43,799)  (37,050)  (30,422)  (28,207)  (30,299)
                                                 --------- --------- --------- --------- ---------
       Total ...................................  (66,445)  (50,333)  (41,048)  (38,429)  (41,470)
                                                 --------- --------- --------- --------- ---------
Net balance at end of year ..................... $ 32,812  $ 33,191  $ 29,343  $ 44,695  $ 40,549
                                                 ========= ========= ========= ========= =========

      NAICO has experienced a significant amount of incurred losses related to prior accident years during the 2001- 2005 calendar years. The loss development occurred primarily in the 1997-2001 accident years. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

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

      During 2005, NAICO experienced adverse loss development totaling $6.3 million primarily in the standard property and casualty and political subdivisions programs. A portion of the adverse development was offset by favorable development of $1.8 million in the surety bond program, primarily in accident years 1994 and 2001 that resulted from the estimated recoveries discussed previously. The adverse development was due primarily to an increase in losses in the workers compensation, other liability and automobile liability lines of business in the 2000, 2002 and 2003 accident years. The adverse loss development included approximately $108,000 for provisions for potentially uncollectible reinsurance.

      The following table represents the development of net balance sheet reserves for 1996 through 2005. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date, including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability.
The estimate for unpaid losses and loss adjustment expenses changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the revised estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative (deficiency) redundancy" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance. The gross cumulative deficiency or redundancy results from the same factors as those described above for the net amounts, and is also impacted by development of large claims that exceed NAICO's net retention including umbrella and surety per principal losses where NAICO has little or no net retention.

      In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 1999 for claims that occurred in 1996 will be included in the cumulative deficiency amount for years 1996, 1997, 1998 and 1999. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

                                                                    DEVELOPMENT OF RESERVES
                                                                       AS OF DECEMBER 31,
                              -----------------------------------------------------------------------------------------------------
                                 1996      1997      1998      1999      2000       2001       2002       2003      2004      2005
                              --------- --------- --------- --------- ---------- ---------- ---------- ---------- --------- --------
                                                                        (In thousands)
Net reserve for unpaid losses
 and loss adjustment
 expenses ................... $ 53,845  $ 54,035  $ 39,921  $ 51,378  $  46,707  $  32,812  $  33,191  $  29,343  $ 44,695  $ 40,549
Net paid (cumulative) as of
 One year later .............   28,572    30,330    23,896    36,009     43,799     37,050     30,422     28,207    30,299
 Two years later ............   40,857    42,934    34,966    58,979     66,141     60,560     51,375     50,158
 Three years later ..........   45,668    49,735    45,390    72,052     81,635     77,413     68,643
 Four years later ...........   47,995    56,306    51,364    80,860     91,403     89,349
 Five years later ...........   50,700    58,843    55,445    86,257     97,700
 Six years later ............   51,878    60,821    58,062    88,859
 Seven years later ..........   52,964    62,720    59,135
 Eight years later ..........   54,407    63,527
 Nine years later ...........   54,535

Net liability re-estimated as of
 One year later .............   55,713    55,772    43,441    56,357     59,376     48,596     44,283     55,688    51,034
 Two years later ............   55,599    56,362    45,373    67,469     74,325     67,903     70,058     61,369
 Three years later ..........   54,528    58,176    50,146    77,842     86,377     89,608     73,962
 Four years later ...........   54,834    61,096    55,303    83,860    100,408     91,520
 Five years later ...........   55,615    62,750    58,060    91,704    102,370
 Six years later ............   56,347    63,629    62,995    92,084
 Seven years later ..........   56,879    67,608    62,712
 Eight years later ..........   59,243    67,254
 Nine years later ...........   58,329

Net cumulative (deficiency)
 redundancy ................. $ (4,484) $(13,219) $(22,791) $(40,706) $ (55,663) $ (58,708) $ (40,771) $ (32,026) $ (6,339) $      -

Supplemental gross data:
 Gross liability ............ $ 78,114  $ 73,721  $ 80,701  $ 98,460  $ 100,173  $  84,756  $  92,606  $  87,768  $108,233  $109,541
 Reinsurance recoverable ....   24,269    19,686    40,780    47,082     53,466     51,944     59,415     58,425    63,538    68,992
                              --------- --------- --------- --------- ---------- ---------- ---------- ---------- --------- --------
 Net liability - end of year. $ 53,845  $ 54,035  $ 39,921  $ 51,378  $  46,707  $  32,812  $  33,191  $  29,343  $ 44,695  $ 40,549
                              ========= ========= ========= ========= ========== ========== ========== ========== ========= ========
 Gross re-estimated
  liability - latest ........ $ 98,418  $103,188  $132,434  $185,860  $ 254,850  $ 279,053  $ 223,732  $ 163,239  $138,811
 Re-estimated recoverable -
   latest ...................   40,089    35,934    69,722    93,776    152,480    187,533    149,770    101,870    87,777
                              --------- --------- --------- --------- ---------- ---------- ---------- ---------- ---------
 Net re-estimated
   liability - latest ....... $ 58,329  $ 67,254  $ 62,712  $ 92,084  $ 102,370  $  91,520  $  73,962  $  61,369  $ 51,034
                              ========= ========= ========= ========= ========== ========== ========== ========== =========

Gross cumulative (deficiency)
 redundancy ................. $(20,304) $(29,467) $(51,733) $(87,400) $(154,677) $(194,297) $(131,126) $ (75,471) $(30,578)
                              ========= ========= ========= ========= ========== ========== ========== ========== =========


                                                                       PAGE 10
INVESTMENTS

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

      Investments are purchased to support the investment strategies of Chandler USA and its subsidiaries, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and their mix of business. At the time of purchase, investments in debt securities that Chandler USA has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments in debt and equity securities classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. Chandler USA has not classified any investments as trading account assets.
Debt securities not classified as held to maturity or trading and equity securities are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of deferred income tax as a separate component of other comprehensive income until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of securities below their carrying value that are other than temporary are recognized in earnings.

      As of December 31, 2005, all of the investments of NAICO were in fixed-maturity investments (rated Aa3 or A+ or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), mutual funds that invest in equity securities, interest-bearing money market accounts, collateralized repurchase agreements and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. NAICO's investment portfolio is managed by the Investment Committee of its Board of Directors. For additional information, see Notes to Consolidated Financial Statements.

DEBENTURES

      On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures (the "Debentures") with a maturity date of July 16, 2014. The Debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The indenture governing the Debentures was amended during 2003 to clarify that purchases of Debentures by Chandler USA through private treaty or on the open market for an agreed price of less than the sum of the principal amount and accrued interest are not considered to be a redemption of the Debentures, and that any such Debentures purchased by Chandler USA will be cancelled. Chandler USA purchased and cancelled $16.7 million and $275,000 principal amount of the Debentures during 2003 and 2004, respectively, and at December 31, 2005, there was $6,979,000 principal amount of the Debentures outstanding. Chandler USA's subsidiaries and affiliates are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. For additional information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

      In December 2003, Chandler USA established Chandler Capital Trust II ("Trust II") by purchasing all of its common securities for $217,000. Trust II is a Delaware statutory business trust and is a wholly owned non-consolidated subsidiary of Chandler USA. On December 16, 2003, Trust II issued $7.0 million of capital securities (the "Trust II Preferred Securities") to InCapS Funding II, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Trust II used the proceeds from the issuance to purchase $7,217,000 of floating rate junior subordinated debentures (the "Junior Debentures II") of Chandler USA. Distributions on the Junior Debentures II are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 8.25% at December 31, 2005. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures II, with such deferred payments accruing interest compounded quarterly. The Junior Debentures II are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium.

      The Junior Debentures II are the sole assets of Trust II and Trust II will distribute any cash payments it receives thereon to the holders of its preferred and common securities. Distributions on the Trust II Preferred Securities are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 8.25% at December 31, 2005. Trust II may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust II Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust II Preferred Securities are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium. All payments by Trust II regarding the Trust II Preferred Securities are guaranteed by Chandler USA.

      The sale of the Trust I Preferred Securities and the Trust II Preferred Securities during 2003 resulted in net proceeds of $19.3 million to Chandler USA, net of placement costs. At December 31, 2005, issuance costs in the amount of $670,000 have been capitalized and are being amortized over the stated maturity periods of thirty years. Chandler USA used $13.3 million of the proceeds to purchase $16.7 million principal amount of its outstanding Debentures during 2003. The Debentures purchased by Chandler USA were cancelled. The purchase and cancellation of the Debentures resulted in a pre-tax gain of $3.1 million during 2003, net of an adjustment to unamortized issuance costs, which is included in other income in the consolidated statement of operations. Chandler USA also contributed $5.0 million of the proceeds to NAICO to be used for general corporate purposes.

      In December 2003, the Financial Accounting Standards Board issued Revised Interpretation No. 46 ("FIN 46R"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46R is used to determine whether consolidation is required or, alternatively, whether the variable-interest model under FIN 46R should be used to account for existing and new entities. Chandler USA adopted FIN 46R effective January 1, 2004. The result of adoption was the deconsolidation of the two capital trusts that were created during 2003 in connection with the issuance of trust preferred securities. Chandler USA now reports the $20.6 million of junior subordinated debentures that were issued to the capital trusts on its consolidated balance sheet. The adoption of FIN 46R had no effect on net earnings.

EMPLOYEES AND ADMINISTRATION

      At December 31, 2005, Chandler USA and its subsidiaries had approximately 247 full-time employees. Chandler USA and its subsidiaries generally have enjoyed good relations with their employees.

COMPETITION

      NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

      An insurance company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results have improved. The pricing environment during 2005 experienced downward pressure, particularly for larger accounts. NAICO has been able to increase its pricing for most coverages from 2001 through 2005. However, NAICO continues to experience competition in all of its programs. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

      As of December 31, 2005, NAICO had statutory earned surplus of $9.6 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2006 without the approval of the Oklahoma Department of Insurance is $5.7 million. NAICO paid shareholder dividends to Chandler USA totaling $3.4 million in 2004.

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


The ratios of total adjusted capital to authorized control level RBC for NAICO were 4.8:1 and 5.2:1 at December 31, 2004 and 2005, respectively. Therefore, NAICO's total adjusted capital exceeds the level that would trigger regulatory attention pursuant to the risk-based capital requirement.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

      The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios and specifies "usual values" for each ratio. Departure from the "usual values," which fluctuate annually, on four or more ratios generally leads to inquiries from individual state insurance commissioners. NAICO had three 2005 ratios that were outside of the "usual values," two of which resulted primarily from adverse loss development as explained below.

      NAICO's "investment yield" as calculated using the IRIS formula was 2.9% during 2005 compared to a usual value of greater than 3.0% and less than 6.5%. NAICO maintains a high-quality investment portfolio, with no non-investment grade bonds, derivative instruments or real estate investments (other than real estate occupied by the company). NAICO's investment yield is largely dependent upon prevailing levels of interest rates. The significant decline in interest rates in recent years had a significant impact on NAICO's investment yield. Moreover, in periods of relatively low interest rates, NAICO generally shortens maturities and accepts lower yields to reduce market risk for future rate increases.

      NAICO's "two-year reserve development to policyholders' surplus" for 2005 was 60% compared to a usual value of less than 20%. The primary reason was adverse loss development experienced during 2004 related to the 1997 - 2002 accident years. This adverse loss development related primarily to the workers compensation and other liability lines of business in NAICO's standard property and casualty and political subdivisions programs.

      NAICO's "estimated current reserve deficiency to policyholders' surplus" was 43% at December 31, 2005 compared to a usual value of less than 25%. The adverse loss development experienced in 2004 related to prior accident years was primarily responsible for this ratio being outside of the normal range. NAICO experienced significant growth from 1996 through 2000, with gross premiums written increasing from $108 million in 1996 to $197 million in 2000. Since 2000, NAICO has implemented substantial price increases on most lines of business. NAICO also exited some classes of business and non-renewed accounts with unfavorable frequency and/or severity characteristics. These actions resulted in a reduction in gross premiums written from $197 million in 2000 to $120 million in 2005. Management believes that while the insured exposure base has been significantly reduced, the premium for that exposure has increased significantly. The calculation of this ratio assumes that factors that led to past under reserving will cause current under reserving without regard to changes in premium volume, premium rates, product mix, the amount of risk retained by NAICO and current reserving practices.

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

ITEM 1A.  RISK FACTORS

      Our business is subject to numerous risks and uncertainties, the outcome of which may adversely impact future results of operations and financial condition. The following risks, as well as other information included in this 2005 Annual Report on Form 10-K, should be considered carefully.

IF OUR ACTUAL LOSSES EXCEED OUR LOSS RESERVES, OUR FINANCIAL RESULTS WOULD BE ADVERSELY AFFECTED.

      We maintain reserves for unpaid losses and loss adjustment expenses which are estimates of the expense of investigation and settlement of all reported and incurred but not reported losses under our previously issued insurance policies and/or reinsurance contracts. These reserves do not represent an exact measurement of liability, but are estimates based upon historical data and anticipated future events. The process of estimating loss reserves is complex and imprecise. We periodically review the reserve estimates and the methods used to arrive at such reserve estimates, and we also retain independent professional actuaries who review such reserve estimates and methods. Any changes that result from these reviews are reflected in current operating results.

      If our estimates are incorrect and our reserves are inadequate, we are required to increase our reserves. An increase in reserves results in an increase in losses and a reduction in our net income for the period in which the deficiency is identified. Accordingly, an increase in reserves could have a material adverse effect on our results of operations, liquidity and financial condition.

CATASTROPHIC EVENTS AND ACTS OF TERRORISM CAN HAVE A SIGNIFICANT IMPACT ON OUR RESULTS OF OPERATIONS, LIQUIDITY AND FINANCIAL CONDITION.

      We are subject to claims arising out of catastrophes that may have a significant effect on our results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including tornadoes, windstorms, hail, fires, severe winter weather, earthquakes, power outages and explosions, and may include man-made events such as terrorist attacks. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

      We seek to reduce the impact of a catastrophe on our business through the purchase of catastrophe and terrorism reinsurance. Reinsurance does not relieve us of our direct liability to our policyholders. As long as the reinsurers meet their obligations, our net liability is limited to the amount of risk that we retain. Reinsurance, however, may prove inadequate if a major catastrophic loss exceeds the reinsurance limit or the reinsurers' financial capacity.

OUR RESULTS MAY FLUCTUATE BASED ON MANY FACTORS, INCLUDING CYCLICAL CHANGES IN THE INSURANCE INDUSTRY.

      The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The industry's profitability can be affected significantly by rising levels of claim costs that are not known by companies at the time they price their products. The property and casualty insurance industry historically is cyclical. The demand for property and casualty insurance can vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases. The property and casualty insurance industry also has been very competitive. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results have improved. The pricing environment during 2005 experienced downward pressure, particularly for larger accounts. The hurricane activity during the third quarter of 2005 may result in higher rates for certain property business. Reinsurance costs may increase substantially. Competition for profitable business in the past has resulted in pressure on pricing and less restrictive terms and conditions, contributing to the cyclical pricing and underwriting results.

      Our underwriting philosophy is to forego underwriting risks from which we are unable to obtain what we believe to be adequate premium rates. However, the fluctuations in demand and competition and the impact on us of other factors described above could have a material adverse effect on our business, results of operations and/or financial condition.

OUR ABILITY TO REDUCE OUR EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

      We transfer a portion of our risks insured under our policies and reinsurance contracts to other companies through reinsurance arrangements. These reinsurance arrangements reduce the potential impact of unusually severe or frequent losses. The amount and cost of reinsurance are subject, in large part, to prevailing market conditions that are beyond our control. Our ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends to a great extent upon our ability to obtain adequate reinsurance in amounts and at rates that will not adversely affect our competitive position. If we are unable to maintain such arrangements, then we would be forced to either bear the associated increase in net exposures or reduce the amount of risk that we underwrite. Either of these circumstances could have a material adverse effect on our results of operations, liquidity and/or financial condition.

IF WE ARE UNABLE TO COLLECT FROM OUR REINSURERS ON A TIMELY BASIS, OUR FINANCIAL RESULTS WOULD BE ADVERSELY AFFECTED.

      We face a credit risk when we obtain reinsurance because we are still liable for the transferred risks if the reinsurer cannot meet the transferred obligations. Losses may not be recovered from our reinsurers until claims are paid and, in the case of certain long-term workers compensation and liability claims, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. The failure of any of our reinsurers to pay reinsurance claims on a timely basis could have a material adverse effect on our results of operations, liquidity and financial condition.

THE FAIR VALUE OF OUR INVESTMENT PORTFOLIO AND OUR INVESTMENT INCOME COULD SUFFER AS A RESULT OF FLUCTUATIONS IN INTEREST RATES AND MARKET CONDITIONS.

      Our market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of our investment portfolio as a result of fluctuations in prices and interest rates. A portion of our interest expense fluctuates with changes in interest rates as well.

      Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, liquidity of the instrument and other general market conditions. Any significant decline in our investment income as a result of falling interest rates, decreased dividend payment rates or general market conditions would have an adverse effect on our results. Any significant decline in the market value of our investments would reduce our shareholder's equity and our policyholders' surplus, which could impact our ability to write additional business.

WE MAY BE ADVERSELY IMPACTED BY A CHANGE IN OUR FINANCIAL STRENGTH RATING.

      Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate greater financial stability and a stronger ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors they believe are important to policyholders. Ratings are not recommendations to buy our securities.

      NAICO's ability to write business is most influenced by our rating from A.M. Best Company. A.M Best ratings are designed to assess an insurer's financial strength and ability to meet continuing obligations to policyholders. Currently, our rating from A.M. Best is "B+" (Very Good), with a negative outlook. A negative outlook is placed on a company's rating if it is experiencing unfavorable financial or market trends, and if continued, the company has a good possibility of having its rating downgraded. NAICO's rating and outlook were downgraded to the current rating from "B++" effective June 21, 2005. The downgrade was primarily due to the significant net loss and decline in statutory surplus in 2004 which were driven by adverse loss reserve development on prior accident years. We believe that as a result of our improved surplus and operating performance in 2005, our rating will remain at least at its current level. However, there can be no assurance that A.M. Best will not change its rating in the future. A rating downgrade from A.M. Best could adversely affect the business we write and our results of operations.

WE DEPEND ON OUR INDEPENDENT INSURANCE AGENTS.

      We market and sell our insurance products through independent, non-exclusive insurance agencies. These agencies are not obligated to sell our insurance products, and generally they also sell our competitors' insurance products. As a result, our business depends in part on the marketing and sales efforts of these agencies. If we diversify and expand our business geographically, then we may need to expand our network of agencies to successfully market our products. If these agencies fail to market our products successfully, our business may be adversely impacted. Also, independent agents may decide to sell their businesses to banks, other insurance agencies or other businesses. Changes in ownership of agencies, or expansion of agencies through acquisition, could adversely affect an agency's ability to control growth and profitability, thereby adversely affecting our business.

MUCH OF OUR BUSINESS IS CONCENTRATED IN THE SOUTHWEST AND MIDWEST AREAS OF THE UNITED STATES, WHICH TIES OUR PERFORMANCE TO THE ENVIRONMENTAL, BUSINESS, ECONOMIC AND REGULATORY CONDITIONS OF THESE REGIONS.

      During 2005, approximately 83% of our written premiums were in the states of Oklahoma and Texas. Unusually severe storms or other natural or man-made disasters that destroy property in these states could adversely affect our operations. Our revenues and profitability are also subject to prevailing economic and regulatory conditions in these states. An economic downturn in these states could have a significant adverse impact on our business. The loss of a significant amount of premiums written in either of these states, whether due to regulatory changes, competitive changes, economic downturns in these states or other reasons, would reduce our revenues and could have a material adverse effect on our results of operations, liquidity and/or financial condition.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

      We compete with local, regional and national insurance companies in our selected lines of business. Many of these companies are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than we do. In addition, we face competition within each insurance agency that sells our insurance because we sell through independent agencies that represent more than one insurance company.

      The property and casualty insurance industry is highly competitive on the basis of product, price and service. If our competitors offer products with more coverage, or price their products more aggressively, our ability to grow or renew our business may be adversely impacted. The inability to compete effectively could materially reduce our customer base and revenues, and could adversely affect our results of operations, liquidity and financial condition.

WE ARE AN INSURANCE HOLDING COMPANY WITH NO DIRECT OPERATIONS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MEET OUR DEBT OBLIGATIONS.

      As a holding company with no business operations of its own, we receive cash principally through borrowings, subsidiary dividends and other payments from our subsidiaries and parent company to pay interest on and repay the principal of our debt. Statutes and regulations governing NAICO and other insurance companies domiciled in Oklahoma regulate the payment of shareholder dividends and other payments from NAICO to Chandler USA. To the extent that these restrictions limit NAICO's ability to pay dividends or other payments to us, our ability to satisfy our obligations may also be limited.

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

WE ARE HEAVILY REGULATED IN THE STATES IN WHICH WE OPERATE.

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

      This extensive regulation of our business may affect the cost or demand for our products and may limit our ability to obtain rate increases or to take other actions that we might desire to increase our profitability. In addition, we may be unable to maintain all required approvals or comply fully with the wide variety of applicable laws and regulations, or the relevant authority's interpretation of such laws and regulations.

LITIGATION AND LEGAL PROCEEDINGS AGAINST US COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND/OR FINANCIAL CONDITION.

      Like other insurance companies, we are involved in lawsuits and legal proceedings in the normal course of our business, some of which involve claims for substantial amounts and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices.

ASSESSMENTS FOR GUARANTY FUNDS AND OTHER MANDATORY POOLING ARRANGEMENTS MAY REDUCE OUR PROFITABILITY.

      Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. These obligations are funded by assessments that are expected to continue in the future as a result of insolvencies. In addition, as a condition to the ability to conduct business in some states, insurance companies are required to participate in mandatory workers compensation shared market mechanisms or pooling arrangements, which provide workers compensation insurance coverage from private insurers. The effect of these assessments and mandatory shared market mechanism or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

WE DEPEND ON KEY PERSONNEL.

      We believe that our future success will depend to a significant extent on our ability to attract and retain key employees, in particular our senior officers, and key management, information systems, underwriting, claims and corporate personnel.

MANAGING TECHNOLOGY INITIATIVES AND MEETING NEW DATA SECURITY REQUIREMENTS PRESENT SIGNIFICANT CHALLENGES.

      While technological developments can streamline many business processes and ultimately reduce the cost of operations, technology initiatives can present short term cost and implementation risks. Data security is subject to increasing regulation. We face rising costs and competing time constraints in meeting compliance requirements of new and proposed regulations. The expanding volume and sophistication of computer viruses, hackers and other external hazards may increase the vulnerability of our data systems to security breaches. These increased risks and expanding regulatory requirements expose us to potential data loss and damages and significant increases in compliance costs.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2.  PROPERTIES

      Chandler USA and its subsidiaries own and occupy four office buildings with approximately 127,000 square feet of usable space in Chandler, Oklahoma. Chandler USA believes such space is sufficient for its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

      See Note 10 to Consolidated Financial Statements for a discussion of litigation matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      All of the common stock of Chandler USA, its sole class of common equity on the date hereof, is owned by Chandler Insurance. Chandler USA has never paid cash dividends on its common shares.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data has been derived from the consolidated financial statements of Chandler USA and its subsidiaries, which appear in Item 15(a). The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 2001, 2002, 2003, 2004 and 2005 and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 have been audited by Tullius Taylor Sartain & Sartain LLP, independent auditors, whose independent auditors' report expresses an unqualified opinion. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of Chandler USA and the notes thereto appearing in Item 15(a). Amounts for 2001 and 2002 have been restated to reflect the results of LaGere & Walkingstick Insurance Agency, Inc. ("L&W") as a discontinued operation.


                                                                  YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------
                                                       2001      2002      2003      2004      2005
                                                     --------- --------- --------- --------- ---------
                                                                    (Dollars in thousands)
OPERATING DATA (1)
Revenues
 Direct premiums written and assumed ............... $158,964  $140,162  $118,444  $121,651  $120,344
                                                     ========= ========= ========= ========= =========
 Net premiums earned ............................... $ 69,985  $ 66,957  $ 56,583  $ 64,042  $ 66,060
 Investment income, net ............................    3,632     2,540     2,148     3,186     2,798
 Interest income, net from related parties .........      371       380       412       491       670
 Realized investment gains, net ....................    2,654       794     2,351       652       383
 Other income (2) ..................................      101       261     5,077       640       251
                                                     --------- --------- --------- --------- ---------
Total revenues .....................................   76,743    70,932    66,571    69,011    70,162
                                                     --------- --------- --------- --------- ---------
Operating expenses
 Losses and loss adjustment expenses ...............   52,550    50,712    37,200    53,781    37,324
 Policy acquisition costs ..........................   10,869    10,239    11,278    11,039    10,671
 General and administrative expenses ...............   11,549    12,473    13,486    12,380    12,749
 Interest expense ..................................    2,240     2,234     2,441     2,397     2,535
                                                     --------- --------- --------- --------- ---------
Total operating expenses ...........................   77,208    75,658    64,405    79,597    63,279
                                                     --------- --------- --------- --------- ---------
Income (loss) from continuing operations before
  income taxes .....................................     (465)   (4,726)    2,166   (10,586)    6,883
Federal income tax benefit (provision) .............      (16)    1,680      (192)    3,582    (2,450)
                                                     --------- --------- --------- --------- ---------
Income (loss) from continuing operations ...........     (481)   (3,046)    1,974    (7,004)    4,433

Income (loss) from discontinued operations .........     (622)      284         -         -         -
Gain on sale of subsidiary .........................        -       671         -         -         -
                                                     --------- --------- --------- --------- ---------
Net income (loss) .................................. $ (1,103) $ (2,091) $  1,974  $ (7,004) $  4,433
                                                     ========= ========= ========= ========= =========

Combined loss and underwriting expense ratio (3) ...      108%      110%      113%      118%       92%

BALANCE SHEET DATA
Cash and investments ............................... $ 73,378  $ 68,276  $ 69,198  $ 86,913  $ 86,316
Amounts due from related parties ...................    7,880    10,582     9,642    10,891     9,360
Total assets .......................................  234,809   229,855   218,213   237,297   245,059
Unpaid losses and loss adjustment expenses .........   84,756    92,606    87,768   108,233   109,541
Debentures .........................................   24,000    24,000     7,254     6,979     6,979
Junior subordinated debentures issued to affiliated
  trusts ...........................................        -         -    20,620    20,620    20,620
Total liabilities ..................................  191,067   186,855   174,374   201,105   205,373
Shareholder's equity ...............................   43,742    43,000    43,839    36,192    39,686

----------------------------------------------------

(1) In December 2002, Chandler USA completed the sale of a wholly owned subsidiary for $3.6 million. Chandler USA recorded an after-tax gain of $671,000 on the sale in 2002 based on the minimum purchase price for the transaction. Amounts for 2001 and 2002 have been restated to reflect the results of the subsidiary as a discontinued operation.

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

      Chandler USA is engaged in various property and casualty insurance operations through its wholly owned subsidiaries, NAICO and CIMI. NAICO writes various property and casualty insurance products through three separate marketing programs: standard property and casualty, political subdivisions and homeowners. The lines of insurance written by NAICO are commercial coverages consisting of workers compensation, automobile liability, other liability (including general liability, products liability and umbrella liability), automobile physical damage, property, surety and inland marine. Beginning in 2005, NAICO also writes homeowner and dwelling fire and allied lines policies in the state of Texas through a managing general agent. NAICO markets these products through a network of independent insurance agents. A portion of the insurance written by NAICO is reinsured by Chandler USA's parent Chandler Insurance. CIMI maintains certain wholesale operations related to NAICO's school districts and trucking insurance.

SUMMARY OF RESULTS

      For the year ended December 31, 2005, Chandler USA had a net income of $4.4 million compared to a net loss of $7.0 million for 2004 and net income of $2.0 million for 2003. Net income for 2003 included $3.1 million in gains on the purchase and cancellation of $16.7 million principal amount of Debentures, and $1.7 million for the amortization of the deferred gain on a sale and leaseback transaction. These transactions are discussed in more detail under "Other Income" and "Liquidity and Capital Resources." The net loss in 2004 is primarily due to the adverse loss development experienced by Chandler USA. See "Losses and Loss Adjustment Expenses."

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

      Estimating the ultimate loss and loss adjustment expense liability is a complex and judgmental process inasmuch as the amounts are based on management's informed estimates, assumptions and judgments using data currently available. The assumptions used in establishing reserves are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed. Such changes in estimates may be material. If the ultimate losses prove to differ substantially from the amounts previously recorded, the related adjustments could have a material adverse effect on Chandler USA's financial condition, results of operations and liquidity.

      NAICO's loss reserves consist of case reserves and reserves for incurred but not reported ("IBNR") claims. Case reserves are established by claims personnel based on a review of the facts known at the time the claim is reported, and are subsequently revised as more information about a claim becomes known. IBNR is computed using various actuarial methods and techniques and includes reserves for losses that have occurred but for which claims have not yet been reported, including provision for expected future development on case reserves. As of December 31, 2005, NAICO's case reserves and IBNR for each line of business are shown in the following table.


                                          Gross reserves at December 31, 2005  Net Reserves at December 31, 2005
                                          -----------------------------------  ---------------------------------
                                             Case                    Total        Case                  Total
                                           reserves      IBNR      reserves     reserves     IBNR     reserves
                                          ----------- ----------- -----------  ---------- ---------- -----------
                                                     (In thousands)                     (In thousands)
 Other liability ........................ $   15,354  $   37,916  $   53,270   $   4,570  $  10,637  $   15,207
 Automobile liability ...................     11,433      16,338      27,771       7,872      9,315      17,187
 Workers compensation ...................     18,514      19,169      37,683       7,623      8,138      15,761
 Automobile physical damage .............        651           -         651         460          -         460
 Property ...............................      2,134         176       2,310         642        128         770
 Surety .................................    (12,281)        336     (11,945)     (8,503)        48      (8,455)
 Accident and health ....................       (443)          -        (443)       (443)         -        (443)
 Inland marine ..........................        244           -         244          62          -          62
                                          ----------- ----------- -----------  ---------- ---------- -----------
  Total reserves ........................ $   35,606  $   73,935  $  109,541   $  12,283  $  28,266  $   40,549
                                          =========== =========== ===========  ========== ========== ===========


      NAICO periodically reviews the reserve estimates relating to insurance business written or assumed by NAICO and the methods used to arrive at such reserve estimates. NAICO also retains independent professional actuaries who review such reserve estimates and methods. Methods used include the paid loss development method, incurred loss development method, Bornhuetter-Ferguson method and loss ratio method. Most methods assume that past patterns in the historical data will be repeated in the future, as long as there are no significant changes in pertinent variables. The methods chosen are those that are believed to produce the most reliable indication at that particular evaluation date. While each of the methods produce point estimates for each period analyzed, management's best estimate is usually comprised of a combination of methods due to differences in conditions during each period. The selected estimate may be one method, or a weighted average of several methods, or a judgmental selection if management determines it is appropriate. The ultimate point estimate selected by management represents the amount that management believes is the most likely amount that will ultimately be paid to settle the net reserves recorded at a particular point in time.

      Reserves for losses and loss adjustment expenses are developed using multiple estimation methods that result in various point estimates for each insurance program. The estimate recorded by management is a function of detailed analysis of the historical trends and development factors resulting from the different methods. As a result of the variety of factors that must be considered by management there is a significant risk that actual incurred losses will develop differently from these estimates.

      The process of selecting the point estimate from the set of possible outcomes produced by the various actuarial methods discussed above is based upon the judgment of management. In making its selection, management considers recent trends in claims frequency and severity and other factors including, but not limited to, large loss activity, large case reserve additions, historical loss information, per claim information, NAICO's loss retention, legislative enactments, judicial decisions, and trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. Significant changes in claims development patterns from historical claims development patterns may cause a significant variation between current reserve estimates and the actual future paid amounts. Assumptions used in establishing loss reserves are regularly reviewed and updated by management as new data becomes available. The changes in these estimates, resulting from the review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of operations for the period in which such estimates are changed. Such changes in estimates may be material. See Notes to Consolidated Financial Statements.

      The following table shows the recorded reserves and the high and low point estimates based on the results of the various actuarial methods described above as of December 31, 2005.


    Insurance program                             Low         High      Recorded
---------------------------------------------- ----------  ----------  ----------
                                                         (In thousands)
  Gross Reserves:
  ---------------
    Standard property and casualty ........... $  86,545   $ 130,134   $ 105,956
    Political subdivisions ...................     6,086       6,086       6,086
    Homeowners ...............................       683         683         683
    Surety bonds .............................   (11,960)    (11,960)    (11,960)
    Involuntary workers compensation  pools ..     6,228       6,228       6,228
    Other ....................................     2,548       2,548       2,548
                                               ----------  ----------  ----------
                                               $  90,130   $ 133,719   $ 109,541
                                               ==========  ==========  ==========
  Net Reserves:
  -------------
    Standard property and casualty ........... $  30,367   $  53,307   $  36,816
    Political subdivisions ...................     2,513       3,399       2,837
    Homeowners ...............................       512         512         512
    Surety bonds .............................    (8,453)     (5,954)     (8,470)
    Involuntary workers compensation  pools ..     6,228       6,228       6,228
    Other ....................................     2,626       2,626       2,626
                                               ----------  ----------  ----------
                                               $  33,793   $  60,118   $  40,549
                                               ==========  ==========  ==========


      For the workers compensation portion of the standard property and casualty program, NAICO's actuaries selected the results of the incurred loss development method for the 2002 and prior accident years. The 2003 and 2004 accident years were based on the loss ratios that resulted from using the incurred loss development method before the application of certain quota share reinsurance. The 2005 accident year selection was based on a judgmentally selected loss ratio. For the casualty portion of this program, the actuaries used an average of the incurred loss development method and the corresponding selections from the prior quarter for all accident years prior to 2003. The 2003, 2004 and 2005 accident year selections were based on judgmentally selected loss ratios. The estimation methods chosen are those that are believed to produce the most reliable indication at that particular evaluation date for the losses being evaluated. The point estimates for the political subdivisions, homeowners and surety bond programs are less volatile as portions of these programs are in a run-off mode and can be estimated with more certainty. Surety bond reserves are actually a net receivable due to anticipated subrogation recoveries. Certain involuntary pools provided their own estimates and NAICO records these estimates plus an accrual to account for the lag time in reporting to NAICO. Changes in actuarial methods were made in the 2005 loss reserve analysis for the standard property and casualty program. In the 2004 loss reserve analysis, additional weight was given to paid loss indications for certain accident year selections for this program. The 2005 loss reserve analysis used only the incurred loss development method, adjusted as described above, with judgmentally selected loss ratios for the more recent accident years.

      The loss settlement period on insurance claims for property damage is relatively short. The more severe losses for bodily injury, workers compensation and other liability claims have a much longer loss settlement period and may be paid out over several years. It is often necessary to adjust estimates of liability on a loss either upward or downward between the time a claim arises and the time of payment. Workers compensation indemnity benefit reserves are determined based on statutory benefits prescribed by state law and are estimated based on the same factors generally discussed above which may include, where state law permits, inflation adjustments for rising benefits over time. Generally, the more costly automobile liability claims involve one or more severe bodily injuries or deaths. Other liability claims include coverages protecting the insured against legal liability resulting from negligence, carelessness, or a failure to act causing property damage or personal injury to others. The estimation of loss reserves for other liability claims is affected by the timing of claims reporting, the applicable statute of limitations, the litigious climate and magnitude of jury awards, the unpredictability of judicial decisions regarding coverage issues and outside counsel costs. The ultimate cost of these types of claims is dependent on various factors including the relative liability of the parties involved, the number and severity of injuries and the legal jurisdiction where the incident occurred.

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

      Management believes that its unpaid losses and related reinsurance recoverables are fairly stated as of December 31, 2005. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management's informed estimates, assumptions and judgments using data currently available.

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

      At December 31, 2005, Chandler USA had a net operating loss carryforward available for U.S. Federal income taxes of $5.7 million which begins to expire in 2023. Chandler USA has concluded that the deferred tax asset including the federal net operating loss carryforwards is more likely than not to be realized. Chandler USA anticipates that its future U.S. consolidated income will be sufficient to utilize the federal net operating losses within the required time. Chandler USA will continue to evaluate income generated in future periods in determining the reasonableness of its position. If Chandler USA determines that future income is insufficient to cause the realization of the federal net operating losses within the required time, a valuation allowance will be established.

      In addition, Chandler USA, at December 31, 2005, had net operating loss carryforwards available for Oklahoma state income taxes totaling approximately $54.2 million which expire in the years 2006 through 2025. At December 31, 2005, Chandler USA also had a capital loss carryforward for U.S. Federal income taxes of $3.1 million which expires in 2007. A valuation allowance has been provided for the tax effect of the state net operating loss and the net capital loss carryforwards since realization of such amounts is not considered more likely than not.

OTHER

      See Note 1 to Consolidated Financial Statements for information related to other accounting and reporting policies.

ECONOMIC CONDITIONS

      The impact of a recession on Chandler USA would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the Southwest and Midwest areas of the United States. Approximately $100.1 million, or 83%, of NAICO's direct written and assumed premiums in 2005 were in the states of Oklahoma and Texas. An economic downturn in these states could have a significant adverse impact on Chandler USA. A recession might also cause defaults on fixed-income securities or a decrease in the value of the equity mutual funds owned by NAICO. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

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

      An insurance company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results have improved. The pricing environment during 2005 experienced downward pressure, particularly for larger accounts. NAICO has been able to increase its pricing for most coverages from 2001 through 2005. However, NAICO continues to experience competition in all of its programs. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

ANALYSIS OF INSURANCE PROGRAM RESULTS OF OPERATIONS

      The following tables summarize the net premiums earned and loss ratios (computed by dividing losses and loss adjustment expenses by net premiums earned) in each of the years presented. The "loss ratio" is based on losses recorded during the calendar year presented regardless of the accident year in which the claim occurred. The first table is summarized by major insurance program and includes all lines of insurance written in each program. The second table is summarized by line of insurance written and includes all net premiums earned and net losses and loss adjustment expenses incurred from all insurance programs for that particular line. See "Premiums Earned" and "Losses and Loss Adjustment Expenses."


                                                  YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                                2003       2004       2005
                                             ---------- ---------- ----------
                                                  (Dollars in thousands)
INSURANCE PROGRAMS
--------------------------------------------
STANDARD PROPERTY AND CASUALTY
 Net premiums earned ....................... $  45,521  $  54,278  $  54,979
 Loss ratio ................................      65.1%      79.0%      61.0%
POLITICAL SUBDIVISIONS
 Net premiums earned ....................... $   8,093  $   7,269  $   6,690
 Loss ratio ................................      70.7%      98.0%      61.2%
HOMEOWNERS
 Net premiums earned ....................... $       -  $       -  $   3,321
 Loss ratio ................................         -%         -%      39.3%
SURETY BONDS
 Net premiums earned ....................... $   2,724  $   1,993  $     669
 Loss ratio ................................      33.5%     134.4%   (254.7)%
OTHER (1)
 Net premiums earned ....................... $     245  $     502  $    401
 Loss ratio ................................     374.0%     215.3%     29.7%
TOTAL
 Net premiums earned ....................... $  56,583  $  64,042  $ 66,060
 Loss ratio ................................      65.7%      84.0%     56.5%

----------------------------

(1) This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.


                                                  YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                                2003       2004       2005
                                             ---------- ---------- ----------
                                                  (Dollars in thousands)
LINES OF INSURANCE
--------------------------------------------

AUTOMOBILE LIABILITY
 Net premiums earned ....................... $  15,624  $  17,742  $  19,126
 Loss ratio ................................      49.4%      61.2%      81.8%
OTHER LIABILITY
 Net premiums earned ....................... $  12,870  $  18,044   $ 18,052
 Loss ratio ................................      94.0%     120.9%      47.6%
WORKERS COMPENSATION
 Net premiums earned ....................... $  16,378  $  17,371   $ 16,475
 Loss ratio ................................      71.8%      85.5%      52.7%
AUTOMOBILE PHYSICAL DAMAGE
 Net premiums earned ....................... $   5,508  $   5,933   $  5,807
 Loss ratio ................................      36.0%      42.9%      56.3%
PROPERTY
 Net premiums earned ....................... $   3,072  $   2,611   $  5,594
 Loss ratio ................................      73.7%      46.8%      41.5%
SURETY
 Net premiums earned ....................... $   2,723  $   1,993   $    669
 Loss ratio ................................      33.5%     134.4%   (254.7)%
INLAND MARINE
 Net premiums earned ....................... $     408  $     348   $    337
 Loss ratio ................................      54.1%      29.5%     162.0%
TOTAL
 Net premiums earned ....................... $  56,583  $  64,042  $  66,060
 Loss ratio ................................      65.7%      84.0%      56.5%


PREMIUMS EARNED

      The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance for each year presented:


                                       GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                     --------------------------   --------------------------
       INSURANCE PROGRAMS              2003     2004     2005       2003     2004     2005
-----------------------------------  -------- -------- --------   -------- -------- --------
                                                       (In thousands)
Standard property and casualty ....  $ 93,193 $ 92,894 $ 92,224   $ 45,521 $ 54,278 $ 54,979
Political subdivisions ............    28,926   21,679   18,630      8,093    7,269    6,690
Homeowners ........................         -        -    4,229          -        -    3,321
Surety bonds ......................     3,908    2,788      930      2,724    1,993      669
Other .............................       252      507      406        245      502      401
                                     -------- -------- --------   -------- -------- --------
TOTAL .............................  $126,279 $117,868 $116,419   $ 56,583 $ 64,042 $ 66,060
                                     ======== ======== ========   ======== ======== ========


                                       GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                     --------------------------   --------------------------
        LINES OF INSURANCE             2003     2004     2005       2003     2004     2005
-----------------------------------  -------- -------- --------   -------- -------- --------
                                                       (In thousands)
Other liability ...................  $ 34,715 $ 35,438 $ 33,944   $ 12,870 $ 18,044 $ 18,052
Automobile liability ..............    27,538   26,660   28,031     15,624   17,742   19,126
Workers compensation ..............    29,821   26,995   25,769     16,378   17,371   16,475
Automobile physical damage ........     9,146    9,154    8,914      5,508    5,933    5,807
Property ..........................    19,359   15,130   17,102      3,072    2,611    5,594
Surety ............................     3,908    2,788      930      2,723    1,993      669
Inland marine .....................     1,792    1,703    1,729        408      348      337
                                     -------- -------- --------   -------- -------- --------
TOTAL .............................  $126,279 $117,868 $116,419   $ 56,583 $ 64,042 $ 66,060
                                     ======== ======== ========   ======== ======== ========

      Gross premiums earned decreased 7% and 1% in 2004 and 2005, respectively. These decreases were primarily the result of NAICO's continued efforts to improve underwriting profitability and increased competition within the Oklahoma school districts portion of the political subdivisions program. In 2005, the gross earned premium from the new homeowners program offset the decreases in gross earned premiums in the political subdivision and surety bond programs. Gross premiums earned in Texas decreased 3% and 4% in 2004 and 2005, respectively, and gross premiums earned in Oklahoma decreased 8% and 4% in 2004 and 2005. Net premiums earned increased 13% and 3% in 2004 and 2005, respectively. The increase in 2004 was due primarily to changes in NAICO's reinsurance programs for certain excess of loss and quota share reinsurance. Effective January 1, 2004, NAICO discontinued a quota share reinsurance arrangement that covered casualty, workers compensation and physical damage risks produced by certain agents. Effective, April 1, 2004, NAICO increased its net retention to include 56% of the layer covering $500,000 excess of $500,000 of loss per occurrence for its casualty and workers compensation risks, and effective July 1, 2004, NAICO increased its net retention to include 70% of this layer. During 2005, the only significant change in NAICO's reinsurance retention was that effective July 1, 2005, NAICO increased its net retention for the casualty reinsurance program to include 70% of each loss occurrence up to $2 million. These changes increased NAICO's net retention for these lines of business and also increased net premiums earned. The new homeowners program also contributed to the increase in net premiums earned in 2005.

      Gross premiums earned in the standard property and casualty program decreased less than 1% in 2004 and 2005. Gross premiums earned in Texas decreased $685,000 and $4.9 million in 2004 and 2005, respectively, and gross premiums earned in Oklahoma increased $1.7 million and $906,000 in 2004 and 2005. NAICO offset the decrease in Texas by expanding its standard property and casualty program in several midwestern states, including New Mexico and Colorado. NAICO has also increased premiums from trucking accounts in 2004 and 2005. Gross premiums earned from trucking accounts increased $4.9 million and $6.4 million in 2004 and 2005, respectively, while net premiums earned increased $2.8 million and $3.3 million in these periods. Net premiums earned increased 19% and 1% in 2004 and 2005, respectively. The increases are primarily due to reinsurance changes described above.

      Gross premiums earned in the political subdivisions program decreased 25% and 14% in 2004 and 2005, respectively. The decrease in gross premiums earned is due primarily to increased competition related to Oklahoma school districts. Net premiums earned decreased 10% and 8% in 2004 and 2005, respectively. The decrease in 2004 and 2005 was due to a decrease in gross premiums earned and was partially offset by the reinsurance changes described above.

      In the second quarter of 2005, NAICO began writing homeowner and dwelling policies in the state of Texas through a managing general agent. Gross and net earned premiums for 2005 were $4.2 million and $3.3 million, respectively. NAICO is currently reviewing this program and may modify or discontinue this program during 2006.

      Gross premiums earned in the surety bond program decreased 29% and 67% in 2004 and 2005, respectively. Net premiums earned decreased 27% and 66% in 2004 and 2005, respectively. NAICO is no longer actively marketing surety business, and expects premium volume to continue to decline.

      Other programs in the preceding table include premiums from the runoff of various programs which are no longer offered by NAICO and NAICO's participation in various mandatory pools covering workers compensation for insureds that were unable to purchase this coverage from an insurance company on a voluntary basis.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

      At December 31, 2005, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds and mutual funds that invest in equity securities, with approximately 6% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

      Net investment income, excluding interest income from related parties, increased 48% in 2004 and decreased 12% in 2005. The increase in 2004 was due primarily to NAICO receiving $577,000 in interest from an arbitration award in addition to an increase in fixed maturity investments during the year. The interest received from the arbitration award in 2004 attributed to the decrease in 2005. Excluding the arbitration interest, Chandler USA's net investment
income increased 7% in 2005.   Interest income from related parties was
$412,000, $491,000 and $670,000 during 2003, 2004 and 2005, respectively.  The increase in 2004 was due primarily to an increase in the amount loaned to Chandler Insurance. The 2005 increase was due primarily to higher interest rates. See Liquidity and Capital Resources.

      Net realized investment gains were $2,351,000, $652,000 and $383,000 in 2003, 2004 and 2005, respectively. Realized investment gains in 2003 included a gain of $1.7 million from the sale of 19,371 shares of common stock of Insurance Services Office, Inc. ("ISO"). NAICO received these shares in 1997 as a result of ISO converting to a for-profit corporation.

      The average net yield on the fixed maturity portfolio, including net realized investment gains, was 6.7%, 4.0% and 3.4% in 2003, 2004 and 2005, respectively. The average net yield on the fixed maturity portfolio, excluding net realized investment gains, was 3.2% for 2003 and 2004 and 3.4% for 2005. Chandler USA excludes interest income from related parties when calculating its average net yield on the portfolio. Chandler USA's average net yield has been reduced by investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduce Chandler USA's average net yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans. Based on information provided by the premium finance company, the outstanding balance of premiums financed at December 31, 2005 was approximately $10.5 million. The average yield on the fixed maturity portfolio before deducting investment expenses was 3.6% in 2003 and 2004 and 3.8% in 2005, excluding net realized capital gains.

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

      The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 65.7%, 84.0% and 56.5% in 2003, 2004 and 2005, respectively. Weather-related losses (net of applicable reinsurance) from wind and hail were $1.9 million, $761,000 and $475,000 in 2003, 2004 and 2005, respectively, and increased the respective loss ratios by 3.4, 1.2 and 0.7 percentage points. NAICO did not experience any losses related to Hurricane Katrina, but did experience approximately $315,000 in net incurred losses from Hurricane Rita.

      NAICO has experienced a significant amount of incurred losses related to prior accident years during the 2001- 2005 calendar years. The loss development occurred primarily in the 1997-2001 accident years. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. The development was primarily a function of more adverse frequency and severity patterns than previously anticipated. Since such development patterns were not present in the loss history available at the time the earlier estimates were prepared, they could therefore not be anticipated. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

      The following table sets forth the loss development by line of business during each of the calendar years shown.

                                                          Calendar years
                                                 --------------------------------
                                                    2003       2004       2005
                                                 ---------- ---------- ----------
                                                          (In thousands)
          Other liability ...................... $   5,546  $  15,537  $   1,330
          Automobile liability .................       (56)     1,082      4,562
          Workers compensation .................     4,183      7,580      1,387
          Automobile physical damage ...........       180        194        255
          Property .............................       547        275        325
          Surety ...............................       357      1,936     (1,844)
          Accident and health ..................       240       (286)       (26)
          Inland marine ........................        95         27        350
                                                 ---------- ---------- ----------
                                                 $  11,092  $  26,345  $   6,339
                                                 ========== ========== ==========

      In 2003 and 2004, the majority of the adverse loss development was in the other liability and workers compensation lines of business. Other liability claims may not be reported for several years after the occurrence of a loss and may not be settled for several years once reported. Workers compensation claims may be paid out over several years. In 2005, the majority of the adverse loss development was in the automobile liability line of business, as reserves were strengthened in the 1999-2004 accident years for this line of business. A portion of this adverse development was offset by favorable development in the surety line of business that resulted from an increase in estimated recoveries primarily in the 1994 and 2001 accident years. The 1997-2001 accident years have clearly been the problematic years where the loss development was so significant. During those years, NAICO's premium volume grew from $123 million in 1997 to $197 million in 2000, before dropping to $159 million in 2001. Much of that growth was attributable to the planned expansion of NAICO's Texas business. This growth occurred at a time when premium rates were very soft. The expansion into Texas began in the last half of 1996.
NAICO had written business in Texas for many years with reasonably good experience. Based on this experience, management believed the economic and tort climates were similar to Oklahoma. This did not turn out as expected, especially in regards to business in south and east Texas. Because this expansion was primarily a casualty driven book of business, it took several years to realize that claims in many areas of Texas were more severe and emerged differently than Oklahoma claims. As the historical loss data picked up the development of these claims, the projections of ultimate losses became more accurate.

      The following table sets forth the net reserves at the beginning of each accident year, the loss development incurred during each calendar year, and the re-estimated net reserves as of the beginning of each calendar year.

                                                                            Accident years
                                 --------------------------------------------------------------------------------------------------
                                  Prior to
                                    1997      1997      1998      1999      2000      2001      2002      2003     2004     Total
                                 --------- --------- --------- --------- --------- --------- --------- --------- -------- ---------
                                                                          (In thousands)

Reserves at beginning of 2003 .. $ 3,966   $   (720) $    370  $  1,947  $  2,531  $  3,413  $ 21,684  $      -  $     -  $ 33,191
Development during 2003 ........     533        346     1,878     3,261     6,034     7,255    (8,215)        -        -    11,092
                                 --------- --------- --------- --------- --------- --------- --------- --------- -------- ---------
Re-estimated reserves at
 beginning of 2003 ............. $ 4,499   $   (374) $  2,248  $  5,208  $  8,565  $ 10,668  $ 13,469  $      -  $     -  $ 44,283
                                 ========= ========= ========= ========= ========= ========= ========= ========= ======== =========

Reserves at beginning of 2004 .. $ 3,383   $ (1,266) $    146  $    481  $  1,879  $  2,651  $  6,554  $ 15,515  $     -  $ 29,343
Development during 2004 ........   2,365      1,615       956     2,909     6,186     7,674     4,071       569        -    26,345
                                 --------- --------- --------- --------- --------- --------- --------- --------- -------- ---------
Re-estimated reserves at
 beginning of 2004 ............. $ 5,748   $    349  $  1,102  $  3,390  $  8,065  $ 10,325  $ 10,625  $ 16,084  $     -  $ 55,688
                                 ========= ========= ========= ========= ========= ========= ========= ========= ======== =========

Reserves at beginning of 2005 .. $ 4,301   $   (107) $    385  $    610  $  3,695  $  3,242  $  6,524  $  8,833  $17,212  $ 44,695
Development during 2005 ........    (913)       559        71       664     1,582       (50)    1,992     1,777      657     6,339
                                 --------- --------- --------- --------- --------- --------- --------- --------- -------- ---------
Re-estimated reserves at
 beginning of 2005 ............. $ 3,388   $    452  $    456  $  1,274  $  5,277  $  3,192  $  8,516  $ 10,610  $ 17,869 $ 51,034
                                 ========= ========= ========= ========= ========= ========= ========= ========= ======== =========


      During 2003, NAICO experienced adverse loss development totaling $11.1 million primarily in the standard property and casualty program. This adverse development was due primarily to an increase in losses in the workers compensation and other liability lines of business in the 1998-2001 accident years. Adverse loss development for workers compensation was $4.2 million and adverse loss development for other liability was $5.5 million. A reduction in losses for the 2002 accident year partially offset this adverse development. This reduction was based on more favorable development patterns in the standard property and casualty program including the workers compensation, other liability and automobile liability lines of business. However, the patterns experienced during 2003 worsened during 2004 and approximately half of this reserve reduction had to be added back to the 2002 accident year. The adverse loss development included approximately $1.3 million for provisions for potentially uncollectible reinsurance and deductibles relating primarily to the workers compensation line of business.

      During 2004, NAICO experienced adverse loss development totaling $26.3 million primarily in the standard property and casualty and political subdivisions programs. This adverse development was due primarily to continued increases in losses in the workers compensation and other liability lines of business in the 1997-2002 accident years. Adverse loss development for other liability was $15.5 million. Adverse loss development for workers compensation, surety bonds and automobile liability were $7.6 million, $1.9 million and $1.1 million, respectively. As discussed previously, the adverse development in the 2002 accident year partially offset the reduction in losses for this accident year that was recorded during 2003. Involuntary workers compensation pools experienced $803,000 in adverse loss development, with $703,000 of this in 1996 and prior accident years. NAICO records losses based on information obtained from the pools plus an accrual for the lag time in reporting. The adverse loss development included approximately $409,000 for provisions for potentially uncollectible reinsurance and deductibles. Reserves for unpaid losses and loss adjustment expenses, net of related reinsurance recoverables, were $44.7 million at December 31, 2004 compared to $29.3 million at December 31, 2003, an increase of $15.4 million or 52%.

      During 2005, NAICO experienced adverse loss development totaling $6.3 million primarily in the standard property and casualty and political subdivisions programs. A portion of the adverse development was offset by favorable development of $1.8 million in the surety bond program, primarily in accident years 1994 and 2001 that resulted from the estimated recoveries discussed previously. The adverse development was due primarily to an increase in losses in the workers compensation, other liability and automobile liability lines of business in the 2000, 2002 and 2003 accident years. The adverse loss development included approximately $108,000 for provisions for potentially uncollectible reinsurance.

      In the last five years, management has undertaken several initiatives to improve the quality and profitability of business. These initiatives included significant rate increases, changes in coverage forms that limit or eliminate coverage, reduction or elimination of classes of business that have not been profitable, reduction or elimination of business in geographic areas that have not been profitable and increased emphasis on risk selection. Management has also improved case reserving which improves the overall reserving accuracy and also leads to better underwriting decisions.

      Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. During 2003, 2004 and 2005, NAICO incurred charges of $604,000, $282,000 and $108,000, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

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

      The following table sets forth Chandler USA's policy acquisition costs for each of the three years ended December 31, 2003, 2004 and 2005:

                                                  YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                                2003       2004       2005
                                             ---------- ---------- ----------
                                                      (In thousands)
Commissions expense ........................ $  17,644  $  16,078  $  17,186
Other premium related assessments ..........     1,159      1,137        960
Premium taxes ..............................     2,446      2,562      2,205
Excise taxes ...............................       260        301        272
Dividends to policyholders .................       (52)         -          -
Other expense ..............................       598        458        723
                                             ---------- ---------- ----------
Total direct expenses ......................    22,055     20,536     21,346

Indirect underwriting expenses .............     7,675      7,463      6,384
Commissions received from reinsurers .......   (18,643)   (17,068)   (15,891)
Adjustment for deferred acquisition costs ..       191        108     (1,168)
                                             ---------- ---------- ----------
Net policy acquisition costs ............... $  11,278  $  11,039  $  10,671
                                             ========== ========== ==========

      Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 25.1%, 23.0% and 23.0% in 2003, 2004 and 2005, respectively. For these periods, commission expense as a percentage of gross written and assumed premiums was 14.9%, 13.2% and 14.3%. The decrease in 2004 in commission expense was primarily due to a decrease in contingent commissions to agents that resulted from higher loss ratios than had been projected for these agents. The increase in 2005 in commission expense was due primarily to the new homeowners program that began during 2005. This new program has a higher average commission rate than most of the other programs due to the use of a managing general agent who performs certain underwriting, claims and administrative functions.

      Indirect underwriting expenses were 6.5%, 6.1% and 5.3% of total direct written and assumed premiums in 2003, 2004 and 2005, respectively. The decrease in 2005 was due primarily to a reduction in employee related expenses. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percentage of ceded reinsurance premiums were 28.0%, 33.3% and 31.6% in 2003, 2004 and 2005, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses were 10.7%, 10.5% and 11.0% of gross premiums earned in 2003, 2004 and 2005, respectively. General and administrative expenses decreased $1.1 million in 2004 due primarily to a reduction in employee related expenses and to a recovery of certain litigation expenses of $359,000. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors, including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's revenues.

INTEREST EXPENSE

      Interest expense decreased 2% in 2004 and increased 6% in 2005. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The increase in 2005 was due primarily to the increase in interest rates during 2005, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

FEDERAL INCOME TAXES

      Chandler USA's federal income tax benefit (provision) as a percentage of income (loss) before income taxes was 8.9%, 33.8% and 35.6% for 2003, 2004 and 2005, respectively. The low percentage in 2003 was primarily due to offsetting taxable realized gains of $2.4 million against Chandler USA's capital loss carryforward which is fully reserved due to its realization not being considered more likely than not.

      At December 31, 2005, Chandler USA had a net deferred tax asset of $5.6 million including $1.9 million related to federal net operating loss carryforwards which begin to expire in 2023. Chandler USA believes it is more likely than not that the deferred income tax asset including the federal net operating loss carryforwards will be realized through future earnings. As a result, a valuation allowance has not been recorded. Chandler USA used the same assumptions as in internal financial projections to estimate future taxable income. If Chandler USA's results are not as profitable as anticipated, a valuation allowance may have to be established for the federal net operating loss carryforwards and the other remaining deferred tax assets.

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

      As of December 31, 2005, NAICO had statutory earned surplus of $9.6 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2006 without the approval of the Oklahoma Department of Insurance is $5.7 million. NAICO paid shareholder dividends to Chandler USA totaling $3.4 million in June of 2004.

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

      NAICO maintains a liquid operating position and follows investment guidelines that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet obligations and keeping a sufficient margin of capital and surplus to ensure unimpaired ability to write insurance. As of December 31, 2005, all of NAICO's fixed-maturity investments were rated Aa3 or A+ or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively.

      NAICO purchases investments to support its investment strategies which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and its mix of business. As of December 31, 2005 all of the investments of NAICO were in fixed-maturity investments, mutual funds that invest in equity securities, interest-bearing money market accounts, collateralized repurchase agreements and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. At the time of purchase, investments in debt securities that NAICO has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. NAICO has not classified any investments as trading account assets. Debt securities not classified as held to maturity or trading and equity securities are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of deferred income tax as a separate component of other comprehensive income until realized.

      Chandler USA used $6.0 million in cash from operations during 2003, provided $20.2 million in cash from operations in 2004 and used $131,000 in cash from operations in 2005. Cash flow from operations was negatively impacted during 2003 due to the decline in written premiums during this year since claim payments for any given year will include payments for claims on insurance policies written in prior years. The cash used by operations was largely funded from sales and maturities of investments and certain financing activities described below. The cash provided by operations in 2004 was due primarily to the decrease in reinsurance purchased in 2004 which resulted in an increase in net premiums written of $18.6 million. Cash flow from operations is positively impacted during times when net premiums written increase since a substantial portion of the claim payments for any given year will be made in future years. The cash provided by operations was used primarily to fund purchases of investments and loans to related parties. During 2005, net premiums written decreased slightly which attributed to Chandler USA using only $131,000 in cash from operations. In 2005, the increase in premium receivables and reinsurance recoverables on unpaid losses were offset by Chandler USA's net income and an increase in unearned premium.

      Cash flows from investing activities during 2003 and 2004 were primarily the result of normal purchases and sales of investment securities. During 2004, NAICO purchased $8.1 million of mutual funds that invest in equity securities. Net realized investment gains before income taxes were $2,351,000, $652,000 and $383,000 during 2003, 2004 and 2005, respectively, from the sale of investments. NAICO received proceeds of $24.5 million, $23.8 million and $2.5 million during 2003, 2004 and 2005, respectively, from the sale of available for sale securities prior to their maturity. The proceeds and related net realized investment gains in 2003 provided cash for operating activities due to the decrease in written premiums. During 2003, 2004 and 2005, the market value of NAICO's available for sale fixed-income investments decreased by $500,000, $581,000 and $1.6 million, respectively, due primarily to changes in interest rates experienced during this time. The average maturity of NAICO's fixed maturity investments was 4.9 years and 4.0 years at December 31, 2004 and 2005, respectively.

      Cash flows from financing activities during 2003 included $19.3 million in proceeds from the issuance of junior subordinated debentures net of related issuance costs and purchase of common securities of related trusts, less $12.8 million for payments to purchase $16.7 million principal amount of Chandler USA's Debentures. See Note 5 to Consolidated Financial Statements.

      NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. At December 31, 2005, the total amount of cash and investments restricted as a result of these arrangements was $7.8 million. In addition, NAICO deposited $3.7 million into a trust account during 2005 as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer.

      Chandler USA and Chandler Insurance are parties to an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2004 and 2005, Chandler USA had a receivable of $10.9 million and $9.4 million, respectively, under the Credit Agreement, and Chandler USA earned $412,000, $439,000 and $614,000 in interest income under the Credit Agreement during 2003, 2004 and 2005, respectively.

      During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term.
During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest, which was 8.25% at December 31, 2005, on the unpaid lease balance which is a floating interest rate of 1% over JP Morgan Chase Bank prime. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.9 million. See Note 11 to Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

      The following table provides the future payments due by period under contractual obligations as of December 31, 2005, aggregated by type of obligation:


                                     LESS THAN      1-3        3-5     MORE THAN
                                      ONE YEAR     YEARS      YEARS     5 YEARS     TOTAL
                                     ----------  ---------  ---------  ---------  ----------
                                                         (In thousands)
Unpaid losses and loss adjustment
 expenses (1) ...................... $  49,522   $ 46,319   $ 10,310   $  3,390   $ 109,541
Future minimum rental payments
 under operating leases ............       623        152          -          -         775
Guaranteed residual value of
 operating lease (2) ...............         -      1,921          -          -       1,921
Capital leases .....................        61         88         46          -         195
Debentures .........................         -          -          -      6,979       6,979
Junior subordinated debentures
 issued to affiliated trusts .......         -          -          -     20,620      20,620
                                     ----------  ---------  ---------  ---------  ----------
 Total ............................. $  50,206   $ 48,480   $ 10,356   $ 30,989   $ 140,031
                                     ==========  =========  =========  =========  ==========
---------------------------------

(1)  The amounts presented are estimates of the dollar amounts and time period in which NAICO expects to pay out its gross unpaid losses and loss adjustment expenses.  These amounts are based on historical payment patterns and do not represent actual contractual obligations.  The actual payment amount and the related timing of those amounts could differ significantly from these estimates.

(2)  This amount represents the specified maximum deficiency that Chandler USA could be required to make up under the sale and leaseback transaction discussed above.


LITIGATION

      Certain officers and directors of Chandler USA and Chandler Insurance were named as defendants in certain litigation involving CenTra, Inc. ("CenTra"). This litigation was concluded in 2002. As a result of various events in 1995, 1996 and 1997 related to the CenTra litigation, Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") and Chandler USA recorded estimated recoveries of costs from its Director and Officer Liability Insurance policy totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. Chandler Insurance assumed Chandler Barbados' remaining receivable in December 2003 under the reorganization of these companies. During June 2004, Chandler Insurance and Chandler USA received payment in the amount of $558,000 and $167,000, respectively, in exchange for releasing certain insurers with respect to policies covering periods from June 28, 1997 up to June 28, 2002. During the third quarter of 2004, Chandler Insurance and its subsidiaries settled the remaining litigation with the insurer for policy periods from June 28, 1992 to June 28, 1997. Based on the terms of the settlement, Chandler Insurance and Chandler USA recorded additional estimated recoveries of $1,204,000 and $359,000, respectively, during the third quarter of 2004. Chandler Insurance and Chandler USA received payment of $3,527,000 and $1,053,000, respectively, during December 2004 and received payment of the remaining settlement funds of $497,000 and $192,000 during the first quarter of 2005.

      Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. On March 15, 2004, an arbitration panel ordered Transamerica to pay the losses and loss adjustment expenses owed to NAICO in the amount of $1,607,704 plus interest at 6%, or approximately $577,000, plus $25,000 in costs. NAICO received payment for these amounts during 2004.

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

      As of December 31, 2005, substantially all of the investments of NAICO were in fixed-maturity investments (rated Aa3 or A+ or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), mutual funds that invest in equity securities, interest-bearing money market accounts and collateralized repurchase agreements. NAICO does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                              Estimated
                                                                           fair value after
                                                       Hypothetical          hypothetical
                                  Fair value at         change in              change in
                                   December 31,        interest rate         interest rate
                              ----------------------  (bp=basis points) ----------------------
                                 2004        2005                          2004        2005
                              ----------  ----------  ----------------- ----------  ----------
                              (Dollars in thousands)                    (Dollars in thousands)

Fixed-maturity investments... $  71,670   $  71,735   100 bp increase.. $  68,482   $  69,120
                                                      200 bp increase..    65,501      66,657
                                                      100 bp decrease..    75,083      74,516
                                                      200 bp decrease..    78,744      77,477


      The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2005 would reduce the estimated fair value of NAICO's fixed-maturity investments by approximately $5.1 million at that date.

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

      The table below summarizes NAICO's equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2004 and 2005. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.


                                                                               Estimated
                                                                            fair value after
                                   Fair value at                              hypothetical
                                    December 31,         Hypothetical       change in prices
                               ----------------------    price change    ----------------------
                                  2004        2005                          2004        2005
                               ----------  ----------  ----------------- ----------  ----------
                               (Dollars in thousands)                    (Dollars in thousands)

Equity securities ............  $  8,373   $   9,071    20% increase ...  $ 10,048    $ 10,885
                                                        20% decrease ...     6,698       7,257


      Chandler USA is obligated for $7.0 million principal amount of Debentures that have a maturity date of July 16, 2014. The Debentures have a fixed interest rate of 8.75%. At December 31, 2005, the fair value of Chandler USA's Debentures was estimated to be $6.1 million based on the latest reported trade. Chandler USA's Debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The Debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time.
Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate was 8.25% at December 31, 2005. At December 31, 2005, the fair value of Chandler USA's junior subordinated debentures was estimated to be $21.1 million.

      During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. The sale and leaseback transaction resulted in a deferred gain of $2.0 million which was amortized into income over the final year of the lease, resulting in other income of $1.7 million in 2003 and $368,000 in 2004. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest, which was 8.25% at December 31, 2005, on the unpaid lease balance which is a floating interest rate of 1% over JP Morgan Chase Bank prime. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.9 million.

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


NAME                    AGE  POSITION
----------------------  ---  ---------------------------------------------------------------

W. Brent LaGere         60   Chairman of the Board, Chief Executive Officer, Compensation
                               Committee Member and Director.

Mark T. Paden           49   President, Chief Operating Officer, Compensation Committee Member
                               and Director.

Brenda B. Watson        65   Executive Vice President of NAICO and CIMI.

Richard L. Evans        59   Senior Vice President and Director.

R. Patrick Gilmore      54   Senior Vice President, Secretary, General Counsel and Director.

Mark C. Hart            50   Vice President - Finance, Chief Financial Officer and Treasurer.

M. Steven Blain         48   Vice President - Administration.

Robert L. Rice          71   Audit Committee Chairman and Director.

W. Scott Martin         55   Audit Committee Member and Director.

William T. Keele        69   Audit Committee Member and Director.


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

      W. SCOTT MARTIN has been a director of Chandler USA and NAICO since March 2000. Mr. Martin has been President of the Tulsa Loan Production Office with First Bank & Trust Company in Wagoner, Oklahoma since 1994. Mr. Martin also serves as a director of First Bank & Trust in Wagoner, Oklahoma, First Bank of Chandler in Chandler, Oklahoma, First National Bank in Burkburnett, Texas and First Bank in Ketchum, Oklahoma.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Based solely upon a review of Forms 3, 4 and 5, any amendments thereto furnished to Chandler USA pursuant to the rules of the Securities and Exchange Commission, or written representations from certain reporting persons presented to Chandler USA, all such reports required to be filed by reporting persons have been filed in a timely fashion during the fiscal year ended December 31, 2005.

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

                                                   SUMMARY COMPENSATION TABLE
                                                     ANNUAL COMPENSATION (1)
                                        -------------------------------------------------------
                                                                       OTHER ANNUAL  ALL OTHER
                                                   SALARY     BONUS    COMPENSATION COMPENSATION
NAME AND PRINCIPAL POSITION               YEAR       ($)      ($)(2)      ($)(3)       ($)(4)
--------------------------------------- -------- ---------- ---------- ------------ ------------
W. Brent LaGere                            2005  $ 515,706  $ 442,552  $   514,861  $   124,521
 Chairman of the Board and CEO             2004    501,726    719,943      390,399       90,362
 of Chandler USA, NAICO and CIMI           2003    489,602    574,456      795,994       94,131

Mark T. Paden                              2005    323,208    364,347       64,327       16,500
 President and COO of Chandler USA,        2004    313,793    490,718       70,273       25,930
 NAICO and CIMI                            2003    304,654    395,427       73,934        7,133

Brenda B. Watson                           2005    252,888          -          N/A        5,600
 Executive Vice President                  2004    256,457          -          N/A       11,450
 of NAICO and CIMI                         2003    254,072          -          N/A       18,860

Richard L. Evans                           2005    268,346          -          N/A       10,600
 Senior Vice President - Claims of         2004    260,530          -          N/A        8,700
 Chandler USA and NAICO                    2003    254,875          -          N/A        9,866

R. Patrick Gilmore                         2005    237,537     10,000          N/A        6,357
 Senior Vice President, Secretary and      2004    234,515          -          N/A       13,600
 General Counsel of Chandler USA,          2003    224,154          -          N/A        7,240
 NAICO and CIMI

----------------------------------------

(1)  Amounts shown include cash and non-cash compensation earned and received by the Named
     Executives as well as amounts earned but deferred at their election.

(2)  All Named Executives are eligible to receive bonuses based upon various factors.

(3)  The amounts shown under this column represent various perquisites and other personal benefits including any associated tax reimbursements to the Named Executives.  Amounts that did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any Named Executive have been excluded.  Substantially all of the amounts shown in this column represent payment of various personal expenses, none of which individually exceeded
     25% of total perquisites for the Named Executive.  Tax gross-ups for the personal expenses included in the amounts shown above were $366,902, $206,583 and $248,411 for Mr. LaGere in
     2003, 2004 and 2005, respectively, and $32,996, $39,865 and $33,598 for Mr. Paden in 2003,
     2004 and 2005, respectively.

(4)  The amounts shown under this column include contributions by Chandler USA's subsidiaries to a 401(k) plan ($5,600 for Mr. LaGere, $4,600 for Mr. Paden, $5,600 for Ms. Watson, $5,600
     for Mr. Evans, and $4,600 for Mr. Gilmore), and the premiums paid or to be paid by Chandler
     USA's subsidiaries under life insurance arrangements with the Named Executives.  A portion of the premiums ($44,453, $45,103 and $39,453 in 2003, 2004 and 2005, respectively) were paid under a split dollar life insurance plan.  Under this plan, Chandler USA's subsidiaries pay the premiums for life insurance issued to the Named Executive.  Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the Named Executive cancels and surrenders the policy.


OPTIONS EXERCISED AND HOLDINGS

      No options were granted to or exercised by the Named Executives during 2005 and there were no unexercised options held by the Named Executives as of December 31, 2005.

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

      The following table sets forth the number and percentage of outstanding shares of each class of the capital stock of Chandler Insurance that, as of February 28, 2006, are beneficially owned by (i) each director of Chandler USA and Chandler Insurance, (ii) Chandler USA's Chairman and Chief Executive Officer and each of Chandler USA's four other most highly compensated executive officers for services rendered for the fiscal year ended December 31, 2005 and
(iii) all current directors and executive officers as a group:

                                                                             BENEFICIAL OWNERSHIP
                                                            -------------------------------------------------------
                                                             TYPE OF CAPITAL SHARES      NUMBER OF
NAME OF DIRECTOR OR EXECUTIVE OFFICER                        OF CHANDLER INSURANCE   CAPITAL SHARES (1) PERCENT (2)
----------------------------------------------------------  ------------------------ ------------------ -----------
W. Brent LaGere (3) ......................................  Class A Common Shares              500,661       80.0%
                                                            Series A Preferred Shares           75,152       19.6%

Mark T. Paden ............................................  Class A Common Shares              125,165       20.0%
                                                            Series A Preferred Shares           17,610        4.6%

Brenda B. Watson (4) .....................................  Series A Preferred Shares           18,024        4.7%
                                                            Series B Preferred Shares           26,451        7.3%

Richard L. Evans .........................................  Series A Preferred Shares           27,272        7.1%
                                                            Series B Preferred Shares           32,250        8.9%

R. Patrick Gilmore .......................................  Series B Preferred Shares           11,000        3.0%

Robert L. Rice ...........................................               -                           -          -%

W. Scott Martin ..........................................  Series C Preferred Shares           19,000        3.0%

William T. Keele (5) .....................................  Series C Preferred Shares          122,417       19.1%

All directors and officers as a group (9 persons) (6) ....  Class A Common Shares              625,826      100.0%
                                                            Series A Preferred Shares          141,586       37.0%
                                                            Series B Preferred Shares           69,701       19.1%
                                                            Series C Preferred Shares          141,417       22.0%

----------------------------------------------------------

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


(2) Based on 625,826 Class A Common Shares of Chandler Insurance, 382,632 Series A Preferred Shares of Chandler Insurance, 364,308 Series B Preferred Shares of Chandler Insurance and 642,069 Series C Preferred Shares of Chandler Insurance outstanding on February 28, 2006.

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

(6) Includes 3,528 Series A Preferred Shares of Chandler Insurance owned by one executive officer of Chandler USA not listed in the table above.


SHAREHOLDERS HOLDING OVER FIVE PERCENT

      Listed below are persons, other than those listed previously, who are known by Chandler USA to own beneficially more than 5% of Chandler Insurance's Class A Common Shares as of February 28, 2006. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the common shares beneficially owned.


                                                                         BENEFICIAL OWNERSHIP
                                                                ---------------------------------------
NAME OF SHAREHOLDER                                              NUMBER OF SHARES (1)     PERCENT (2)
--------------------------------------------------------------- ----------------------  ---------------
Malinda K. LaGere Laird, Matthew C. LaGere and Lance A. LaGere,
 Successor Co-Trustees of the W. Brent LaGere Irrevocable Trust
 1010 Manvel Avenue, Chandler, Oklahoma 74834 .................           370,890 (3)           59.3 %

---------------------------------------------------------------

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

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance outstanding on February 28, 2006.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term.
During March 2004, the lease was extended for an additional three years.  See
Note 11 to Consolidated Financial Statements for additional information. The bank that participated in the sale and leaseback transaction established a letter of credit in the amount of $500,000 on behalf of Chandler USA for the benefit of Brown & Brown, Inc. as security in connection with the sale of a subsidiary. Chandler USA paid a fee of $5,000 during 2004 to the bank for issuing the letter of credit. This letter of credit expired on December 31, 2005. W. Scott Martin, a director of NAICO and Chandler USA, is an officer and director of the bank that participated in these transactions, and is also a significant shareholder of the bank's holding company. Mr. Martin is also a director of the bank that Chandler USA and its subsidiaries use as their principal disbursement bank, and is a significant shareholder of the bank's holding company. The balance maintained by Chandler USA and each subsidiary is fully insured by the Federal Deposit Insurance Corporation, and Chandler USA and its subsidiaries pay customary service charges to the bank for the services provided.

      Chandler USA leases a rural property from Davenport Farms, Inc. ("Davenport Farms"), a corporation owned by Messrs. LaGere, Evans and Paden. Chandler USA has placed three mobile homes on the property, drilled a water well connected to the mobile homes and made other smaller improvements to the property. Its personnel maintain these improvements. These mobile homes and the property provide hunting, fishing, lodging, dining and other outdoor recreational activities for the entertainment of customers and business associates of Chandler USA and/or its subsidiaries. Chandler USA pays no rent to Davenport Farms but reimburses it for one-half of the utilities and for hunting supplies. Chandler USA has also agreed to indemnify Davenport Farms for claims arising out of its use of the property. Chandler USA retains the right to remove all structures located upon the property when the lease terminates. In 2003, 2004 and 2005, Chandler USA incurred approximately $336,000, $353,000 and $313,000, respectively, in expenses associated with its use of this property, including $12,000, $14,000 and $10,000 for reimbursement of certain expenses, such as utility and similar expenses, for the years 2003, 2004 and 2005, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      The aggregate audit fees billed or to be billed by Tullius Taylor Sartain & Sartain LLP for the audit of Chandler USA's annual financial statements and review of financial statements included in Chandler USA's Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $149,600, $155,000 and $167,100 for the years ended December 31, 2003, 2004 and 2005, respectively.

AUDIT-RELATED FEES

      The aggregate fees billed for professional services rendered by Tullius Taylor Sartain & Sartain LLP for audit related services rendered in connection with the audits of employee benefit plans and consultation on accounting standards or transactions were $18,675, $18,150 and $28,450 for the years ended December 31, 2003, 2004 and 2005, respectively.

TAX FEES

      The aggregate fees billed or to be billed for professional services rendered by Tullius Taylor Sartain & Sartain LLP for tax compliance, tax advice and tax planning were $26,375, $17,700 and $23,650 for the years ended December 31, 2003, 2004 and 2005, respectively.

ALL OTHER FEES

      The aggregate fees billed by Tullius Taylor Sartain & Sartain LLP for professional services other than those reported in the categories above were $1,446 and $500 for the years ended December 31, 2003 and 2005, respectively. There were no other fees billed by Tullius Taylor Sartain & Sartain LLP for the year ended December 31, 2004.

POLICY ON PRE-APPROVAL OR RETENTION OF INDEPENDENT AUDITORS

      All audit and permitted non-audit services for which Chandler USA engages Tullius Taylor Sartain & Sartain LLP require pre-approval by Chandler USA's Audit Committee. The percentage of Audit-Related Fees, Tax Fees and All Other Fees out of all fees paid to Tullius Taylor Sartain & Sartain LLP was 23.7%, 18.8% and 23.9% for the years ended December 31, 2003, 2004 and 2005, respectively.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2005, together with the related notes thereto and the report of Tullius Taylor Sartain & Sartain LLP, independent auditors on such financial statements, are filed as a part of this Form 10-K. See accompanying Index on page F-1.

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

                             CHANDLER (U.S.A.), INC.


Date:  February 28, 2006    By:/s/ W. Brent LaGere
                               -------------------------------------------------
                               W. Brent LaGere
                               Chairman of the Board and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Date:  February 28, 2006    By:/s/ W. Brent LaGere
                               -------------------------------------------------
                               W. Brent LaGere, Chairman of the Board,
                                Chief Executive Officer and Director
                                (Principal Executive Officer)


Date:  February 28, 2006    By:/s/ Mark T. Paden
                               -------------------------------------------------
                               Mark T. Paden, President, Chief Operating Officer
                                and Director


Date:  February 28, 2006    By:/s/ Mark C. Hart
                               -------------------------------------------------
                               Mark C. Hart, Vice President - Finance,
                                Chief Financial Officer and Treasurer
                                (Principal Financial Officer)


Date:  February 28, 2006    By:/s/ Richard L. Evans
                               -------------------------------------------------
                               Richard L. Evans, Senior Vice President
                                and Director


Date:  February 28, 2006    By:/s/ R. Patrick Gilmore
                               -------------------------------------------------
                               R. Patrick Gilmore, Senior Vice President,
                                Secretary, General Counsel and Director


Date:  February 28, 2006    By:/s/ Robert L. Rice
                               -------------------------------------------------
                               Robert L. Rice, Director


Date:  February 28, 2006    By:/s/ W. Scott Martin
                               -------------------------------------------------
                               W. Scott Martin, Director


Date:  February 28, 2006    By:/s/ William T. Keele
                               -------------------------------------------------
                               William T. Keele, Director

                             CHANDLER (U.S.A.), INC.


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                    PAGES
                                                                              -----------------
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2004 and 2005 ................        F-2

Consolidated Statements of Operations for the years ended
   December 31, 2003, 2004 and 2005 .........................................        F-3

Consolidated Statements of Comprehensive Income for the years ended
 December 31, 2003, 2004 and 2005 ...........................................        F-4

Consolidated Statements of Cash Flows for the years ended
 December 31, 2003, 2004 and 2005 ...........................................        F-5

Consolidated Statements of Shareholder's Equity for the years ended
 December 31, 2003, 2004 and 2005 ...........................................        F-6

Notes to Consolidated Financial Statements .................................. F-7 through F-24

Report of Independent Registered Public Accounting
 Firm on Consolidated Financial Statements
 and Financial Statement Schedules ..........................................        F-25

SCHEDULES

 I    Summary of Investments - Other Than Investments in Related Parties ....        F-26


 II   Condensed Financial Information of Registrant ......................... F-27 through F-29

 III  Supplementary Insurance Information ...................................        F-30

 IV   Reinsurance ...........................................................        F-31

 V    Valuation and Qualifying Accounts .....................................        F-32

 VI   Supplemental Information (for property-casualty insurance
       underwriters) ........................................................        F-33


                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                                DECEMBER 31,
                                                                                            ------------------------
                                                                                               2004          2005
                                                                                            ----------    ----------
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $8,421 and $11,789 in 2004 and 2005, respectively) ........... $   8,279     $  11,330
  Unrestricted (amortized cost $63,636 and $61,954 in 2004 and 2005, respectively) ........    63,391        60,405
 Equity securities at fair value (cost $8,058 and $8,558 in 2004 and 2005, respectively) ..     8,373         9,071
                                                                                            ----------    ----------
  Total investments .......................................................................    80,043        80,806
Cash and cash equivalents ($141 and $209 restricted in 2004 and 2005, respectively) .......     6,870         5,510
Premiums receivable, less allowance for non-collection
 of $119 and $223 at 2004 and 2005, respectively ..........................................    22,809        28,346
Reinsurance recoverable on paid losses, less allowance for non-collection
 of $3,035 at 2004 ........................................................................     2,172         2,875
Reinsurance recoverable on paid losses from related parties ...............................        83             -
Reinsurance recoverable on unpaid losses, less allowance for non-collection
 of $237 and $174 at 2004 and 2005 ........................................................    50,381        54,708
Reinsurance recoverable on unpaid losses from related parties .............................    13,157        14,284
Prepaid reinsurance premiums ..............................................................     9,837         9,763
Prepaid reinsurance premiums to related parties ...........................................    12,315        12,247
Deferred policy acquisition costs .........................................................        57         1,225
Property and equipment, net ...............................................................     9,110         8,640
Amounts due from related parties ..........................................................    10,891         9,360
State insurance licenses, net .............................................................     3,745         3,745
Other assets ..............................................................................    15,827        13,550
                                                                                            ----------    ----------
Total assets .............................................................................. $ 237,297     $ 245,059
                                                                                            ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses ............................................... $ 108,233     $ 109,541
 Unearned premiums ........................................................................    51,109        55,034
 Policyholder deposits ....................................................................     4,912         5,684
 Accrued taxes and other payables .........................................................     5,578         5,221
 Premiums payable .........................................................................     3,674         2,181
 Premiums payable to related parties ......................................................         -           113
 Debentures ...............................................................................     6,979         6,979
 Junior subordinated debentures issued to affiliated trusts ...............................    20,620        20,620
                                                                                            ----------    ----------
     Total liabilities ....................................................................   201,105       205,373
                                                                                            ----------    ----------
Commitments and contingencies (Notes 10 and 11)

Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding .....................................................         2             2
 Paid-in surplus ..........................................................................    60,584        60,584
 Accumulated deficit ......................................................................   (24,346)      (19,913)
 Accumulated other comprehensive income (loss):
  Unrealized loss on investments available for sale, net of deferred income taxes .........       (48)         (987)
                                                                                            ----------    ----------
  Total shareholder's equity ..............................................................    36,192        39,686
                                                                                            ----------    ----------
Total liabilities and shareholder's equity ................................................ $ 237,297     $ 245,059
                                                                                            ==========    ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                       PAGE F-3
                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)


                                                                               YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                           2003         2004         2005
                                                                       ------------ ------------ ------------
Premiums and other revenues
  Direct premiums written and assumed ...............................  $   118,444  $   121,651  $   120,344
  Reinsurance premiums ceded ........................................      (40,612)     (21,132)     (23,060)
  Reinsurance premiums ceded to related parties .....................      (25,992)     (30,055)     (27,158)
                                                                       ------------ ------------ ------------
    Net premiums written and assumed ................................       51,840       70,464       70,126
  Decrease (increase) in unearned premiums ..........................        4,743       (6,422)      (4,066)
                                                                       ------------ ------------ ------------
    Net premiums earned .............................................       56,583       64,042       66,060
Investment income, net ..............................................        2,148        3,186        2,798
Interest income, net from related parties ...........................          412          491          670
Realized investment gains, net ......................................        2,351          652          383
Other income ........................................................        5,077          640          251
                                                                       ------------ ------------ ------------
    Total premiums and other revenues ...............................       66,571       69,011       70,162
                                                                       ------------ ------------ ------------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts ceded
    to related parties of $14,244, $15,587 and $13,200
    in 2003, 2004 and 2005, respectively ............................       37,200       53,781       37,324
  Policy acquisition costs, net of ceding commissions received from related parties of $8,770, $11,550 and $10,498
    in 2003, 2004 and 2005, respectively ............................       11,278       11,039       10,671
  General and administrative expenses ...............................       13,486       12,380       12,749
  Interest expense ..................................................        2,441        2,397        2,535
                                                                       ------------ ------------ ------------
    Total operating costs and expenses ..............................       64,405       79,597       63,279
                                                                       ------------ ------------ ------------
Income (loss) before income taxes ...................................        2,166      (10,586)       6,883
Federal income tax benefit (provision) ..............................         (192)       3,582       (2,450)
                                                                       ------------ ------------ ------------
Income (loss) .......................................................  $     1,974  $    (7,004) $     4,433
                                                                       ============ ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                2003         2004         2005
                                                                            ------------ ------------ ------------
Net income (loss) ........................................................  $     1,974  $    (7,004) $     4,433
                                                                            ------------ ------------ ------------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ..............          631         (322)      (1,040)

    Less: Reclassification adjustment for gains included in net
      income (loss).......................................................       (2,351)        (652)        (383)
                                                                            ------------ ------------ ------------
Other comprehensive income (loss), before income tax .....................       (1,720)        (974)      (1,423)

Income tax benefit (provision) related to items of other
  comprehensive income (loss) ............................................          585          331          484
                                                                            ------------ ------------ ------------
Other comprehensive income (loss), net of income tax .....................       (1,135)        (643)        (939)
                                                                            ------------ ------------ ------------
Comprehensive income (loss) ..............................................  $       839  $    (7,647) $     3,494
                                                                            ============ ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                     PAGE F-5
                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                   2003         2004         2005
                                                                               ------------ ------------ ------------
OPERATING ACTIVITIES
  Net income (loss) .......................................................... $     1,974  $    (7,004) $     4,433
  Add (deduct):
    Adjustments to reconcile net income (loss) to cash
      provided by (applied to) operating activities:
      Realized investment gains, net .........................................      (2,351)        (652)        (383)
      Gain on retirement of debentures .......................................      (3,106)         (36)           -
      Net (gains) losses on sale of property and equipment ...................      (1,661)        (370)          (2)
      Amortization and depreciation ..........................................       1,470        1,525        1,486
      Provision for non-collection of premiums ...............................         272           42          176
      Provision for non-collection of reinsurance recoverables ...............         604          282          108
      Net change in non-cash balances relating to operating activities:
        Premiums receivable ..................................................       3,433       (2,547)      (5,713)
        Reinsurance recoverable on paid losses ...............................       1,449        6,439         (875)
        Reinsurance recoverable on paid losses from related parties ..........        (191)         188           83
        Reinsurance recoverable on unpaid losses .............................       1,798       (1,551)      (4,263)
        Reinsurance recoverable on unpaid losses from related parties ........        (699)      (3,420)      (1,127)
        Prepaid reinsurance premiums .........................................       3,933        5,432           74
        Prepaid reinsurance premiums to related parties ......................        (841)      (2,794)          68
        Deferred policy acquisition costs ....................................         190          108       (1,168)
        Other assets .........................................................       2,427       (2,790)       2,704
        Unpaid losses and loss adjustment expenses ...........................      (4,838)      20,465        1,308
        Unearned premiums ....................................................      (7,835)       3,784        3,925
        Policyholder deposits ................................................         563          105          772
        Accrued taxes and other payables .....................................        (752)         329         (357)
        Premiums payable  ....................................................      (1,822)       2,691       (1,493)
        Premiums payable to related parties ..................................           -            -          113
                                                                               ------------ ------------ ------------
      Cash provided by (applied to) operating activities .....................      (5,983)      20,226         (131)
                                                                               ------------ ------------ ------------
INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ................................................................     (33,378)     (38,927)      (6,158)
    Sales ....................................................................      22,806       23,772        2,091
    Maturities ...............................................................       5,892        4,311        1,770
  Equity securities available for sale:
    Purchases ................................................................           -       (8,058)        (500)
    Sales ....................................................................       1,720           36          380
  Cost of property and equipment purchased ...................................        (818)        (208)        (413)
  Proceeds from sale of property and equipment ...............................         104           85           70
                                                                               ------------ ------------ ------------
      Cash applied to investing activities ...................................      (3,674)     (18,989)      (2,760)
                                                                               ------------ ------------ ------------
FINANCING ACTIVITIES
  Proceeds from issuance of junior subordinated debentures, net ..............      20,000            -            -
  Payment on retirement of debentures ........................................     (12,782)        (226)           -
  Debt issue costs ...........................................................        (711)         (18)           -
  Payments and loans from related parties ....................................       2,426        4,602        2,513
  Payments and loans to related parties ......................................      (1,486)      (5,851)        (982)
                                                                               ------------ ------------ ------------
      Cash provided by (applied to) financing activities .....................       7,447       (1,493)       1,531
                                                                               ------------ ------------ ------------
  Decrease in cash and cash equivalents during the period ....................      (2,210)        (256)      (1,360)
  Cash and cash equivalents at beginning of period ...........................       9,336        7,126        6,870
                                                                               ------------ ------------ ------------
  Cash and cash equivalents at end of period ................................. $     7,126  $     6,870  $     5,510
                                                                               ============ ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (Amounts in thousands)


                                                                                 Accumulated
                                                                                    other          Total
                                            Common       Paid-in    Accumulated  comprehensive  shareholder's
                                             stock       surplus      deficit    income (loss)     equity
                                          -----------  -----------  -----------  -------------  -------------
Balance, January 1, 2003 ................ $        2   $   60,584   $  (19,316)  $      1,730   $     43,000

Net income ..............................          -            -        1,974              -          1,974

Change in unrealized gain on
  investments available for
  sale, net of income tax ...............          -            -            -         (1,135)        (1,135)
                                          -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2003 ..............          2       60,584      (17,342)           595         43,839
                                          -----------  -----------  -----------  -------------  -------------
Net loss ................................          -            -       (7,004)             -         (7,004)

Change in unrealized gain on
  investments available for
  sale, net of income tax ...............          -            -            -           (643)          (643)
                                          -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2004 ..............          2       60,584      (24,346)           (48)        36,192
                                          -----------  -----------  -----------  -------------  -------------
Net income ..............................          -            -        4,433              -          4,433

Change in unrealized loss on
  investments available for
  sale, net of income tax ...............          -            -            -           (939)          (939)
                                          -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2005 .............. $        2   $   60,584   $  (19,913)  $       (987)  $     39,686
                                          ===========  ===========  ===========  =============  =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

    (a)  BASIS OF PRESENTATION

            Chandler (U.S.A.), Inc. ("Chandler USA") is a holding company organized and domiciled in Oklahoma. Chandler USA's wholly owned subsidiaries are engaged in various property and casualty insurance operations. The insurance products offered by Chandler USA through its subsidiary, National American Insurance Company ("NAICO"), include property and casualty insurance coverage primarily for businesses in various industries, political subdivisions, homeowners insurance in Texas and surety bonds for small contractors in the United States of
         America ("U.S.").   The business is conducted through individual
         independent insurance agencies and underwriting managers, primarily in the Southwest and Midwest areas of the U.S. Chandler Insurance Managers, Inc. ("CIMI") is a wholly owned subsidiary of Chandler USA and serves as an underwriting manager for certain wholesale operations related to NAICO's school districts and trucking insurance.

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

<PAGE
                                                                       PAGE F-8

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

    (h)  PROPERTY AND EQUIPMENT

            Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 to 31 years. Property and equipment consisted of the following at December 31:

                                                      2004        2005
                                                   ----------  ----------
                                                       (In thousands)
                   Real estate and improvements .. $  11,714   $  11,756
                   Other property and equipment ..     9,010       8,468
                                                   ----------  ----------
                                                      20,724      20,224
                   Accumulated depreciation ......   (11,614)    (11,584)
                                                   ----------  ----------
                                                   $   9,110   $   8,640
                                                   ==========  ==========

            Depreciation expense was approximately $918,000, $894,000 and $815,000 for 2003, 2004 and 2005, respectively.

    (i)  INTANGIBLE ASSETS

            Intangible assets are stated at cost less accumulated amortization. Prior to 2002, the cost of state insurance licenses acquired was amortized over 40 years using the straight-line method. Effective January 1, 2002, the state insurance licenses are no longer amortized since they were determined to have indefinite lives but are reviewed at least annually for impairment. Chandler USA completed the required impairment tests during 2004 and 2005 and concluded that there has not been an impairment loss since the fair values exceeded their carrying values. The fair values were determined based on the present value of projected future net cash flows. Intangible assets included the following at December 31:

                                                      2004        2005
                                                   ----------  ----------
                                                       (In thousands)
                   State insurance licenses ...... $   5,991   $   5,991
                   Accumulated amortization ......    (2,246)     (2,246)
                                                   ----------  ----------
                                                   $   3,745   $   3,745
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

    (k)  INVESTMENTS

            At the time of purchase, investments in debt securities that Chandler USA has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments in debt and equity securities classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. Chandler USA has not classified any investments as trading account assets. Debt securities not classified as held to maturity or trading and equity securities are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of deferred income tax as other comprehensive income until realized. Realized gains and losses on sales of securities are based on the specific identification method.
         Declines in the fair value of securities below their carrying value that are other than temporary are recognized in earnings.

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

    (n)  SUPPLEMENTAL CASH FLOW INFORMATION

            Cash payments for interest and income taxes, and noncash investing activities were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                               2003       2004       2005
                                                            ---------- ---------- ----------
                                                                     (In thousands)
          Cash payments (refunds) during the year for:
            Interest ...................................... $   2,809  $   2,261  $   2,447
            Income taxes ..................................      (300)         -        160

          Transfers from (to) restricted securities, net .. $    (563) $    (801) $  (3,429)


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

                                                                       PAGE F-10
    (p)  NEW ACCOUNTING STANDARDS

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

            In September 2005, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 05-1, ACCOUNTING BY INSURANCE ENTERPRISES FOR DEFERRED ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF INSURANCE CONTRACTS, which provides guidance on the accounting by insurance companies for deferred acquisition costs for internal replacements of insurance contracts other than those accounted for under SFAS No. 97, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN LONG-DURATION CONTRACTS AND FOR REALIZED GAINS AND LOSSES FROM THE SALE OF INVESTMENTS. An internal replacement occurs when an insurance contract's benefits, features, rights or coverages are modified by exchanging an existing contract for a new contract that is substantially changed from the original contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 requires that internal replacements be accounted for as an extinguishment of the replaced contract, and any unamortized deferred acquisition costs related to the replaced contract should not be deferred. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The adoption of SOP No. 05-1 is not expected to have a material impact on Chandler USA's financial position or results of operations.

            In November 2005, FASB released FASB Staff Position 115-1 "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS." The proposed guidance addresses the "determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss." The effective date for the guidance is for reporting periods beginning after December 15, 2005. The guidance is not expected to have a material effect on Chandler USA's consolidated financial statements.

NOTE 2. INVESTMENTS AND INVESTMENT INCOME

      Net investment income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.

                                                              YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                            2003       2004       2005
                                                         ---------- ---------- ----------
                                                                  (In thousands)
Interest on fixed-maturity investments ................. $   2,271  $   2,746  $   2,791
Interest on cash equivalents ...........................       139        695        159
Dividend income on equity securities ...................         -         22        135
Investment expenses ....................................      (262)      (277)      (287)
                                                         ---------- ---------- ----------
 Investment income, net ................................     2,148      3,186      2,798
                                                         ---------- ---------- ----------
Realized gains, net - fixed-maturity investments .......       631        616          3
Realized gains, net - equity securities ................     1,720         36        380
                                                         ---------- ---------- ----------
 Realized investments gains, net .......................     2,351        652        383
                                                         ---------- ---------- ----------
                                                         $   4,499  $   3,838  $   3,181
                                                         ========== ========== ==========


      Investment expenses include $81,000, $104,000 and $137,000 for the years ended December 31, 2003, 2004 and 2005, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

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
                                         ========== ========== ========== ========== ==========




                                                      GROSS      GROSS
                                                    UNREALIZED UNREALIZED   FAIR     CARRYING
DECEMBER 31, 2005                           COST      GAINS      LOSSES     VALUE      VALUE
---------------------------------------- ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                         (In thousands)
U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies ......................... $  37,933  $       -  $    (904) $  37,029  $  37,029
Corporate obligations ..................    27,314          2       (861)    26,455     26,455
Public utilities .......................     6,479         13       (159)     6,333      6,333
Mortgage-backed securities .............     2,017          -        (99)     1,918      1,918
                                         ---------- ---------- ---------- ---------- ----------
                                         $  73,743  $      15  $  (2,023) $  71,735  $  71,735
                                         ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ........................ $   8,558  $     513  $       -  $   9,071  $   9,071
                                         ========== ========== ========== ========== ==========

      At December 31, 2004, Chandler USA held fixed maturity investments from General Electric Capital Corporation of $3.9 million which exceeded 10% of Chandler USA's shareholder's equity. At December 31, 2005, Chandler USA did not hold any fixed maturity investments that exceeded 10% of shareholder's equity.

      The fair value of Chandler USA's investments with sustained gross unrealized losses at December 31, 2005 is presented below:


                                      LESS THAN 12 MONTHS      12 MONTHS OR LONGER             TOTAL
                                    -----------------------  -----------------------  -----------------------
                                                 UNREALIZED               UNREALIZED               UNREALIZED
                                    FAIR VALUE     LOSSES    FAIR VALUE     LOSSES    FAIR VALUE     LOSSES
                                    -----------  ----------  -----------  ----------  -----------  ----------
                                                                 (In thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies ....... $   22,714   $     349   $   14,315   $     555   $   37,029   $     904
Corporate securities ..............      4,035          49       20,396         813       24,431         862
Public utilities ..................          -           -        4,602         159        4,602         159
Mortgage-backed securities ........          -           -        1,918          99        1,918          99
                                    -----------  ----------  -----------  ----------  -----------  ----------
                                    $   26,749   $     398   $   41,231   $   1,626   $   67,980   $   2,024
                                    ===========  ==========  ===========  ==========  ===========  ==========


      The unrealized losses of Chandler USA's fixed maturity investments were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Chandler USA regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Based on an evaluation of the issues, including, but not limited to, Chandler USA's intentions to sell or ability to hold the investments; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, Chandler USA does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

      Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at December 31, 2005 are shown below:

                                                  AVAILABLE FOR SALE
                                               ------------------------
                                                AMORTIZED
                                                   COST      FAIR VALUE
                                               ------------  ----------
                                                    (In thousands)
Due in one year or less ...................... $     5,419   $   5,372
Due after one year through five years ........      40,109      38,972
Due after five years through ten years .......      23,398      22,717
Due after ten years ..........................       2,800       2,756
                                               ------------  ----------
                                                    71,726      69,817

Mortgage-backed securities ...................       2,017       1,918
                                               ------------  ----------
                                               $    73,743   $  71,735
                                               ============  ==========

      Realized gains and losses from sales of investments are shown below:

                                       GROSS REALIZED GAINS  GROSS REALIZED LOSSES
                                       --------------------  ---------------------
                                                     (In thousands)
                     FIXED MATURITIES:
                     2003 ............ $               631   $                  -
                     2004 ............                 693                     77
                     2005 ............                  20                     17

                     EQUITY SECURITIES:
                     2003 ............ $             1,720   $                  -
                     2004 ............                  36                      -
                     2005 ............                 380                      -


      NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. As of December 31, 2004 and 2005, the carrying value of these deposits totaled approximately $8.4 million and $7.8 million, respectively. In addition, NAICO deposited $3.7 million into a trust account during 2005 as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer.

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

      Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from NAICO's net liability for unpaid losses and loss adjustment expenses were approximately $3.7 million and $9.6 million at December 31, 2004 and 2005, respectively. The increase in estimated recoveries in 2005 is due primarily to NAICO recording net estimated recoveries totaling $4.1 million related to two surety bond principals. During 2005, NAICO recorded additional net estimated recoveries of $1.1 million as part of a settlement with a principal's bankruptcy estate. The gross and net estimated recovery from the principal's bankruptcy estate deducted from unpaid losses and loss adjustment expenses at December 31, 2005 is $2.3 million and $1.9 million, respectively. NAICO is currently pursuing the collection of this settlement. Also during 2005, NAICO recorded additional net estimated recoveries of $3.0 million in regards to on-going litigation with the obligee of two surety bonds written by NAICO for a principal. The gross and net estimated recovery deducted from unpaid losses and loss adjustment expenses related to this litigation at December 31, 2005 is $5.9 million and $3.4 million, respectively. Trial is scheduled for 2006. NAICO may or may not recover the above estimated recoveries and could incur significant costs in collecting these recoverables.

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

                                                                  YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                                2003       2004       2005
                                                             ---------- ---------- ----------
                                                                      (In thousands)
Net balance at beginning of year ........................... $  33,191  $  29,343  $  44,695
                                                             ---------- ---------- ----------
Net losses and loss adjustment expenses incurred related to:
   Current year ............................................    26,108     27,436     30,985
   Prior years .............................................    11,092     26,345      6,339
                                                             ---------- ---------- ----------
      Total ................................................    37,200     53,781     37,324
                                                             ---------- ---------- ----------
Net paid losses and loss adjustment expenses related to:
   Current year ............................................   (10,626)   (10,222)   (11,171)
   Prior years .............................................   (30,422)   (28,207)   (30,299)
                                                             ---------- ---------- ----------
      Total ................................................   (41,048)   (38,429)   (41,470)
                                                             ---------- ---------- ----------
Net balance at end of year ................................. $  29,343  $  44,695  $  40,549
                                                             ========== ========== ==========


      NAICO has experienced a significant amount of incurred losses related to prior accident years during the 2003, 2004 and 2005 calendar years. The loss development occurred primarily in the 1997-2001 accident years. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

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

      During 2005, NAICO experienced adverse loss development totaling $6.3 million primarily in the standard property and casualty and political subdivisions programs. A portion of the adverse development was offset by favorable development of $1.8 million in the surety bond program, primarily in accident years 1994 and 2001 that resulted from the estimated recoveries discussed previously. The adverse development was due primarily to an increase in losses in the workers compensation, other liability and automobile liability lines of business in the 2000, 2002 and 2003 accident years. The adverse loss development included approximately $108,000 for provisions for potentially uncollectible reinsurance.

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

NOTE 4. DEBENTURES

      On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures (the "Debentures") with a maturity date of July 16, 2014. The Debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The indenture governing the Debentures was amended during 2003 to clarify that purchases of Debentures by Chandler USA through private treaty or on the open market for an agreed price of less than the sum of the principal amount and accrued interest are not considered to be a redemption of the Debentures, and that any such Debentures purchased by Chandler USA will be cancelled. Chandler USA purchased and cancelled $16.7 million and $275,000 principal amount of the Debentures during 2003 and 2004, respectively, and at December 31, 2004, there were $6,979,000 principal amount of the Debentures outstanding. As of December 31, 2005, Chandler USA has capitalized $280,000 related to debt issuance costs for the Debentures. These costs are being amortized as interest expense over the term of the Debentures. When Debentures are purchased and cancelled by Chandler USA, debt issuance costs are reduced accordingly and reflected in the gain on retirement of debt which is included in other income in the consolidated statements of operations. Chandler USA's subsidiaries and affiliates are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. The indenture governing the Debentures contains certain restrictive covenants, including covenants that limit subsidiary debt, issuance or sale of subsidiary stock, incurring of liens, sale-leaseback transactions for a period of more than three years, mergers, consolidations and sales of assets. At December 31, 2005, Chandler USA was in compliance with all covenants.

NOTE 5. TRUST PREFERRED SECURITIES

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

      In December 2003, Chandler USA established Chandler Capital Trust II ("Trust II") by purchasing all of its common securities for $217,000. Trust II is a Delaware statutory business trust and is a wholly owned non-consolidated subsidiary of Chandler USA. On December 16, 2003, Trust II issued $7.0 million of capital securities (the "Trust II Preferred Securities") to InCapS Funding II, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Trust II used the proceeds from the issuance to purchase $7,217,000 of floating rate junior subordinated debentures (the "Junior Debentures II") of Chandler USA. Distributions on the Junior Debentures II are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 8.25% at December 31, 2005. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures II, with such deferred payments accruing interest compounded quarterly. The Junior Debentures II are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium.

      The Junior Debentures II are the sole assets of Trust II and Trust II will distribute any cash payments it receives thereon to the holders of its preferred and common securities. Distributions on the Trust II Preferred Securities are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 8.25% at December 31, 2005. Trust II may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust II Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust II Preferred Securities are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium. All payments by Trust II regarding the Trust II Preferred Securities are guaranteed by Chandler USA.

      The sale of the Trust I Preferred Securities and the Trust II Preferred Securities during 2003 resulted in net proceeds of $19.3 million to Chandler USA, net of placement costs. As of December 31, 2005, issuance costs in the amount of $670,000 have been capitalized and are being amortized over the stated maturity periods of thirty years. Chandler USA used $13.3 million of the proceeds to purchase $16.7 million principal amount of its outstanding Debentures during 2003. The Debentures purchased by Chandler USA were cancelled. The purchase and cancellation of the Debentures resulted in a pre-tax gain of $3.1 million during 2003, net of an adjustment to unamortized issuance costs, which is included in other income in the consolidated statement of operations. Chandler USA also contributed $5.0 million of the proceeds to NAICO to be used for general corporate purposes.

      In December 2003, the Financial Accounting Standards Board issued Revised Interpretation No. 46 ("FIN 46R"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46R is used to determine whether consolidation is required or, alternatively, whether the variable-interest model under FIN 46R should be used to account for existing and new entities. Chandler USA adopted FIN 46R effective January 1, 2004. The result of adoption was the deconsolidation of the two capital trusts that were created during 2003 in connection with the issuance of trust preferred securities. Chandler USA reports the $20.6 million of junior subordinated debentures that were issued to the capital trusts on its consolidated balance sheet. The adoption of FIN 46R had no effect on net earnings.

NOTE 6. SHAREHOLDER'S EQUITY

CAPITAL STOCK

      In addition to the regulatory oversight of NAICO by the Oklahoma Department of Insurance, Chandler Insurance Company Ltd. ("Chandler Insurance"), Chandler USA's parent company, and Chandler USA are also subject to regulation under the insurance laws of Oklahoma (the "Oklahoma Insurance Code"). In addition to various reporting requirements imposed on Chandler Insurance and Chandler USA, the Oklahoma Insurance Code requires any person who seeks to acquire or exercise control over NAICO (which is presumed to exist if any person owns 10% or more of Chandler Insurance's or Chandler USA's outstanding voting stock) to file and obtain approval of certain applications with the Oklahoma Department of Insurance regarding their proposed ownership of such shares.

STATUTORY FINANCIAL INFORMATION AND MINIMUM CAPITAL REQUIREMENTS

      NAICO is required to file financial statements with state regulatory authorities prepared on a statutory basis which differs from GAAP. Statutory net income (loss) and statutory capital and surplus of NAICO are as follows:

                                                   2003      2004      2005
                                                 --------  --------  --------
                                                        (In thousands)
            Statutory net income (loss) ........ $ 1,447   $(7,482)  $ 5,915
            Statutory capital and surplus ...... $50,154   $41,458   $47,285


      During 2005, the Oklahoma Insurance Code was amended to allow domestic insurers to admit office equipment, furniture and other such property constituting less than 3% of its otherwise admitted assets. This prescribed accounting practice increased NAICO's statutory capital and surplus by $510,000 at December 31, 2005. There is no difference between NAICO's statutory net income under the National Association of Insurance
Commissioners' ("NAIC") ACCOUNTING PRACTICES AND PROCEDURES manual and practices prescribed by the Oklahoma Insurance Code.

      The Oklahoma Insurance Commissioner has the right to permit other specific practices that deviate from prescribed practices. NAICO does not have any such permitted practices.

      The NAIC has adopted risk-based capital ("RBC") standards for domestic property and casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 2004 and 2005.

      At periodic intervals, various insurance regulatory authorities routinely examine the required statutory financial statements of NAICO as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

      The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Oklahoma Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year, or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria the maximum shareholder dividend NAICO may pay in 2006 without the approval of the Oklahoma Department of Insurance is approximately $5.7 million. NAICO paid cash shareholder dividends to Chandler USA totaling $3.4 million in 2004.

      The future payment of shareholder dividends also depends upon the earnings, financial position and cash requirements of Chandler USA, as well as regulatory limitations and such other factors as the board of directors may deem relevant.

      NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $9.6 million as of December 31, 2005). NAICO paid approximately $146,000 and $62,000 in policyholder dividends during 2003 and 2004, respectively. NAICO did not pay any policyholder dividends during 2005.

NOTE 7. INCOME TAXES

      Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differ from those expected using U.S. Federal enacted income tax rates as noted by the following:

                                                         2003       2004       2005
                                                      ---------- ---------- ----------
                                                               (In thousands)
Computed income tax provision (benefit) at 34% ...... $     736  $  (3,599) $   2,340
Increase (decrease) in income taxes resulting from:
  Utilization of capital loss .......................      (800)      (248)      (104)
  Nondeductible expenses ............................       256        265        214
                                                      ---------- ---------- ----------
Federal income tax provision (benefit) .............. $     192  $  (3,582) $   2,450
                                                      ========== ========== ==========

   U.S. Federal income tax provision (benefit) consists of:


                                                  CURRENT          DEFERRED         TOTAL
                                              ---------------  ----------------  --------------
                                                                (In thousands)
2003 ........................................ $       (904)    $       1,096     $         192
2004 ........................................            -            (3,582)           (3,582)
2005 ........................................          160             2,290             2,450


     Deferred income tax provision (benefit) relating to temporary differences includes the following components:


                                                    2003           2004          2005
                                                -------------  ------------  ------------
                                                              (In thousands)
Loss reserve discounts ......................... $       276   $      (796)  $       454
Unearned premiums ..............................         249          (372)         (256)
Deferred policy acquisition costs ..............         (65)          (37)          397
Investment in limited partnerships .............           -             -          (126)
Alternative minimum tax ........................           -             -          (160)
Reserve for uncollectible premiums receivable ..          38             5           (36)
Depreciation and lease expense .................         627             5          (106)
Discount on fixed maturity investments .........        (218)           11            26
Net operating loss carryforwards ...............         214        (2,345)        2,076
Other ..........................................         (25)          (53)           21
                                                -------------  ------------  ------------
                                                $      1,096   $    (3,582)  $     2,290
                                                =============  ============  ============


      The tax effect of temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:


                                                                     2004          2005
                                                                 ------------  ------------
                                                                       (In thousands)
Deferred tax assets:
  Loss reserve discounts ....................................... $     2,569   $     2,116
  Unearned premiums ............................................       1,989         2,246
  Compensated absences .........................................         242           227
  Net operating loss carryforwards - federal ...................       4,019         1,942
  Net operating loss carryforwards - state .....................       3,194         3,254
  Net capital loss carryforward ................................         357         1,071
  Investment in limited partnership ............................           -           126
  Alternative minimum tax ......................................           -           160
  Unrealized loss on investments available for sale ............          25           508
  Other ........................................................         159           186
  Valuation allowance ..........................................      (3,551)       (4,325)
                                                                 ------------  ------------
Total deferred tax assets ......................................       9,003         7,511
                                                                 ------------  ------------
Deferred tax liabilities:
  Depreciation and lease expense ...............................       1,475         1,370
  Deferred policy acquisition costs ............................          20           416
  Other ........................................................         106           129
                                                                 ------------  ------------
Total deferred tax liabilities .................................       1,601         1,915
                                                                 ------------  ------------
Net deferred tax assets ........................................ $     7,402   $     5,596
                                                                 ============  ============


      At December 31, 2005, Chandler USA had a net operating loss carryforward available for U.S. Federal income taxes of $5.7 million which begins to expire in 2023. Chandler USA has concluded that the deferred tax asset including the federal net operating loss carryforwards are more likely than not to be realized. Chandler USA anticipates that its future U.S. consolidated income will be sufficient to utilize the federal net operating losses within the required time. Chandler USA will continue to evaluate income generated in future periods in determining the reasonableness of its position. If Chandler USA determines that future income is insufficient to cause the realization of the federal net operating losses within the required time, a valuation allowance will be established.

      In addition, Chandler USA, at December 31, 2005, had net operating loss carryforwards available for Oklahoma state income taxes totaling approximately $54.2 million which expire in the years 2006 through 2025. At December 31, 2005, Chandler USA also had a capital loss carryforward for U.S. Federal income taxes of $3.1 million which expires in 2007. Chandler USA's capital loss carryforward increased in 2005 due to Chandler USA finalizing the sales price of a subsidiary sold in 2002. A valuation allowance has been provided for the tax effect of the state net operating loss and the net capital loss carryforwards since realization of such amounts is not considered more likely than not.

NOTE 8. EMPLOYEE BENEFITS

      Chandler USA and its subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Internal Revenue Code. All full time employees who have completed one year of service and attained age 21 may elect to participate in the 401(k) plan. Participants may contribute up to 25% of compensation, subject to certain limitations. Chandler USA matches 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25%
of the remaining employee contributions up to a maximum employer contribution of $5,600 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions was $286,000, $321,000 and $315,000 for 2003, 2004 and 2005, respectively.

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

      A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums and state insurance licenses) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of December 31, 2004 and 2005. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 2. At December 31, 2005, the fair value of Chandler USA's Debentures was estimated to be $6.1 million based on the latest reported trade. Chandler USA's Debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The Debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate at December 31, 2005 was 8.25%. At December 31, 2005, the fair value of Chandler USA's junior subordinated debentures was estimated to be $21.1 million.

NOTE 10. LITIGATION

      Certain officers and directors of Chandler USA and Chandler Insurance were named as defendants in certain litigation involving CenTra, Inc. This litigation was concluded in 2002. As a result of various events in 1995, 1996 and 1997 related to the CenTra litigation, Chandler Insurance (Barbados), Ltd. ("Chandler Barbados") and Chandler USA recorded estimated recoveries of costs from its Director and Officer Liability Insurance policy totaling $3,456,000 and $1,044,000, respectively, for reimbursable amounts previously paid that relate to allowable defense and litigation costs. Chandler Barbados and Chandler USA received payment for a 1995 claim during 1996 in the amount of $636,000 and $159,000, respectively. Chandler Insurance assumed Chandler Barbados' remaining receivable in December 2003 under the reorganization of these companies. During June 2004, Chandler Insurance and Chandler USA received payment in the amount of $558,000 and $167,000, respectively, in exchange for releasing certain insurers with respect to policies covering periods from June 28, 1997 up to June 28, 2002. During the third quarter of 2004, Chandler Insurance and its subsidiaries settled the remaining litigation with the insurer for policy periods from June 28, 1992 to June 28, 1997. Based on the terms of the settlement, Chandler Insurance and Chandler USA recorded additional estimated recoveries of $1,204,000 and $359,000, respectively, during the third quarter of 2004. Chandler Insurance and Chandler USA received payment of $3,527,000 and $1,053,000, respectively, during December 2004 and received payment of the remaining settlement funds of $497,000 and $192,000 during the first quarter of 2005.

      Transamerica Occidental Life Insurance Company ("Transamerica") reinsured NAICO for certain workers compensation risks during 1989, 1990 and 1991. Beginning in 1996, Transamerica refused to pay NAICO for balances that it owed under the reinsurance treaties. On March 15, 2004, an arbitration panel ordered Transamerica to pay the losses and loss adjustment expenses owed to NAICO in the amount of $1,607,704 plus interest at 6%, or approximately $577,000, plus $25,000 in costs. NAICO received payment for these amounts during 2004.

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

      NAICO has structured separate reinsurance programs for property (including inland marine), workers compensation, casualty (including automobile liability, general and products liability, umbrella liability and related professional liability), automobile physical damage, homeowners and construction surety bonds. Chandler Insurance reinsures NAICO for a portion of the risk on NAICO's reinsurance programs except for the homeowners program.

      In addition, NAICO purchases catastrophe protection to limit its retention for single loss occurrences involving multiple policies and/or policyholders, such as floods, winds and severe storms. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

      Treaty reinsurance may be ceded under treaties on both a pro rata or proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1 or July 1 of each year. NAICO renewed all January 1, 2006 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on July 1, 2006.

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

      Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. During 2003, 2004 and 2005, NAICO incurred charges of $604,000, $282,000 and $108,000, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

      The effect of reinsurance on premiums written and earned was as follows:

                               2003                     2004                     2005
                     -----------------------  -----------------------  -----------------------
                       WRITTEN      EARNED      WRITTEN      EARNED      WRITTEN      EARNED
                     -----------  ----------  -----------  ----------  -----------  ----------
                                                  (In thousands)
Direct ............. $  118,247   $ 126,067   $  121,146   $ 117,383   $  119,051   $ 115,849
Assumed ............        197         212          505         484        1,293         570
Ceded ..............    (66,604)    (69,696)     (51,187)    (53,825)     (50,218)    (50,359)
                     -----------  ----------  -----------  ----------  -----------  ----------
Net premiums ....... $   51,840   $  56,583   $   70,464   $  64,042   $   70,126   $  66,060
                     ===========  ==========  ===========  ==========  ===========  ==========


      Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $83.9 million, $52.1 million and $50.3 million for 2003, 2004 and 2005, respectively.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

      NAICO conducts its business through individual independent insurance agencies and underwriting managers. Certain of these underwriting managers have provided collateral to NAICO to secure a portion of the premiums receivable. Substantially all of the principal shareholders of the independent agencies and underwriting managers have provided personal guarantees for payment of premiums to NAICO. NAICO also requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums or other policy related obligations. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 2004 and 2005 were $22.8 million and $28.3 million, respectively. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 2005, NAICO maintained custody of such letters of credit securing these and other transactions totaling approximately $20.4 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 2003. During 2004 and 2005, one unaffiliated independent insurance agent produced approximately 13% and 12%, respectively, of NAICO's direct written and assumed premiums.

      Approximately $26.7 million, or 28% of NAICO's reinsurance recoverables and prepaid reinsurance premiums at December 31, 2005 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. Chandler USA believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

      The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2005.


                                                                            CEDED REINSURANCE
                                                                 NET           PREMIUMS FOR      A.M. BEST
                                                             REINSURANCE      THE YEAR ENDED      COMPANY
NAME OF REINSURER                                          RECOVERABLE (1)  DECEMBER 31, 2005     RATING
---------------------------------------------------------  ---------------  -------------------  ---------
                                                                      (Dollars in thousands)
Employers Reinsurance Corporation .......................  $       29,497   $            8,186      A
Chandler Insurance ......................................          26,532               27,158      -(2)
Swiss Reinsurance America Corporation ...................          16,691                   46      A+
Odyssey America Reinsurance Corporation .................           4,504                5,594      A
Berkley Insurance Company ...............................           3,542                  994      A
                                                           ---------------  -------------------
     Top five reinsurers ................................  $       80,766   $           41,978
                                                           ===============  ===================
     All reinsurers .....................................  $       93,877   $           50,218
                                                           ===============  ===================
Percentage of total represented by top five reinsurers ..              86%                  84%

---------------------------------------------------------

(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2005.

(2)  Chandler Insurance owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO.  Although Chandler Insurance is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2005, Chandler Insurance had cash and investments, including accrued interest, with a fair value of $28.9 million deposited in a trust account for the benefit of NAICO.


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

      NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments was approximately $1,037,000 and $1,129,000 at December 31, 2004 and 2005,
respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables in the amount that it expects to recover of approximately $2,812,000 and $3,031,000 at December 31, 2004 and 2005,
respectively. NAICO may receive additional guaranty fund assessments in the future related to insolvent insurance companies. At this time, NAICO is unable to estimate the amount and timing of such assessments.

      At December 31, 2005, Chandler USA's subsidiaries were committed under noncancellable operating and capital leases for certain equipment and office space. Rental payments under these leases were $919,000, $825,000 and $780,000 in 2003, 2004 and 2005, respectively. Future minimum lease payments are as follows:

                                                     (In thousands)
                     2006 .......................... $         684
                     2007 ..........................           182
                     2008 ..........................            58
                     2009 ..........................            33
                     2010 ..........................            13
                                                     --------------
                                                     $         970
                                                     ==============

      During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. The sale and leaseback transaction resulted in a deferred gain of $2.0 million which was amortized into income over the final year of the lease, resulting in other income of $1.7 million in 2003 and $368,000 in 2004. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 8.25% at December 31, 2005. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $2.4 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment.
If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.9 million.

      Chandler USA has guaranteed the obligations of Trust I and Trust II. It guarantees payment of distributions and the redemption price of the trust preferred securities until the securities are redeemed in full. The total redemption price of the trust preferred securities is $20.0 million.

NOTE 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term.
During March 2004, the lease was extended for an additional three years.  See
Note 11 to Consolidated Financial Statements for additional information. The bank that participated in the sale and leaseback transaction also established a letter of credit in the amount of $500,000 on behalf of Chandler USA for the benefit of Brown & Brown, Inc. as security in connection with the sale of a subsidiary. Chandler USA paid a fee of $5,000 during 2004 to the bank for issuing the letter of credit. The letter of credit expired on December 31, 2005. A director of NAICO and Chandler USA is an officer and director of the bank that participated in these transactions, and is also a significant shareholder of the bank's holding company. This director is also a director of the bank that Chandler USA and its subsidiaries use as their principal disbursement bank, and is a significant shareholder of the bank's holding company. The balance maintained by Chandler USA and each subsidiary is fully insured by the Federal Deposit Insurance Corporation, and Chandler USA and its subsidiaries pay customary service charges to the bank for the services provided.

      Chandler USA leases and has made certain improvements to a rural property in which certain directors and officers of Chandler USA own interests. Under the lease, no cash rental is paid. Chandler USA drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of Chandler USA's subsidiaries. Chandler USA incurred approximately $336,000, $353,000 and $313,000 in expenses associated with this property during 2003, 2004 and 2005, respectively, including $12,000, $14,000 and $10,000 for reimbursement of certain expenses, such as utility and similar expenses, for the years 2003, 2004 and 2005, respectively.

      Chandler USA and Chandler Insurance are parties to an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2004 and 2005, Chandler USA had a receivable of $10.9 million and $9.4 million, respectively, under the Credit Agreement, and Chandler USA earned $412,000, $439,000 and $614,000 in interest income under the Credit Agreement during 2003, 2004 and 2005, respectively.

NOTE 13. SEGMENT INFORMATION

      Chandler USA has one reportable operating segment for property and casualty insurance. The insurance products reported in the property and casualty segment are underwritten by NAICO and are marketed through independent insurance agencies. NAICO underwrites various lines of property and casualty insurance, including surety bonds and workers compensation insurance. NAICO's main areas of concentration include the construction, manufacturing, oil and gas, trucking, wholesale, service and retail industries along with political subdivisions. The property and casualty segment operates primarily in Oklahoma and Texas, and other surrounding states. Oklahoma accounted for approximately 51%, 51% and 47% of gross written premiums in 2003, 2004 and 2005, respectively, while Texas accounted for approximately 36%, 37% and 36% of gross written premiums during the same years. Management evaluates the property and casualty segment's performance on the basis of growth in gross written premiums and income before income taxes.

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


                                                          YEAR ENDED DECEMBER 31,
                                                     --------------------------------
INSURANCE PROGRAM                                       2003       2004       2005
---------------------------------------------------- ---------- ---------- ----------
                                                              (In thousands)
NET PREMIUMS EARNED
Standard property and casualty ..................... $  45,521  $  54,278  $  54,979
Political subdivisions .............................     8,093      7,269      6,690
Homeowners .........................................         -          -      3,321
Surety bonds .......................................     2,724      1,993        669
Other (1) ..........................................       245        502        401
                                                     ---------- ---------- ----------
                                                     $  56,583  $  64,042  $  66,060
                                                     ========== ========== ==========

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ..................... $  29,650  $  42,901  $  33,512
Political subdivisions .............................     5,722      7,122      4,091
Homeowners .........................................         -          -      1,306
Surety bonds .......................................       911      2,677     (1,704)
Other (1) ..........................................       917      1,081        119
                                                     ---------- ---------- ----------
                                                     $  37,200  $  53,781  $  37,324
                                                     ========== ========== ==========
--------------------------------------

(1)  This category is comprised primarily of the run-off of discontinued programs and
     NAICO's participation in various mandatory workers compensation pools.


NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      A summary of the unaudited quarterly operating results during 2004 and 2005 follows:

                                               First    Second     Third    Fourth     Total
                                              quarter   quarter   quarter   quarter     year
                                             --------- --------- --------- --------- ---------
2004
--------------------------------------------
Net premiums earned ........................ $ 13,872  $ 16,732  $ 17,074  $ 16,364  $ 64,042
Investment income, net .....................    1,238       749       853       837     3,677
Realized investment gains, net .............      463         -         3       186       652
Loss before income taxes ...................     (996)   (4,921)   (1,653)   (3,016)  (10,586)
Net loss ...................................     (580)   (3,297)   (1,178)   (1,949)   (7,004)


2005
--------------------------------------------
Net premiums earned ........................ $ 16,224  $ 16,294  $ 16,726  $ 16,816  $ 66,060
Investment income, net .....................      821       845       880       922     3,468
Realized investment gains, net .............        -         3         -       380       383
Income before income taxes .................    3,370     2,485       460       568     6,883
Net income .................................    2,155     1,595       251       432     4,433



                                    *   *   *   *   *   *   *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholder of Chandler (U.S.A.), Inc.:

We have audited the accompanying consolidated balance sheets of Chandler (U.S.A.), Inc. and subsidiaries ("Chandler USA") as of December 31, 2004 and 2005, and the related consolidated statements of operations, comprehensive income, cash flows and shareholder's equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Chandler USA's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chandler USA at December 31, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ Tullius Taylor Sartain & Sartain LLP

TULLIUS TAYLOR SARTAIN & SARTAIN LLP
Tulsa, Oklahoma
February 10, 2006

                                                                    SCHEDULE I


                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                         SUMMARY OF INVESTMENTS - OTHER
                      THAN INVESTMENTS IN RELATED PARTIES
                             AS OF DECEMBER 31, 2005

                                 (In thousands)


                                                                              AMOUNT AT WHICH
                                                                               SHOWN IN THE
TYPE OF INVESTMENT                                      COST      FAIR VALUE   BALANCE SHEET
-------------------------------------------------   ------------ ------------ ---------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies ..........   $    37,933  $    37,029  $       37,029
Corporate obligations ...........................        27,314       26,455          26,455
Public utilities ................................         6,479        6,333           6,333
Mortgage-backed securities ......................         2,017        1,918           1,918
                                                    ------------ ------------ ---------------
                                                         73,743       71,735          71,735

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock .................................         8,558        9,071           9,071
                                                    ------------ ------------ ---------------
  Total investments .............................   $    82,301  $    80,806  $       80,806
                                                    ============ ============ ===============


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                       (In thousands except share amounts)


                                                                      DECEMBER 31,
                                                                  ---------------------
                                                                     2004       2005
                                                                  ---------- ----------
ASSETS

Cash ............................................................ $      64  $      26
Premiums receivable .............................................         7          -
Amounts due from subsidiaries ...................................     1,276        148
Property and equipment, net .....................................       981        898
Amounts due from related parties ................................    10,891      9,360
Other assets ....................................................     4,479      4,544
Investment in subsidiaries, net .................................    48,381     54,363
                                                                  ---------- ----------
Total assets .................................................... $  66,079  $  69,339
                                                                  ========== ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Accrued taxes and other payables ............................... $   2,288  $   2,054
 Debentures .....................................................     6,979      6,979
 Junior subordinated debentures issued to affiliated trusts .....    20,620     20,620
                                                                  ---------- ----------
Total liabilities ...............................................    29,887     29,653
                                                                  ---------- ----------
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ...........................         2          2
 Paid-in surplus ................................................    60,584     60,584
 Accumulated deficit ............................................   (24,346)   (19,913)
 Accumulated other comprehensive income (loss):
 Unrealized loss on investments held by subsidiary and available
  for sale, net of deferred income taxes ........................       (48)      (987)
                                                                  ---------- ----------
Total shareholder's equity ......................................    36,192     39,686
                                                                  ---------- ----------
Total liabilities and shareholder's equity ...................... $  66,079  $  69,339
                                                                  ========== ==========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                           YEAR ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                         2003       2004       2005
                                                                      ---------- ---------- ----------
Revenues
   Investment income, net ........................................... $      34  $       2  $       3
   Interest income, net from related parties ........................       436        491        670
   Other income .....................................................     5,600      1,370        908
                                                                      ---------- ---------- ----------
     Total revenues .................................................     6,070      1,863      1,581
                                                                      ---------- ---------- ----------
Operating costs and expenses
   General and administrative expenses ..............................     3,175      2,505      2,749
   Interest expense .................................................     2,447      2,385      2,519
                                                                      ---------- ---------- ----------
     Total operating costs and expenses .............................     5,622      4,890      5,268
                                                                      ---------- ---------- ----------
Income (loss) before income tax benefit .............................       448     (3,027)    (3,687)
Federal income tax benefit ..........................................       509      1,137      1,198
                                                                      ---------- ---------- ----------
Net income (loss) before equity
   in net income (loss) of subsidiaries .............................       957     (1,890)    (2,489)
Equity in net income (loss) of subsidiaries .........................     1,017     (5,114)     6,922
                                                                      ---------- ---------- ----------
Net income (loss) ................................................... $   1,974  $  (7,004) $   4,433
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

SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-29
                                                                    SCHEDULE II

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CHANDLER (U.S.A.), INC.
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                        YEAR ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                      2003       2004       2005
                                                                   ---------- ---------- ----------
Operating activities
  Net income (loss) .............................................. $   1,974  $  (7,004) $   4,433
  Add (deduct):
    Adjustments to reconcile net income (loss) to cash
      applied to operating activities:
    Net (income) loss of subsidiaries not distributed to parent ..    (1,017)     5,114     (6,922)
    Net gains on sale of property and equipment ..................    (1,661)      (371)        (7)
    Gain on retirement of debentures .............................    (3,106)       (36)         -
    Amortization and depreciation ................................       221        205        210
    Net change in non-cash balances relating to
      operating activities:
      Premiums receivable ........................................       970          2          7
      Amounts due from subsidiaries ..............................       325        161      1,128
      Other assets ...............................................     1,020       (922)      (121)
      Accrued taxes and other payables ...........................      (334)       581       (234)
      Premiums payable ...........................................    (2,328)         -          -
                                                                   ---------- ---------- ----------
    Cash applied to operating activities .........................    (3,936)    (2,270)    (1,506)
                                                                   ---------- ---------- ----------
Investing activities
  Cost of property and equipment purchased .......................      (471)      (154)      (130)
  Proceeds from sale of property and equipment ...................       100         86         67
  Investment in subsidiary .......................................    (5,620)         -          -
                                                                   ---------- ---------- ----------
    Cash applied to investing activities .........................    (5,991)       (68)       (63)
                                                                   ---------- ---------- ----------
Financing activities
  Shareholder dividend from subsidiaries .........................         -      3,400          -
  Proceeds from issuance of debentures ...........................    20,620          -          -
  Payment on retirement of debentures ............................   (12,782)      (226)         -
  Debt issue costs ...............................................      (711)       (18)         -
  Payments and loans from related parties ........................     2,426      4,602      2,513
  Payments and loans to related parties ..........................    (1,486)    (5,851)      (982)
                                                                   ---------- ---------- ----------
    Cash provided by financing activities ........................     8,067      1,907      1,531
                                                                   ---------- ---------- ----------
Decrease in cash and cash equivalents ............................    (1,860)      (431)       (38)
Cash and cash equivalents at beginning of year ...................     2,355        495         64
                                                                   ---------- ---------- ----------
Cash and cash equivalents at end of year ......................... $     495  $      64  $      26
                                                                   ========== ========== ==========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                    SCHEDULE III

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                 (In thousands)

                                      FUTURE
                                      POLICY                                                       AMORTI-
                                     BENEFITS,            OTHER                         CLAIMS,    ZATION OF              NET
                           DEFERRED   LOSSES,             POLICY                         LOSSES    DEFERRED             PREMIUMS
                            POLICY    CLAIMS            CLAIMS AND             NET        AND       POLICY      OTHER   WRITTEN
                         ACQUISITION AND LOSS  UNEARNED  BENEFITS   PREMIUM  INTEREST  SETTLEMENT ACQUISITION OPERATING   AND
                            COSTS    EXPENSES  PREMIUMS   PAYABLE   REVENUE   INCOME    EXPENSES     COSTS    EXPENSES  ASSUMED
                         ----------- --------- -------- ---------- --------- --------- ---------- ----------- --------- --------
DECEMBER 31, 2003
Property and casualty .. $       165 $  87,768 $ 47,325 $    4,807 $  56,583 $   2,560 $   37,200 $    11,278 $  15,927 $ 51,840
                         =========== ========= ======== ========== ========= ========= ========== =========== ========= ========
DECEMBER 31, 2004
Property and casualty .. $        57 $ 108,233 $ 51,109 $    4,912 $  64,042 $   3,677 $   53,781 $    11,039 $  14,777 $ 70,464
                         =========== ========= ======== ========== ========= ========= ========== =========== ========= ========
DECEMBER 31, 2005
Property and casualty .. $     1,225 $ 109,541 $ 55,034 $    5,684 $  66,060 $   3,468 $   37,324 $    10,671 $  15,284 $ 70,126
                         =========== ========= ======== ========== ========= ========= ========== =========== ========= ========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                    SCHEDULE IV

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                                   REINSURANCE

                             (Dollars in thousands)

                                                                  ASSUMED                    PERCENTAGE
                                                   CEDED TO        FROM                      OF AMOUNT
                                       GROSS         OTHER         OTHER          NET         ASSUMED
                                       AMOUNT      COMPANIES     COMPANIES       AMOUNT        TO NET
                                    ------------  ------------  ------------  ------------  ------------
Year ended December 31, 2003
 Property and casualty ...........  $   118,247   $   (66,604)  $       197   $    51,840          0.38%
                                    ============  ============  ============  ============  ============

Year ended December 31, 2004
 Property and casualty ...........  $   121,146   $   (51,187)  $       505   $    70,464          0.72%
                                    ============  ============  ============  ============  ============

Year ended December 31, 2005
 Property and casualty ...........  $   119,051   $   (50,218)  $     1,293   $    70,126          1.84%
                                    ============  ============  ============  ============  ============


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                     SCHEDULE V

                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                 (In thousands)

                                                   BALANCE AT        PROVISION                           BALANCE
                                                    BEGINNING           FOR                               AT END
                                                    OF PERIOD      NON-COLLECTION      WRITE-OFFS        OF PERIOD
                                                ----------------  ----------------  ----------------  ---------------
Allowance for non-collection of
  premiums receivable:
    2003 ...................................... $           246   $           272   $          (385)  $          133
                                                ================  ================  ================  ===============
    2004 ...................................... $           133   $            42   $           (56)  $          119
                                                ================  ================  ================  ===============
    2005 ...................................... $           119   $           176   $           (72)  $          223
                                                ================  ================  ================  ===============

Allowance for non-collection of reinsurance
  recoverables on paid and unpaid losses:
    2003 ...................................... $         2,767   $           604   $           (57)  $        3,314
                                                ================  ================  ================  ===============
    2004 ...................................... $         3,314   $           282   $          (324)  $        3,272
                                                ================  ================  ================  ===============
    2005 ...................................... $         3,272   $           108   $        (3,206)  $          174
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

                                                                    SCHEDULE VI


                    CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                            SUPPLEMENTAL INFORMATION

                 (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                                 (In thousands)


                                                  DISCOUNT      PAID LOSSES AND
                                                  DEDUCTED      LOSS ADJUSTMENT
                                                FROM RESERVES      EXPENSES
                                               ---------------  ---------------
Year ended December 31, 2003
  Property-casualty .......................... $            -   $       41,048
                                               ===============  ===============
Year ended December 31, 2004
  Property-casualty .......................... $            -   $       38,429
                                               ===============  ===============
Year ended December 31, 2005
  Property-casualty .......................... $            -   $       41,470
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