Form 10-Q
period 2006-03-31
CHANDLER USA INC
filed 2006-05-09
CIK 1083750

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.)

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                        ---                    ---                        ---

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  YES      NO  X
                                                 ---     ---

     The number of common shares, $1.00 par value, of the registrant outstanding on April 30, 2006 was 2,484, which are owned by Chandler Insurance Company, Ltd.

================================================================================

                                                                     PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:
------------------------------
  Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005....  1

  Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 ..........................................  2

  Consolidated Statements of Comprehensive Income for the three months ended March 31, 2006 and 2005....................................  3

  Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005...........................................  4

  Notes to Interim Consolidated Financial Statements .......................  5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
  RESULTS OF OPERATIONS ....................................................  7
  ---------------------

ITEM 4.  CONTROLS AND PROCEDURES ........................................... 11
--------------------------------

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings ................................................ 12

Item 1A.  Risk Factors ..................................................... 12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ...... 12

Item 3.   Defaults Upon Senior Securities .................................. 12

Item 4.   Submission of Matters to a Vote of Security Holders .............. 12

Item 5.   Other Information ................................................ 12

Item 6.   Exhibits ......................................................... 12

Signatures ................................................................. 13

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                        March 31,   December 31,
                                                                                          2006          2005
                                                                                       -----------  ------------
                                                                                       (Unaudited)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $11,768 and $11,789 in 2006 and 2005, respectively) ..... $   11,188   $    11,330
  Unrestricted (amortized cost $60,318 and $61,954 in 2006 and 2005, respectively) ...     58,058        60,405
 Equity securities available for sale, at fair value (cost $7,293 and $8,558 in 2006
  and 2005, respectively) ............................................................      8,095         9,071
                                                                                       -----------  ------------
  Total investments ..................................................................     77,341        80,806
Cash and cash equivalents ($255 and $209 restricted in 2006 and 2005, respectively) ..      8,549         5,510
Premiums receivable, less allowance for non-collection
  of $131 and $223 at 2006 and 2005, respectively ....................................     29,571        28,346
Reinsurance recoverable on paid losses ...............................................      2,807         2,875
Reinsurance recoverable on unpaid losses, less allowance for non-collection
 of $166 and $174 at 2006 and 2005, respectively .....................................     49,144        54,708
Reinsurance recoverable on unpaid losses from related parties ........................     14,364        14,284
Prepaid reinsurance premiums .........................................................     10,177         9,763
Prepaid reinsurance premiums to related parties ......................................     12,077        12,247
Deferred policy acquisition costs ....................................................      1,813         1,225
Property and equipment, net ..........................................................      8,571         8,640
Amounts due from related parties .....................................................      9,045         9,360
State insurance licenses, net ........................................................      3,745         3,745
Other assets .........................................................................     13,301        13,550
                                                                                       -----------  ------------
Total assets ......................................................................... $  240,505   $   245,059
                                                                                       ===========  ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses .......................................... $  102,876   $   109,541
 Unearned premiums ...................................................................     55,326        55,034
 Policyholder deposits ...............................................................      5,342         5,684
 Accrued taxes and other payables ....................................................      5,153         5,221
 Premiums payable ....................................................................      4,093         2,181
 Premiums payable to related parties .................................................        205           113
 Senior debentures ...................................................................      6,979         6,979
 Junior subordinated debentures issued to affiliated trusts ..........................     20,620        20,620
                                                                                       -----------  ------------
  Total liabilities ..................................................................    200,594       205,373
                                                                                       -----------  ------------
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ................................................          2             2
 Paid-in surplus .....................................................................     60,584        60,584
 Accumulated deficit .................................................................    (19,329)      (19,913)
 Accumulated other comprehensive income (loss):
  Unrealized loss on investments available for sale, net of deferred income taxes ....     (1,346)         (987)
                                                                                       -----------  ------------
   Total shareholder's equity ........................................................     39,911        39,686
                                                                                       -----------  ------------
Total liabilities and shareholder's equity ........................................... $  240,505   $   245,059
                                                                                       ===========  ============


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                     PAGE 2
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                                    Three months ended March 31,
                                                                  --------------------------------
                                                                       2006               2005
                                                                  -------------       ------------
Premiums and other revenues
 Direct premiums written and assumed ............................ $     29,535        $    31,661
 Reinsurance premiums ceded .....................................       (6,371)            (5,771)
 Reinsurance premiums ceded to related parties ..................       (6,251)            (7,914)
                                                                  -------------       ------------
  Net premiums written and assumed ..............................       16,913             17,976
 Increase in unearned premiums ..................................          (48)            (1,752)
                                                                  -------------       ------------
  Net premiums earned ...........................................       16,865             16,224

Investment income, net ..........................................          717                669
Interest income, net from related parties .......................          178                152
Realized investment gains, net ..................................           56                  -
Other income ....................................................           47                 64
                                                                  -------------       ------------

  Total premiums and other revenues .............................       17,863             17,109
                                                                  -------------       ------------
Operating costs and expenses
 Losses and loss adjustment expenses, net of amounts
  ceded to related parties of $3,599 and $3,586 in
  2006 and 2005, respectively ...................................       10,115              7,900
 Policy acquisition costs, net of ceding commissions
  received from related parties of $2,365 and $2,979 in
  2006 and 2005, respectively ...................................        3,171              2,352
 General and administrative expenses ............................        2,991              2,871
Interest expense ................................................          655                616
                                                                  -------------       ------------
  Total operating costs and expenses ............................       16,932             13,739
                                                                  -------------       ------------
Income before income taxes ......................................          931              3,370
Federal income tax provision ....................................         (347)            (1,215)
                                                                  -------------       ------------
 Net income ..................................................... $        584        $     2,155
                                                                  =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                              Three months ended March 31,
                                                            --------------------------------
                                                                2006                2005
                                                            -------------       ------------
Net income ...............................................  $        584        $     2,155
                                                            -------------       ------------
Other comprehensive income (loss), before income tax:
 Unrealized losses on securities:
  Unrealized holding losses arising during period ........          (488)            (1,412)
  Less: Reclassification adjustment for gains included
   in net income .........................................           (56)                 -
                                                            -------------       ------------
Other comprehensive income (loss), before income tax .....          (544)            (1,412)
Income tax benefit related to items of other
 comprehensive income (loss) .............................           185                480
                                                            -------------       ------------
Other comprehensive income (loss), net of income tax .....          (359)              (932)
                                                            -------------       ------------
Comprehensive income .....................................  $        225        $     1,223
                                                            =============       ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                               Three months ended March 31,
                                                                              ------------------------------
                                                                                  2006              2005
                                                                              ------------      ------------
OPERATING ACTIVITIES
Net income .................................................................. $       584       $    2,155
 Add (deduct):
 Adjustments to reconcile net income to cash provided by
  (applied to) operating activities:
  Realized investment gains, net ............................................         (56)               -
  Net gains on sale of property and equipment ...............................           -               (5)
  Amortization and depreciation .............................................         343              371
  Provision for non-collection of premiums ..................................           1               11
  Provision for non-collection of reinsurance recoverables ..................          17               20
  Net change in non-cash balances relating to operating activities:
   Premiums receivable ......................................................      (1,226)          (3,611)
   Reinsurance recoverable on paid losses ...................................          43             (882)
   Reinsurance recoverable on paid losses from related parties ..............           -               83
   Reinsurance recoverable on unpaid losses .................................       5,571            8,449
   Reinsurance recoverable on unpaid losses from related parties ............         (80)            (155)
   Prepaid reinsurance premiums .............................................        (414)             103
   Prepaid reinsurance premiums to related parties ..........................         170             (751)
   Deferred policy acquisition costs ........................................        (588)            (383)
   Other assets .............................................................         420            2,076
   Unpaid losses and loss adjustment expenses ...............................      (6,665)         (11,691)
   Unearned premiums ........................................................         292            2,400
   Policyholder deposits ....................................................        (342)             481
   Accrued taxes and other payables .........................................         (68)            (468)
   Premiums payable .........................................................       1,912           (2,381)
   Premiums payable to related parties ......................................          92              554
                                                                              ------------      ------------
  Cash provided by (applied to) operating activities ........................           6            (3,624)
                                                                              ------------      ------------
INVESTING ACTIVITIES
 Unrestricted fixed maturities available for sale:
  Purchases .................................................................        (995)                -
  Maturities ................................................................       2,510               183
 Equity securities available for sale:
  Purchases .................................................................      (2,022)              (25)
  Sales .....................................................................       3,343                 -
 Cost of property and equipment purchased ...................................        (142)              (57)
 Proceeds from sale of property and equipment ...............................          24                32
                                                                              ------------      ------------
  Cash provided by investing activities .....................................       2,718               133
                                                                              ------------      ------------
FINANCING ACTIVITIES
 Payments and loans from related parties ....................................         719               883
 Payments and loans to related parties ......................................        (404)             (338)
                                                                              ------------      ------------
  Cash provided by financing activities .....................................         315               545
                                                                              ------------      ------------
Increase (decrease) in cash and cash equivalents during the period ..........       3,039            (2,946)
Cash and cash equivalents at beginning of period ............................       5,510             6,870
                                                                              ------------      ------------
Cash and cash equivalents at end of period .................................. $     8,549       $     3,924
                                                                              ============      ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year.

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

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 2006            2005
                                             ------------    ------------
                                                    (In thousands)
INSURANCE PROGRAM
--------------------------------------------
NET PREMIUMS EARNED
Standard property and casualty ............. $    13,159     $    14,015
Political subdivisions .....................       1,475           1,777
Homeowners .................................       2,069               -
Surety bonds ...............................          66             312
Other (1) ..................................          96             120
                                             ------------    ------------
                                             $    16,865     $    16,224
                                             ============    ============

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty ............. $     8,030     $     6,456
Political subdivisions .....................         610             857
Homeowners .................................         706               -
Surety bonds ...............................         883             489
Other (1) ..................................        (114)             98
                                             ------------    ------------
                                             $    10,115     $     7,900
                                             ============    ============

--------------------------------------------------------

(1) This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 8.75% at March 31, 2006. Chandler USA has exercised its option to repurchase the equipment at the end of the lease for approximately $2.4 million.

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

NOTE 4.  NEW ACCOUNTING STANDARDS

     In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS") No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140." SFAS 155 amends SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," and SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES." This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, "APPLICATION OF STATEMENT 133 TO BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS." SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133.
SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. Chandler USA does not expect this statement to have a material impact on its consolidated financial statements.

     In March 2006, the FASB isued SFAS No. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT NO. 140." SFAS No. 156 amends SFAS 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES." SFAS 156 requires an entity to separately recognize financial assets as servicing assets or servicing entities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts. The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable. Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for Chandler USA's fiscal year beginning January 1, 2007. Chandler USA does not expect this statement to have a material impact on its consolidated financial statements.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three month periods ended March 31, 2006 and 2005:

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED MARCH 31,           2006           2005           2006           2005
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard property and casualty ... $    22,265    $    23,678    $    13,159    $    14,015
   Political subdivisions ...........       3,990          5,018          1,475          1,777
   Homeowners .......................       2,795              -          2,069              -
   Surety bonds .....................          96            445             66            312
   Other ............................          97            120             96            120
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    29,243    $    29,261    $    16,865    $    16,224
                                      ============   ============   ============   ============


     Gross premiums earned decreased $18,000 or less than 1% in the first quarter of 2006 compared to the first quarter of 2005. Net premiums earned increased $641,000 or 4% in the first quarter of 2006 compared to the first quarter of 2005. Gross and net premiums earned in the homeowners program in the 2006 quarter largely offset the decreases in premiums in the other programs. The homeowners program began in the second quarter of 2005.

     Gross premiums earned in the standard property and casualty program decreased $1.4 million or 6% in the first quarter of 2006 compared to the first quarter of 2005. The decrease was due to a decrease of $1.3 million in workers compensation premiums, primarily in the state of Texas. Gross premiums earned for workers compensation in Oklahoma increased $698,000 in the first quarter, but this was offset by reductions in other states. Net premiums earned decreased $856,000 or 6% in the first quarter of 2006 versus the first quarter of 2005, due primarily to the decrease in gross earned premiums.

     Gross premiums earned in the political subdivisions program decreased $1.0 million or 20% in the first quarter of 2006 compared to the first quarter of 2005 due primarily to increased competition related to Oklahoma school districts. Net premiums earned in the political subdivisions program decreased $302,000 or 17% in the first quarter of 2006 versus the first quarter of 2005. The decrease in net premiums earned was significantly less than the decrease in gross premiums earned because this program has a larger portion of property risks than other programs, and property risks have more reinsurance than other lines of business.

     In the second quarter of 2005, NAICO began writing homeowner and dwelling policies in the state of Texas through a managing general agent. Gross and net premiums earned in the first quarter of 2006 were $2.8 million and $2.1 million, respectively. NAICO is currently reviewing this program and may modify or discontinue this program during 2006.

     Gross premiums earned in the surety bond program decreased $349,000 or 78% in the first quarter of 2006 compared to the first quarter of 2005. Net premiums earned in the surety bond program decreased $246,000 or 79% in the
first quarter of 2006 versus the first quarter of 2005.   NAICO is no longer
actively marketing its surety bond program.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At March 31, 2006, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds, equity securities and mutual funds that invest in equity securities, with approximately 10% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net investment income, excluding interest income from related parties, increased $48,000 or 7% in the first quarter of 2006 versus the first quarter of 2005 due primarily to an increase in cash and invested assets. Cash and invested assets were $85.9 million at March 31, 2006 compared to $82.2 million at March 31, 2005. Net interest income from related parties was $178,000 in the first quarter of 2006 compared to $152,000 in the first quarter of 2005. The increase in 2006 was due to higher interest rates experienced in the 2006 quarter.

     Net realized investment gains were $56,000 in the first quarter of 2006. There were no net realized investment gains in the first quarter of 2005.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 60.0% for the first quarter of 2006 versus 48.7% in the first quarter of 2005. The increase in the 2006 loss ratio was due to an increase in losses in the standard property and casualty program compared to the first quarter of 2005. During 2006, adverse loss development of $1.1 million increased the 2006 loss ratio by 6.6 percentage points. The adverse loss development in the 2006 quarter was due primarily to an increase in surety bond losses for prior accident years. During the first quarter of 2005, NAICO experienced adverse loss development totaling $931,000 which increased the 2005 loss ratio by 5.7 percentage points. The adverse loss development in the 2005 quarter was due primarily to an increase in surety bond losses for prior accident years, and to an increase in workers compensation and casualty losses for schools in the political subdivisions program.

     Weather-related losses from wind and hail totaled $113,000 in the first quarter of 2006 and increased the loss ratio by 0.7 percentage points. Weather-related losses totaled $62,000 in the first quarter of 2005, and increased the 2005 loss ratio by 0.4 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three month periods ended March 31, 2006 and 2005:


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      2006            2005
                                                  ------------    ------------
                                                         (In thousands)
      Commissions expense ....................... $     4,625      $    3,884
      Other premium related assessments .........         281             221
      Premium taxes .............................         647             741
      Excise taxes ..............................          63              79
      Other expense .............................         182             169
                                                  ------------    ------------
      Total direct expenses .....................       5,798           5,094

      Indirect underwriting expenses ............       1,504           1,721
      Commissions received from reinsurers ......      (3,543)         (4,080)
      Adjustment for deferred acquisition costs..        (588)           (383)
                                                  ------------    ------------
      Net policy acquisition costs .............. $     3,171     $     2,352
                                                  ============    ============


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 24.7% for the first quarter of 2006 versus 21.5% for the first quarter of 2005. Commissions expense as a percentage of gross written and assumed premiums was 15.7% for the first quarter of 2006 versus 12.3% for the 2005 quarter. The increase in commissions expense was due primarily to the new homeowners program that began in the second quarter of 2005. This new program has a higher average commission rate than most of the other programs due to the use of a managing general agent who performs certain underwriting, claims and administrative functions.

     Indirect underwriting expenses were 5.1% and 5.4% of total direct written and assumed premiums in the three month periods ended March 31, 2006 and 2005,
respectively.   Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers decreased $537,000 in the first quarter of 2006 compared to the year-ago quarter due primarily to a decrease in reinsurance premiums ceded to related parties.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 10.2% and 9.8% of gross premiums earned in the first quarter of 2006 and 2005, respectively. General and administrative expenses increased $120,000 or 4% in the first quarter of 2006 compared to the 2005 quarter. This increase was due primarily to an increase
in employee related expenses.   General and administrative expenses have
historically not varied in direct proportion to the Company's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense was $655,000 in the first quarter of 2006 compared to $616,000 in the year-ago quarter. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The increase in the 2006 period was due primarily to the increase in interest rates during 2005 and 2006, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 2006, Chandler USA provided $6,000 in cash from operations. Unpaid losses and loss adjustment expenses decreased $6.7 million during the first quarter of 2006, but this was partially offset by a decrease in reinsurance recoverable on unpaid losses of $5.5 million. In the first quarter of 2005, Chandler USA used $3.6 million in cash from operations due primarily to the payment of losses. Unpaid losses and loss adjustment expenses decreased $11.7 million during the first quarter of 2005, but this was partially offset by a decrease in reinsurance recoverable on unpaid losses of $8.3 million. This resulted in a net cash outflow of $3.4 million.

     At March 31, 2006, Chandler USA's parent company, Chandler Insurance Company, Ltd., owed approximately $9.0 million to Chandler USA versus $9.4 million at December 31, 2005 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 8.75% at March 31, 2006. Chandler USA has exercised its option to repurchase the equipment at the end of the lease for approximately $2.4 million.

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

     As of December 31, 2005, NAICO had statutory earned surplus of $9.6 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2006 without the approval of the Oklahoma Department of Insurance is $5.7 million. NAICO did not pay any shareholder dividends to Chandler USA in 2005 or in the first quarter of 2006.

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

     Historically, NAICO has played a significant role in the servicing of debt and other obligations of Chandler USA through the payment of shareholder dividends. These obligations include $7.0 million of 8.75% senior debentures due in 2014, $13.4 million of 9.75% junior subordinated debentures due in 2033, $7.2 million of floating rate junior subordinated debentures due in 2034 and the obligations under the sale and leaseback transaction discussed previously. Management's expectation is that Chandler Insurance or other subsidiaries will be able to meet these obligations in the future. It is possible that dividends from NAICO may be necessary to service Chandler USA's debt obligations. To the extent that the restrictions discussed previously limit NAICO's ability to pay shareholder dividends or other payments to Chandler USA, Chandler USA's ability to satisfy the debt obligations may also be limited.

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

Item 1A.   RISK FACTORS
           ------------
           There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the three months ended March 31, 2006.

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

Date:  May 9, 2006                      CHANDLER (U.S.A.), INC.

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