Form 10-Q
period 2006-06-30
CHANDLER USA INC
filed 2006-08-14
CIK 1083750

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     The number of common shares, $1.00 par value, of the registrant outstanding on July 31, 2006 was 2,484, which are owned by Chandler Insurance Company, Ltd.

================================================================================

                                                                     PAGE i

                             CHANDLER (U.S.A.), INC.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:
------------------------------
Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 ......  1

Consolidated Statements of Operations for the three months
     ended June 30, 2006 and 2005 ..........................................  2

Consolidated Statements of Operations for the six months
     ended June 30, 2006 and 2005 ..........................................  3

Consolidated Statements of Comprehensive Income for the three months ended June 30, 2006 and 2005 ...................................  4

Consolidated Statements of Comprehensive Income for the six
     months ended June 30, 2006 and 2005 ...................................  5

Consolidated Statements of Cash Flows for the six months
     ended June 30, 2006 and 2005 ..........................................  6

Notes to Interim Consolidated Financial Statements .........................  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
    RESULTS OF OPERATIONS .................................................. 10
    ---------------------

ITEM 4.  CONTROLS AND PROCEDURES ........................................... 15
--------------------------------

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings ................................................ 16

Item 1A.  Risk Factors ..................................................... 16

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ...... 16

Item 3.   Defaults Upon Senior Securities .................................. 16

Item 4.   Submission of Matters to a Vote of Security Holders .............. 16

Item 5.   Other Information ................................................ 16

Item 6.   Exhibits ......................................................... 16

Signatures ................................................................. 17

                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)


                                                                                        June 30,    December 31,
                                                                                          2006          2005
                                                                                       -----------  ------------
ASSETS                                                                                 (Unaudited)
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $13,055 and $11,789 in 2006 and 2005, respectively) ..... $   12,310   $    11,330
  Unrestricted (amortized cost $58,774 and $61,954 in 2006 and 2005, respectively) ...     56,129        60,405
 Equity securities at fair value (cost $4,067 and $8,558 in
  2006 and 2005, respectively) .......................................................      4,545         9,071
                                                                                       -----------  ------------
  Total investments ..................................................................     72,984        80,806
Cash and cash equivalents ($268 and $209 restricted in 2006 and 2005, respectively) ..     14,571         5,510
Premiums receivable, less allowance for non-collection
  of $163 and $223 at 2006 and 2005, respectively ....................................     25,601        28,346
Reinsurance recoverable on paid losses, less allowance for
 non-collection of $238 at 2006 ......................................................      3,048         2,875
Reinsurance recoverable on unpaid losses, less allowance for
 non-collection of $158 and $174 at 2006 and 2005, respectively ......................     48,600        54,708
Reinsurance recoverable on unpaid losses from related parties ........................     14,651        14,284
Prepaid reinsurance premiums .........................................................      7,775         9,763
Prepaid reinsurance premiums to related parties ......................................     12,114        12,247
Deferred policy acquisition costs ....................................................      1,902         1,225
Property and equipment, net ..........................................................      8,548         8,640
Amounts due from related parties .....................................................      8,973         9,360
State insurance licenses, net ........................................................      3,745         3,745
Other assets .........................................................................     14,225        13,550
                                                                                       -----------  ------------
Total assets ......................................................................... $  236,737   $   245,059
                                                                                       ===========  ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses .......................................... $  103,901   $   109,541
 Unearned premiums ...................................................................     51,174        55,034
 Policyholder deposits ...............................................................      5,787         5,684
 Accrued taxes and other payables ....................................................      5,898         5,221
 Premiums payable ....................................................................      2,800         2,181
 Premiums payable to related parties .................................................        636           113
 Senior debentures ...................................................................      6,979         6,979
 Junior subordinated debentures issued to affiliated trusts ..........................     20,620        20,620
                                                                                       -----------  ------------
  Total liabilities ..................................................................    197,795   $   205,373
                                                                                       -----------  ------------
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ................................................          2             2
 Paid-in surplus .....................................................................     60,584        60,584
 Accumulated deficit .................................................................    (19,722)      (19,913)
 Accumulated other comprehensive income (loss):
 Unrealized loss on investments available for sale, net of deferred income taxes .....     (1,922)         (987)
                                                                                       -----------  ------------
  Total shareholder's equity .........................................................     38,942        39,686
                                                                                       -----------  ------------
Total liabilities and shareholder's equity ........................................... $  236,737   $   245,059
                                                                                       ===========  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                              Three months ended June 30,
                                                             -----------------------------
                                                                 2006             2005
                                                             ------------     ------------
Premiums and other revenues
 Direct premiums written and assumed ....................... $    25,199      $    24,501
 Reinsurance premiums ceded ................................      (3,477)          (4,759)
 Reinsurance premiums ceded to related parties .............      (6,520)          (5,371)
                                                             ------------     ------------

  Net premiums written and assumed .........................      15,202           14,371
 Decrease in unearned premiums .............................       1,786            1,923
                                                             ------------     ------------
  Net premiums earned ......................................      16,988           16,294

Investment income, net .....................................         779              683
Interest income, net from related parties ..................         191              162
Realized investment gains, net .............................         133                3
Other income ...............................................          95               59
                                                             ------------     ------------
  Total premiums and other revenues ........................      18,186           17,201
                                                             ------------     ------------

Operating costs and expenses
 Losses and loss adjustment expenses, net of amounts
  ceded to related parties of $2,794 and $3,748 in
  2006 and 2005, respectively ..............................      12,053            7,727
 Policy acquisition costs, net of ceding commissions
  received from related parties of $2,483 and $2,046 in
  2006 and 2005, respectively ..............................       2,753            2,838
 General and administrative expenses .......................       3,317            3,522
 Interest expense ..........................................         667              629
                                                             ------------     ------------

  Total operating costs and expenses .......................      18,790           14,716
                                                             ------------     ------------

Income (loss) before income taxes ..........................        (604)           2,485
Federal income tax benefit (provision) .....................         211             (890)
                                                             ------------     ------------
 Net income (loss) ......................................... $      (393)     $     1,595
                                                             ============     ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                              (Amounts in thousands)

                                                                     Six months ended June 30,
                                                                  -------------------------------
                                                                      2006               2005
                                                                  ------------       ------------
Premiums and other revenues
 Direct premiums written and assumed ............................ $    54,734        $    56,162
 Reinsurance premiums ceded .....................................      (9,848)           (10,530)
 Reinsurance premiums ceded to related parties ..................     (12,771)           (13,285)
                                                                  ------------       ------------

  Net premiums written and assumed ..............................      32,115             32,347
 Decrease in unearned premiums ..................................       1,738                171
                                                                  ------------       ------------

  Net premiums earned ...........................................      33,853             32,518

Investment income, net ..........................................       1,496              1,352
Interest income, net from related parties .......................         369                314
Realized investment gains, net ..................................         189                  3
Other income ....................................................         142                123
                                                                  ------------       ------------
  Total premiums and other revenues .............................      36,049             34,310
                                                                  ------------       ------------

Operating costs and expenses
 Losses and loss adjustment expenses, net of amounts
  ceded to related parties of $6,393 and $7,334 in
  2006 and 2005, respectively ...................................      22,168             15,627
 Policy acquisition costs, net of ceding commissions
  received from related parties of $4,848 and $5,025 in
  2006 and 2005, respectively ...................................       5,924              5,190
 General and administrative expenses ............................       6,308              6,393
 Interest expense ...............................................       1,322              1,245
                                                                  ------------       ------------

  Total operating costs and expenses ............................      35,722             28,455
                                                                  ------------       ------------

Income before income taxes ......................................         327              5,855
Federal income tax provision ....................................        (136)            (2,105)
                                                                  ------------       ------------

 Net income ..................................................... $       191        $     3,750
                                                                  ============       ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                   Three months ended June 30,
                                                                  ----------------------------
                                                                      2006            2005
                                                                  ------------    ------------
Net income (loss) ............................................... $      (393)    $     1,595
                                                                  ------------    ------------
Other comprehensive income (loss), before income tax:
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period .......        (740)          1,368
  Less:  Reclassification adjustment for gains included
   in net income (loss) .........................................        (133)             (3)
                                                                  ------------    ------------
Other comprehensive income (loss), before income tax ............        (873)          1,365
Income tax benefit (provision) related to items of other
 comprehensive income (loss) ....................................         297            (464)
                                                                  ------------    ------------
Other comprehensive income (loss), net of income tax ............        (576)            901
                                                                  ------------    ------------
Comprehensive income (loss) ..................................... $      (969)    $     2,496
                                                                  ============    ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                    Six months ended June 30,
                                                                  ----------------------------
                                                                      2006            2005
                                                                  ------------    ------------
Net income ...................................................... $       191     $     3,750
                                                                  ------------    ------------
Other comprehensive loss, before income tax:
 Unrealized losses on securities:
  Unrealized holding losses arising during period ...............      (1,228)            (44)
  Less:  Reclassification adjustment for gains
   included in net income .......................................        (189)             (3)
                                                                  ------------    ------------

Other comprehensive loss, before income tax .....................      (1,417)            (47)
Income tax benefit related to items of other
 comprehensive income ...........................................         482              16
                                                                  ------------    ------------
Other comprehensive loss, net of income tax .....................        (935)            (31)
                                                                  ------------    ------------
Comprehensive income (loss) ..................................... $      (744)    $     3,719
                                                                  ============    ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                           Six months ended June 30,
                                                                          ---------------------------
                                                                              2006           2005
                                                                          ------------   ------------
OPERATING ACTIVITIES
Net income .............................................................. $       191    $     3,750
 Add (deduct):
 Adjustments to reconcile net income to cash provided by
  (applied to) operating activities:
  Realized investment gains, net ........................................        (189)            (3)
  Net gains on sale of property and equipment ...........................          (1)            (5)
  Amortization and depreciation expense .................................         680            737
  Provision for non-collection of premiums ..............................          46             51
  Provision for non-collection of reinsurance recoverables ..............          42             57
  Net change in non-cash balances relating to operating activities:
   Premiums receivable ..................................................       2,699         (1,653)
   Reinsurance recoverable on paid losses ...............................        (231)           343
   Reinsurance recoverable on paid losses from related parties ..........           -             83
   Reinsurance recoverable on unpaid losses .............................       6,124          9,189
   Reinsurance recoverable on unpaid losses from related parties ........        (367)          (965)
   Prepaid reinsurance premiums .........................................       1,988          1,232
   Prepaid reinsurance premiums to related parties ......................         133            755
   Deferred policy acquisition costs ....................................        (677)        (1,024)
   Other assets .........................................................         280          3,042
   Unpaid losses and loss adjustment expenses ...........................      (5,640)       (13,559)
   Unearned premiums ....................................................      (3,860)        (2,159)
   Policyholder deposits ................................................         103            151
   Accrued taxes and other payables .....................................         177             64
   Premiums payable .....................................................         619         (1,612)
   Premiums payable to related parties ..................................         523            140
                                                                          ------------   ------------
  Cash provided by (applied to) operating activities ....................       2,640         (1,386)
                                                                          ------------   ------------
INVESTING ACTIVITIES
 Unrestricted fixed maturities available for sale:
  Purchases .............................................................        (995)        (3,977)
  Sales .................................................................           -          2,091
  Maturities ............................................................       2,635            388
 Equity securities available for sale:
  Purchases .............................................................      (3,178)           (51)
  Sales .................................................................       7,858              -
 Investment in limited partnership ......................................        (502)             -

 Cost of property and equipment purchased ...............................        (330)          (258)
 Proceeds from sale of property and equipment ...........................          46             58
                                                                          ------------   ------------
  Cash provided by (applied to) investing activities ....................       5,534         (1,749)
                                                                          ------------   ------------
FINANCING ACTIVITIES
 Payments and loans from related parties ................................         967          1,408
 Payments and loans to related parties ..................................        (580)          (615)
 Bank loan proceeds .....................................................         500              -
                                                                          ------------   ------------
  Cash provided by financing activities .................................         887            793
                                                                          ------------   ------------
Increase (decrease) in cash and cash equivalents during the period ......       9,061         (2,342)
Cash and cash equivalents at beginning of period ........................       5,510          6,870
                                                                          ------------   ------------
Cash and cash equivalents at end of period .............................. $    14,571    $     4,528
                                                                          ============   ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year.

     The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries that meet consolidation requirements including National American Insurance Company ("NAICO") and Chandler Insurance Managers, Inc. ("CIMI").

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

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          ---------------------------  -------------------------
                                              2006           2005         2006          2005
                                          ------------   ------------  ----------   ------------
                                                              (In thousands)
INSURANCE PROGRAM
-----------------------------------------
NET PREMIUMS EARNED
Standard property and casualty .......... $    13,467    $    13,934   $  26,626    $    27,949
Political subdivisions ..................       1,443          1,700       2,917          3,477
Homeowners ..............................       1,822            449       3,891            449
Surety bonds ............................          44            127         111            439
Other (1) ...............................         212             84         308            204
                                          ------------   ------------  ----------   ------------
                                          $    16,988    $    16,294   $  33,853    $    32,518
                                          ============   ============  ==========   ============
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard property and casualty .......... $     7,368    $     7,801   $  15,398    $    14,257
Political subdivisions ..................         880          1,302       1,489          2,159
Homeowners ..............................       1,308            325       2,013            325
Surety bonds ............................       2,319         (1,313)      3,202           (823)
Other (1) ...............................         178           (388)         66           (291)
                                          ------------   ------------  ----------   ------------
                                          $    12,053    $     7,727   $  22,168    $    15,627
                                          ============   ============  ==========   ============

------------------------------------------------------

(1) This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term.
During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 9.25% at June 30, 2006. Chandler USA has exercised its option to repurchase the equipment at the end of the lease for approximately $2.4 million.

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

NOTE 5.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     During the second quarter of 2006, CIMI purchased two limited partnership units in Basin Drilling #2 LP for $2,000, and purchased 8% cumulative subordinated debentures in the amount of $500,000. The timing of payment of interest and principal on the debentures is subject to various restrictions contained in the cumulative subordinated debenture note. The purpose of the partnership is to own and operate an oil and gas drilling rig.

     CIMI financed the purchase with a $500,000 variable rate bank loan. Principal and interest payments are due on the bank loan in five quarterly installments beginning September 1, 2006. Interest is payable at 1% over New York Prime, which was 9.25% at June 30, 2006.

     The partnership is managed by Basin Management, LLC ("BMLLC") who is the General Partner. A director of NAICO and Chandler USA is the Manager for BMLLC, and is also a director of the bank and a significant shareholder of the bank holding company that provided the bank loan described above.

NOTE 6.  SUBSEQUENT EVENTS

     In October 1999, NAICO provided surety bonds for Gulsby Engineering, Inc. ("Gulsby") in connection with contracts between Gulf Liquids New River Project, LLC ("Gulf Liquids") and Gulsby for the construction of two gas processing plants in Louisiana. During 2001, Gulsby became unable to pay various vendors resulting in payments to vendors by NAICO totaling $20,182,498.53. In August 2001, NAICO filed suit in federal court in Louisiana alleging that Gulf
Liquids had breached its obligations under the bonds by materially altering certain contracts and that, as a result, NAICO was exonerated on the bonds and should recover the amounts paid to vendors. In the fall of 2001, Gulsby and Bay Limited, another contractor with whom Gulsby had entered into a joint venture for the construction of other gas processing plants for Gulf Liquids, filed lawsuits relating to those plants in Houston, Texas. Gulf Liquids filed original actions and counterclaims. NAICO intervened in the Texas lawsuits and, in addition, sued Williams Energy Marketing and Trading (which later became Williams Power Company, Inc.) ("Williams") alleging fraud, breach of contract, tortious interference with contractual relations, conspiracy and alter ego. These claims were asserted against both Gulf Liquids and Williams. Gulf Liquids asserted counterclaims alleging breach of contract against NAICO and requesting contractual and statutory damages ranging from $40 million to $80 million.
The cases were consolidated for trial in the 215th Judicial District Court in Harris County, Texas.

     The trial in the Harris County cases began in late April 2006, and concluded August 1, 2006. The jury found in favor of NAICO and Gulsby, Bay Limited and the joint venture between Gulsby and Bay Limited (Gulsby-Bay Plant Partners) on all counts and fixed damages against Gulf Liquids and Williams totaling $402,568,089.53. The damages determined by the jury included a total of $325 million in punitive damages. Among other findings, the jury found:

1. Williams tortiously interfered with NAICO's contractual relationship with Gulsby and Gulf Liquids; and

2.  Williams fraudulently induced NAICO to issue the surety bonds; and

3.  Williams defrauded NAICO after the bonds were issued; and

4.  Williams' actions were malicious; and

5.  Gulf Liquids fraudulently induced NAICO to issue the surety bonds; and

6.  Gulf Liquids breached its obligations to NAICO under the bonds; and

7. Williams is responsible for the claims against Gulf Liquids because Gulf Liquids is the alter ego of Williams; and

8. There were material alterations (cardinal changes) to the contracts NAICO bonded.

     The amounts the jury found owing to NAICO include $20,182,498.53 in actual damages, against both Gulf Liquids and Williams, $20 million in punitive damages against Gulf Liquids, and $50 million in punitive damages against Williams. The verdicts in favor of Gulsby included $20,941,436 in actual damages against both Gulf Liquids and Williams, $25 million in punitive damages against Gulf Liquids and $60 million in actual damages against Williams.

     NAICO is subrogated to any recovery by Gulsby to the extent of NAICO's losses on the bonds including loss adjustment expenses.

     A significant amount of NAICO's losses on the surety bonds were ceded to various reinsurers and NAICO will be required to reimburse these reinsurers in accordance with the agreements between NAICO and the reinsurers.

     Because the verdicts are recent and the final judgments are not yet defined, Chandler USA is unable to presently assess the ultimate outcome of these matters. Such amounts may be modified or vacated prior to or after entry of judgment. Accordingly, Chandler USA's consolidated financial statements as of June 30, 2006 do not include the results of the jury verdicts from the trial discussed above.

                                                                     PAGE 10
ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and six month periods ended June 30, 2006 and 2005:

                                           GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                        ---------------------------   --------------------------
    THREE MONTHS ENDED JUNE 30,             2006           2005           2006          2005
   -----------------------------------  ------------   ------------   ------------  ------------
                                                             (In thousands)
   Standard property and casualty ....  $    22,503    $    23,458    $    13,467   $    13,934
   Political subdivisions ............        3,880          4,819          1,443         1,700
   Homeowners ........................        2,691            518          1,822           449
   Surety bonds ......................           63            181             44           127
   Other .............................          213             84            212            84
                                        ------------   ------------   ------------  ------------
   TOTAL .............................  $    29,350    $    29,060    $    16,988   $    16,294
                                        ============   ============   ============  ============

                                           GROSS PREMIUMS EARNED         NET PREMIUMS EARNED
                                        ---------------------------   --------------------------
    SIX MONTHS ENDED JUNE 30,               2006           2005           2006          2005
   -----------------------------------  ------------   ------------   ------------  ------------
                                                             (In thousands)
   Standard property and casualty ....  $    44,769    $    47,135    $    26,626   $    27,949
   Political subdivisions ............        7,870          9,836          2,917         3,477
   Homeowners ........................        5,486            518          3,891           449
   Surety bonds ......................          158            625            111           439
   Other .............................          310            206            308           204
                                        ------------   ------------   ------------  ------------
   TOTAL .............................  $    58,593    $    58,320    $    33,853   $    32,518
                                        ============   ============   ============  ============

     Gross premiums earned increased $290,000 or 1% and $273,000 or less than 1% in the second quarter and first six months of 2006, respectively, compared to the 2005 periods. Net premiums earned increased $694,000 or 4% and increased $1.3 million or 4% for the second quarter and first six months of 2006, respectively. Gross and net premiums earned in the homeowners program in the 2006 periods offset the decreases in premiums earned in the other programs. The homeowners program began in the second quarter of 2005. NAICO discontinued this program in the second quarter of 2006 due primarily to increased catastrophe exposure.

     Gross premiums earned in the standard property and casualty program decreased $955,000 or 4% and $2.4 million or 5% in the second quarter and first six months of 2006, respectively, compared to the 2005 periods. Gross premiums earned in Texas decreased $2.1 million and $5.3 million in the second quarter and first six months of 2006, respectively, compared to the 2005 periods while gross premiums earned in Oklahoma increased $813,000 and $2.1 million in the respective periods compared to the 2005 periods. Net premiums earned in this program decreased $467,000 or 3% and $1.3 million or 5% in the second quarter and first six months of 2006, respectively, compared to the 2005 periods, due primarily to the decrease in gross premiums earned.

     Gross premiums earned in the political subdivisions program decreased $939,000 or 19% and $2.0 million or 20% in the second quarter and first six months of 2006, respectively, compared to the 2005 periods. The decrease in gross premiums earned is due primarily to increased competition in the school districts portion of the program in Oklahoma. Net premiums earned in this program decreased $257,000 or 15% and $560,000 or 16% in the second quarter and first six months of 2005, respectively. The decrease in net premiums earned was significantly less than the decrease in gross premiums earned because this program has a larger portion of property risks than other programs, and property risks have more reinsurance than other lines of business.

     In the second quarter of 2005, NAICO began writing homeowner and dwelling policies in the state of Texas through a managing general agent. NAICO discontinued this program during the second quarter of 2006 due primarily to increased catastrophe exposures.

     Gross premiums earned in the surety bond program decreased $118,000 or 65% and $467,000 or 75% in the second quarter and first six months of 2006, respectively, compared to the 2005 periods. Net premiums earned in the surety bond program decreased $83,000 or 65% and $328,000 or 75% in the second quarter and first six months of 2006, respectively. NAICO is no longer actively marketing its surety bond program.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At June 30, 2006, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds, equity securities and mutual funds that invest in equity securities, with approximately 17% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net investment income, excluding interest income from related parties, increased $96,000 or 14% and $144,000 or 11% in the second quarter and first six months of 2006, respectively, due to an increase in invested assets and to higher interest rates in 2006. Cash and invested assets were $87.6 million at June 30, 2006 compared to $85.8 million at June 30, 2005. Net interest income from related parties increased $29,000 or 18% and $55,000 or 18% in the second quarter and first six months of 2006, respectively, due primarily to higher interest rates during 2006.

     Chandler USA had net realized investment gains of $133,000 during the second quarter of 2006 compared to $3,000 during the second quarter of 2005. Net realized investment gains were $189,000 during the first six months of 2006 compared to $3,000 during the first six months of 2005. The net realized gains in 2006 were from sales of equity securities.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 71.0% and 65.5% for the second quarter and first six months of 2006, compared to 47.4% and 48.1% in the corresponding 2005 periods. The increase in the 2006 loss ratios was due primarily to an increase in losses incurred related to prior accident years in the surety bond program, and to an increase in losses in the current accident year in the standard property and casualty program and the political subdivisions program. In the second quarter and first six months of 2006, losses and loss adjustment expenses incurred related to prior accident years were $2.7 million and $3.8 million, respectively, and increased the respective loss ratios by 15.8 and 11.2 percentage points. The adverse loss development during 2006 was due primarily to an increase in surety bond losses in the 2001 accident year which resulted from the settlement of an open bond claim and from a significant increase in legal expenses related to recovery efforts for another bond claim. NAICO ceased marketing its surety bond program in 2005. During 2005, adverse loss development totaling $876,000 and $1.8 million for the second quarter and first six months of 2005, respectively, increased the respective loss ratios by 5.4 and 5.6 percentage points. The adverse loss development in 2005 was due primarily to an increase in losses for prior accident years in the standard property and casualty program and the political subdivisions program. This was partially offset by a reduction in losses for prior accident years in the surety bond program.

     Weather-related losses from wind and hail totaled $446,000 and $559,000 in the second quarter and first six months of 2006 and increased the respective loss ratios by 2.6 and 1.7 percentage points. Weather-related losses totaled $48,000 and $110,000 in the second quarter and first six months of 2005, and increased the respective 2005 loss ratios by less than 1.0 percentage point.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three and six month periods ended June 30, 2006 and 2005:

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                             ----------------------  ----------------------
                                                2006        2005        2006        2005
                                             ----------  ----------  ----------  ----------
                                                             (In thousands)
Commissions expense ........................ $   3,525   $   3,709   $   8,150   $   7,593
Other premium related assessments ..........       221         223         502         444
Premium taxes ..............................       534         585       1,182       1,326
Excise taxes ...............................        65          54         128         133
Other expense ..............................       196         182         378         351
                                             ----------  ----------  ----------  ----------
Total direct expenses ......................     4,541       4,753      10,340       9,847

Indirect underwriting expenses .............     1,496       1,621       2,999       3,342
Commissions received from reinsurers .......    (3,195)     (2,895)     (6,738)     (6,975)
Adjustment for deferred acquisition costs ..       (89)       (641)       (677)     (1,024)
                                             ----------  ----------  ----------  ----------
Net policy acquisition costs ............... $   2,753   $   2,838   $   5,924   $   5,190
                                             ==========  ==========  ==========  ==========


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 24.0% and 24.4% for the second quarter and first six months of 2006, compared to 26.0% and 23.5% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 14.0% and 14.9% in the second quarter and the first six months of 2006 compared to 15.1% and 13.5% in the corresponding 2005 periods.

     Indirect underwriting expenses were 5.9% and 5.5% of total direct written and assumed premiums in the second quarter and first six months of 2006, respectively, compared to 6.6% and 6.0% in the corresponding 2005 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percent of ceded reinsurance premiums were 32.0% and 29.8% in the second quarter and first six months of 2006, respectively, compared to 28.6% and 29.3% in the corresponding 2005 periods. The percentage increase in the second quarter of 2006 is due primarily to an increase in premiums ceded during the second quarter of 2006 under a quota share reinsurance contract with Chandler Insurance Company, Ltd. ("Chandler Insurance"). Quota share reinsurance contracts typically have a ceding commission while excess of loss reinsurance contracts generally do not.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 11.3% and 10.8% of gross premiums earned in the second quarter and first six months of 2006, respectively, compared to 12.1% and 11.0% for the corresponding 2005 periods. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense increased $38,000 and $77,000 in the second quarter and first six months of 2006, respectively, compared to the 2005 periods. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The increase in the 2006 periods was due primarily to the increase in interest rates during 2005 and 2006, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2006, Chandler USA provided $2.6 million in cash from operations. Cash provided by operations included decreases in premiums receivable of $2.7 million and prepaid reinsurance premiums of $2.1 million, and an increase in premiums payable of $1.1 million. These were partially offset by a decrease in unearned premiums of $3.9 million. Unpaid losses and loss adjustment expenses decreased $5.6 million during the first six months of 2006. This was offset by a decrease in reinsurance recoverable on unpaid losses of $5.8 million. In the first six months of 2005, Chandler USA used $1.4 million in cash from operations.

     At June 30, 2006, Chandler Insurance owed approximately $9.0 million to Chandler USA versus $9.4 million at December 31, 2005 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term.
During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 9.25% at June 30, 2006. Chandler USA has exercised its option to repurchase the equipment at the end of the lease for approximately $2.4 million.

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

     As of December 31, 2005, NAICO had statutory earned surplus of $9.6 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2006 without the approval of the Oklahoma Department of Insurance is $5.7 million. NAICO did not pay any shareholder dividends to Chandler USA in 2005 or the first six months of 2006.

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

A.M. BEST RATING

     Effective May 26, 2006, A.M. Best Company affirmed the financial strength rating of B+ (Very Good) and assigned an issuer credit rating (ICR) of "bbb-" to NAICO. Concurrently, A.M. Best has affirmed the ICR of "bb-" of NAICO's parent, Chandler USA, and the debt rating of "bb-" on Chandler USA's 8.75% senior unsecured debentures due 2014. A.M. Best's outlook for all ratings remains negative.

     As reported by A.M. Best, these rating actions reflect NAICO's capitalization and management's corrective actions in recent years, including significantly increasing rates, reducing exposures, improving risk selection and tightening policy terms and conditions. Offsetting the positive rating factors has been the occurrence of adverse loss reserve development between 2001 and 2005. Although the majority of the adverse development during this period impacted accident years 1997 through 2001, more recent accident years began to develop adversely in 2005.

RECENT EVENTS

     See Note 6 of Notes to Interim Consolidated Financial Statements for a discussion of a favorable jury verdict in civil litigation regarding certain surety bond claims.

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

PART II.                        OTHER INFORMATION
                                -----------------

Item 1.   Legal Proceedings
          -----------------
          Chandler USA and its subsidiaries are not parties to any material litigation other than as is routinely encountered in their respective business activities. While the outcome of these matters cannot be predicted with certainty, Chandler USA does not expect these matters to have a material adverse effect on its financial condition, results of operations or cash flows. See Note 6 of Notes to Interim Consolidated Financial Statements for a discussion of a favorable jury verdict in civil litigation regarding certain surety bond claims.

Item 1A.  Risk Factors
          ------------
          There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------
          None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Effective May 9, 2006, Chandler USA's sole shareholder, Chandler Insurance, re-elected the following individuals to serve on Chandler USA's Board of Directors:

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

Date:  August 3, 2006                  CHANDLER (U.S.A.), INC.


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

                                       By:  /s/ Mark C. Hart
                                            -----------------------------------
                                            Mark C. Hart
                                            Sr. Vice President - Finance, Chief
                                            Financial Officer and Treasurer
                                            (Principal Accounting Officer)