Form 10-Q
period 2006-09-30
CHANDLER USA INC
filed 2006-11-13
CIK 1083750

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                      -----------------------------------

                                   FORM 10-Q

          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer    Accelerated filer    Non-accelerated filer X
                         ---                  ---                      ---

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). YES      NO  X
                                                ---     ---

     The number of common shares, $1.00 par value, of the registrant outstanding on October 31, 2006 was 2,484, which are owned by Chandler Insurance Company, Ltd.

-------------------------------------------------------------------------------

                                                                      Page i

                            CHANDLER (U.S.A.), INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:
------------------------------
Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 ...1

Consolidated Statements of Operations for the three months
     ended September 30, 2006 and 2005 .......................................2

Consolidated Statements of Operations for the nine months
     ended September 30, 2006 and 2005 .......................................3

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2006 and 2005 ................................4

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2006 and 2005 ................................5

Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2006 and 2005 .......................................6

Notes to Interim Consolidated Financial Statements ...........................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS ..............................................10
         ---------------------

ITEM 4.  CONTROLS AND PROCEDURES ............................................16
--------------------------------

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings ...............................................16

Item 1A.    Risk Factors ....................................................16

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds .....16

Item 3.     Defaults Upon Senior Securities .................................16

Item 4.     Submission of Matters to a Vote of Security Holders .............16

Item 5.     Other Information ...............................................16

Item 6.     Exhibits ........................................................16

Signatures ..................................................................17

                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)

                                                                                         September 30,    December 31,
                                                                                             2006             2005
                                                                                         -------------    ------------
ASSETS                                                                                    (Unaudited)
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $10,844 and $11,789 in 2006 and 2005, respectively).........$     10,473     $    11,330
  Unrestricted (amortized cost $60,762 and $61,954 in 2006 and 2005, respectively).......      59,060          60,405
 Equity securities at fair value (cost $1,142 and $8,558 in 2006 and 2005,
  respectively)..........................................................................       1,455           9,071
                                                                                         -------------    ------------
  Total investments......................................................................      70,988          80,806
Cash and cash equivalents ($292 and $209 restricted in 2006 and 2005, respectively)......      14,075           5,510
Premiums receivable, less allowance for non-collection of $174 and $223 at
 2006 and 2005, respectively.............................................................      28,311          28,346
Reinsurance recoverable on paid losses...................................................       1,585           2,875
Reinsurance recoverable on paid losses from related parties..............................         155               -
Reinsurance recoverable on unpaid losses, less allowance for non-collection of
 $139 and $174 at 2006 and 2005, respectively............................................      28,754          54,708
Reinsurance recoverable on unpaid losses from related parties............................      14,721          14,284
Prepaid reinsurance premiums.............................................................       8,288           9,763
Prepaid reinsurance premiums to related parties..........................................      12,862          12,247
Deferred policy acquisition costs........................................................         996           1,225
Property and equipment, net..............................................................       8,426           8,640
Amounts due from related parties.........................................................       9,798           9,360
State insurance licenses, net............................................................       3,745           3,745
Other assets.............................................................................      19,158          13,550
                                                                                         -------------    ------------
Total assets.............................................................................$    221,862     $   245,059
                                                                                         =============    ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses..............................................$     85,911     $   109,541
 Unearned premiums.......................................................................      52,664          55,034
 Policyholder deposits...................................................................       5,966           5,684
 Accrued taxes and other payables........................................................       5,482           5,221
 Premiums payable........................................................................       2,662           2,181
 Premiums payable to related parties.....................................................           -             113
 Debentures..............................................................................       6,979           6,979
 Junior subordinated debentures issued to affiliated trusts..............................      20,620          20,620
                                                                                         -------------    ------------
  Total liabilities......................................................................     180,284         205,373
                                                                                         -------------    ------------
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding....................................................           2               2
 Paid-in surplus.........................................................................      60,584          60,584
 Accumulated deficit.....................................................................     (17,847)        (19,913)
 Accumulated other comprehensive income (loss):
 Unrealized loss on investments available for sale, net of deferred income taxes.........      (1,161)           (987)
                                                                                         -------------    ------------
  Total shareholder's equity.............................................................      41,578          39,686
                                                                                         -------------    ------------
 Total liabilities and shareholder's equity..............................................$    221,862     $   245,059
                                                                                         =============    ============

See accompanying Notes to Interim Consolidated Financial Statements.

                           CHANDLER (U.S.A.), INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                            (Amounts in thousands)

                                                             Three months ended September 30,
                                                             --------------------------------
                                                                  2006              2005
                                                             ---------------   --------------
Premiums and other revenues
    Direct premiums written and assumed..................... $       30,096    $      35,156
    Reinsurance premiums ceded..............................         (6,643)          (7,862)
    Reinsurance premiums ceded to related parties...........         (7,195)          (7,224)
                                                             ---------------   --------------

       Net premiums written and assumed.....................         16,258           20,070
    Decrease in unearned premiums...........................           (229)          (3,344)
                                                             ---------------   --------------
       Net premiums earned..................................         16,029           16,726

Investment income, net......................................          7,158              705
Interest income, net from related parties...................            208              175
Realized investment gains, net..............................            352                -
Other income................................................             74               76
                                                             ---------------   --------------
    Total premiums and other revenues.......................         23,821           17,682
                                                             ---------------   --------------

Operating costs and expenses
    Losses and loss adjustment expenses, net of amounts
       ceded to related parties of $4,175 and $3,025 in
       2006 and 2005, respectively..........................         13,789           11,073
    Policy acquisition costs, net of ceding commissions
       received from related parties of $2,735 and $2,928 in
       2006 and 2005, respectively..........................          3,225            2,326
    General and administrative expenses.....................          3,385            3,183
    Interest expense........................................            685              640
                                                             ---------------   --------------
       Total operating costs and expenses...................         21,084           17,222
                                                             ---------------   --------------

Income before income taxes..................................          2,737              460
Federal income tax provision................................           (862)            (209)
                                                             ---------------   --------------
    Net income.............................................. $        1,875    $         251
                                                             ===============   ==============

See accompanying Notes to Interim Consolidated Financial Statements.

                           CHANDLER (U.S.A.), INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                           (Amounts in thousands)

                                                              Nine months ended September 30,
                                                              -------------------------------
                                                                   2006             2005
                                                              --------------   --------------
Premiums and other revenues
    Direct premiums written and assumed...................... $      84,830    $      91,318
    Reinsurance premiums ceded...............................       (16,491)         (18,392)
    Reinsurance premiums ceded to related parties............       (19,966)         (20,509)
                                                              --------------   --------------
       Net premiums written and assumed......................        48,373           52,417
    Increase (decrease) in unearned premiums.................         1,509           (3,173)
                                                              --------------   --------------
       Net premiums earned...................................        49,882           49,244

Investment income, net.......................................         8,654            2,057
Interest income, net from related parties....................           577              489
Realized investment gains, net...............................           541                3
Other income.................................................           216              199
                                                              --------------   --------------
    Total premiums and other revenues........................        59,870           51,992
                                                              --------------   --------------
Operating costs and expenses
    Losses and loss adjustment expenses, net of amounts
       ceded to related parties of $10,568 and $10,359 in
       2006 and 2005, respectively...........................        35,957           26,700
    Policy acquisition costs, net of ceding commissions
       received from related parties of $7,583 and $7,953 in
       2006 and 2005, respectively...........................         9,149            7,516
    General and administrative expenses......................         9,693            9,576
    Interest expense.........................................         2,007            1,885
                                                              --------------   --------------
       Total operating costs and expenses....................        56,806           45,677
                                                              --------------   --------------
Income before income taxes...................................         3,064            6,315
Federal income tax provision.................................          (998)          (2,314)
                                                              --------------   --------------
    Net income............................................... $       2,066    $       4,001
                                                              ==============   ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                           CHANDLER (U.S.A.), INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (Unaudited)
                           (Amounts in thousands)

                                                                   Three months ended September 30,
                                                                   --------------------------------
                                                                        2006              2005
                                                                   ---------------   --------------
Net income........................................................ $        1,875    $         251
                                                                   ---------------   --------------
Other comprehensive income (loss), before income tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period......          1,505             (805)
     Less:  Reclassification adjustment for gains included in
       net income.................................................           (352)               -
                                                                   ---------------   --------------
Other comprehensive income (loss), before income tax..............          1,153             (805)
Income tax benefit (provision) related to items of other
   comprehensive income (loss)....................................           (392)             274
                                                                   ---------------   --------------
Other comprehensive income (loss), net of income tax..............            761             (531)
                                                                   ---------------   --------------
Comprehensive income (loss)....................................... $        2,636    $        (280)
                                                                   ===============   ==============

See accompanying Notes to Interim Consolidated Financial Statements.

                           CHANDLER (U.S.A.), INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (Unaudited)
                           (Amounts in thousands)

                                                                      Nine months ended September 30,
                                                                     --------------------------------
                                                                          2006              2005
                                                                     ---------------   --------------
Net income.......................................................... $        2,066    $       4,001
                                                                     ---------------   --------------
Other comprehensive loss, before income tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period........            277             (849)
     Less:  Reclassification adjustment for gains included in
       net income...................................................           (541)              (3)
                                                                     ---------------   --------------
Other comprehensive loss, before income tax.........................           (264)            (852)
Income tax benefit related to items of other comprehensive income...             90              290
                                                                     ---------------   --------------
Other comprehensive loss, net of income tax.........................           (174)            (562)
                                                                     ---------------   --------------
Comprehensive income................................................ $        1,892    $       3,439
                                                                     ===============   ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                           CHANDLER (U.S.A.), INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Amounts in thousands)

                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                           2006             2005
                                                                      --------------   --------------
OPERATING ACTIVITIES
Net income........................................................... $       2,066    $       4,001
 Add (deduct):
 Adjustments to reconcile net income to cash
  applied to operating activities:
  Realized investment gains, net.....................................          (541)              (3)
  Net gains (losses) on sale of property and equipment...............             5               (2)
  Amortization and depreciation expense..............................         1,024            1,114
  Provision for non-collection of premiums...........................            81              106
  Provision for non-collection of reinsurance recoverables...........            75              102
  Net change in non-cash balances relating to operating activities:
   Premiums receivable...............................................           (46)          (4,937)
   Reinsurance recoverable on paid losses............................         1,180           (1,207)
   Reinsurance recoverable on paid losses from related parties.......          (155)              83
   Reinsurance recoverable on unpaid losses..........................        25,989           (7,684)
   Reinsurance recoverable on unpaid losses from related parties.....          (437)          (1,260)
   Prepaid reinsurance premiums......................................         1,475           (1,064)
   Prepaid reinsurance premiums to related parties...................          (615)             191
   Deferred policy acquisition costs.................................           229             (626)
   Other assets......................................................        (5,058)           3,202
   Unpaid losses and loss adjustment expenses........................       (23,630)           4,403
   Unearned premiums.................................................        (2,370)           4,046
   Policyholder deposits.............................................           282              312
   Accrued taxes and other payables..................................          (158)          (1,885)
   Premiums payable..................................................           481           (1,298)
   Premiums payable to related parties...............................          (113)              65
                                                                      --------------   --------------
  Cash applied to operating activities...............................          (236)          (2,341)
                                                                      --------------   --------------

INVESTING ACTIVITIES
 Unrestricted fixed maturities available for sale:
  Purchases..........................................................          (995)          (3,976)
  Sales..............................................................             -            2,091
  Maturities.........................................................         2,726              622
 Equity securities available for sale:
  Purchases..........................................................        (3,178)             (78)
  Sales..............................................................        11,135                -
 Cost of property and equipment purchased............................          (415)            (389)
 Proceeds from sale of property and equipment........................            49               70
 Investment in limited partnership...................................          (502)               -
                                                                      --------------   --------------
  Cash provided by (applied to) investing activities.................         8,820           (1,660)
                                                                      --------------   --------------

FINANCING ACTIVITIES
 Payments and loans from related parties.............................         1,260            1,921
 Payments and loans to related parties...............................        (1,698)            (806)
 Bank loan proceeds..................................................           500                -
 Payments on bank loan...............................................           (81)               -
                                                                      --------------   --------------
  Cash provided by (applied to) financing activities.................           (19)           1,115
                                                                      --------------   --------------
Increase (decrease) in cash and cash equivalents during the period...         8,565           (2,886)

Cash and cash equivalents at beginning of period.....................         5,510            6,870
                                                                      --------------   --------------
Cash and cash equivalents at end of period........................... $      14,075    $       3,984
                                                                      ==============   ==============

See accompanying Notes to Interim Consolidated Financial Statements.

                           CHANDLER (U.S.A.), INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                 (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year.

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

                                                   THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------  -------------------------------
                                                        2006              2005            2006             2005
                                                   --------------    --------------  --------------   --------------
                                                                             (In thousands)

    INSURANCE PROGRAM
    -----------------------------------------------
     NET PREMIUMS EARNED
     Standard property and casualty............... $      13,832     $      13,619   $      40,458    $      41,568
     Political subdivisions ......................         1,211             1,687           4,128            5,164
     Homeowners ..................................           819             1,200           4,710            1,649
     Surety bonds.................................            39               121             150              561
     Other (1)....................................           128                99             436              302
                                                   --------------    --------------  --------------   --------------
                                                   $      16,029     $      16,726   $      49,882    $      49,244
                                                   ==============    ==============  ==============   ==============
     LOSSES AND LOSS ADJUSTMENT EXPENSES
     Standard property and casualty............... $      17,822     $      10,518   $      33,220    $      24,775
     Political subdivisions.......................           429               996           1,918            3,155
     Homeowners...................................           440               305           2,453              630
     Surety bonds.................................        (4,958)             (897)         (1,756)          (1,720)
     Other (1)....................................            56               151             122             (140)
                                                   --------------    --------------  --------------   --------------
                                                   $      13,789     $      11,073   $      35,957    $      26,700
                                                   ==============    ==============  ==============   ==============


-----------------------------------------------------------------

(1) This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 3.  LITIGATION

     In October 1999, NAICO provided surety bonds for Gulsby Engineering, Inc. ("Gulsby") in connection with contracts between Gulf Liquids New River Project, LLC ("Gulf Liquids") and Gulsby for the construction of two gas processing plants in Louisiana. During 2001, Gulsby became unable to pay various vendors resulting in payments to vendors by NAICO totaling $20,182,499. In August 2001, NAICO filed suit in federal court in Louisiana alleging that Gulf Liquids had breached its obligations under the bonds by materially altering certain contracts and that, as a result, NAICO was exonerated on the bonds and should recover the amounts paid to vendors. In the fall of 2001, Gulsby and Bay Limited, another contractor with whom Gulsby had entered into a joint venture for the construction of other gas processing plants for Gulf Liquids, filed lawsuits relating to those plants in Houston, Texas. Gulf Liquids filed original actions and counterclaims. NAICO intervened in the Texas lawsuits and, in addition, sued Williams Energy Marketing and Trading (which later became Williams Power Company, Inc.) ("Williams") alleging fraud, breach of contract, tortious interference with contractual relations, conspiracy and alter ego. These claims were asserted against both Gulf Liquids and Williams. Gulf Liquids asserted counterclaims alleging breach of contract against NAICO and requesting contractual and statutory damages ranging from $40 million to $80 million. The cases were consolidated for trial in the 215th Judicial District Court in Harris County, Texas.

     The trial in the Harris County cases began in late April 2006, and concluded August 1, 2006. The jury found in favor of NAICO and Gulsby, Bay Limited and the joint venture between Gulsby and Bay Limited ("Gulsby-Bay Plant Partners") on all counts and fixed damages against Gulf Liquids and Williams totaling $402,568,089.53. The damages determined by the jury included a total of $325 million in punitive damages. Among other findings, the jury found:

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

     The amounts the jury found owing to NAICO include $20,182,499 in actual damages, against both Gulf Liquids and Williams, $20 million in punitive damages against Gulf Liquids, and $50 million in punitive damages against Williams. The verdicts in favor of Gulsby included $20,941,436 in actual damages against both Gulf Liquids and Williams, $25 million in punitive damages against Gulf Liquids and $60 million in punitive damages against Williams.

     NAICO is subrogated to any recovery by Gulsby to the extent of NAICO's losses on the bonds including loss adjustment expenses with interest from the date the losses and loss expenses were paid.

     A significant amount of NAICO's losses on the surety bonds were ceded to various reinsurers and NAICO will be required to reimburse these reinsurers in accordance with the agreements between NAICO and the reinsurers.

     On October 30, 2006, NAICO filed its Motion for Entry of Judgment requesting that the Trial Court enter judgment on the jury verdicts for a total of $100,577,559 plus court costs and anticipated attorney fees for appeals. This request for judgment will be reviewed by the Trial Court and a judgment entered after the Trial Court has considered objections by Williams and Gulf Liquids. Of the total requested judgment, $70,000,000 is punitive damages and $8,328,824 is prejudgment interest through November 1, 2006. Prejudgment interest accrues at the rate of $4,561 per day based upon an 8.25% interest rate. NAICO has requested attorney fees of $4,566,236 through entry of judgment. This request for attorney fees does not include amounts paid on behalf of Gulsby for which Gulsby has agreed to indemnify NAICO. Gulsby will file a separate motion for judgment that will include a request for these fees. The request for judgment takes into account mandatory credits for a pre-verdict settlement with parties other than Williams and Gulf Liquids. NAICO expects the Trial Court to enter judgment based upon its request during the fourth quarter of 2006 or the first quarter of 2007. When entering judgment, the Court may enter judgment based upon NAICO's request or may enter a different judgment. After judgment is entered, all parties may file post-judgment motions. Following the Court's rulings on post-judgment motions, all parties may appeal all or any of those rulings or judgments.

     During the third quarter of 2006, NAICO recorded a partial recovery and increased the estimated recovery on the surety bond claims related to the construction of the two gas processing plants which resulted in a decrease in losses and loss adjustment expenses incurred of $4.7 million. In addition, unpaid losses and loss adjustment expenses decreased $20.2 million, reinsurance recoverable on unpaid losses and loss adjustment expenses decreased $16.8 million, and reinsurance recoverable on paid losses and loss adjustment expenses decreased $1.2 million. NAICO also recorded $6.3 million of accrued interest income for its estimate of prejudgment interest through September 30, 2006. Prejudgment interest will continue to accrue at 8.25%.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 9.25% at September 30, 2006. Chandler USA has exercised its option to repurchase the equipment at the end of the lease for approximately $2.4 million.

     Chandler USA has guaranteed the obligations of Chandler Capital Trust I and Chandler Capital Trust II (the "Capital Trusts"). The Capital Trusts are wholly owned non-consolidated subsidiaries of Chandler USA that have a total of $20 million of trust preferred securities outstanding. Chandler USA guarantees payment of distributions and the redemption price of the trust preferred securities until the securities are redeemed in full.

NOTE 5.  NEW ACCOUNTING STANDARDS

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

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS No. 156 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 156 requires an entity to separately recognize financial assets as servicing assets or servicing entities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts. The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable. Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for Chandler USA's fiscal year beginning January 1, 2007. Chandler USA does not expect this statement to have a material impact on its consolidated financial statements.

     In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Fin 48 provides guidance regarding the recognition, measurement, presentation and disclosure of a tax position taken or expected to be taken in a tax return as well as the derecognition of a tax position previously recognized in the financial statements. Chandler USA will be required to adopt FIN 48 as of January 1, 2007. Chandler USA does not expect this statement to have a material impact on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Chandler USA will be required to adopt SFAS No. 157 as of January 1, 2008. Chandler USA does not expect this statement to have a material impact on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires the company to recognize the funded status of its defined benefit postretirement plans as an asset or liability in its financial statements. In addition, the statement eliminates the use of a measurement date that is different than the date of the company's year-end financial statements. Chandler USA will be required to adopt SFAS No. 158 as of December 31, 2006. Chandler USA does not expect this statement to have a material impact on its consolidated financial statements.

NOTE 6.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

     CIMI financed the purchase with a $500,000 variable rate bank loan. Principal and interest payments are due on the bank loan in five quarterly installments beginning September 1, 2006. Interest is payable at 1% over New York Prime, which was 9.25% at September 30, 2006.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and nine month periods ended September 30, 2006 and 2005:


                                             GROSS PREMIUMS EARNED   NET PREMIUMS EARNED
                                             ---------------------  ---------------------
   THREE MONTHS ENDED SEPTEMBER 30,             2006       2005        2006       2005
   ----------------------------------------- ---------- ----------  ---------- ----------
                                                            (In thousands)

   Standard property and casualty........... $  23,091  $  22,588   $  13,832  $  13,619
   Political subdivisions...................     3,406      4,596       1,211      1,687
   Homeowners...............................     1,924      1,494         819      1,200
   Surety bonds.............................        57        172          39        121
   Other....................................       128        101         128         99
                                             ---------- ----------  ---------- ----------
   TOTAL.................................... $  28,606  $  28,951   $  16,029  $  16,726
                                             ========== ==========  ========== ==========


                                             GROSS PREMIUMS EARNED   NET PREMIUMS EARNED
                                             ---------------------  ---------------------
   NINE MONTHS ENDED SEPTEMBER 30,              2006       2005        2006       2005
   ----------------------------------------- ---------- ----------  ---------- ----------
                                                            (In thousands)

   Standard property and casualty........... $  67,860  $  69,723   $  40,458  $  41,568
   Political subdivisions...................    11,276     14,432       4,128      5,164
   Homeowners...............................     7,410      2,012       4,710      1,649
   Surety bonds.............................       215        798         150        561
   Other....................................       438        307         436        302
                                             ---------- ----------  ---------- ----------
   TOTAL.................................... $  87,199  $  87,272   $  49,882  $  49,244
                                             ========== ==========  ========== ==========

     Gross premiums earned decreased $345,000 or 1% and $73,000 or less than 1% in the third quarter and first nine months of 2006, respectively, compared to the 2005 periods. Net premiums earned decreased $697,000 or 4% and increased $638,000 or 1% for the third quarter and first nine months of 2006, respectively.

     Gross premiums earned in the standard property and casualty program increased $503,000 or 2% and decreased $1.9 million or 3% in the third quarter and first nine months of 2006, respectively, compared to the 2005 periods. Gross premiums earned in Texas decreased $1.6 million and $6.8 million in the third quarter and first nine months of 2006, respectively, compared to the 2005 periods while gross premiums earned in Oklahoma increased $1.2 million and $3.3 million in the respective periods compared to the 2005 periods. The decrease in Texas premiums was due primarily to a reduction in the number of agents producing this business for NAICO, as NAICO has been focusing on increasing premium production in the Oklahoma market. Net premiums earned in this program increased $213,000 or 2% and decreased $1.1 million or 3% in the third quarter and first nine months of 2006, respectively, compared to the 2005 periods.

     Gross premiums earned in the political subdivisions program decreased $1.2 million or 26% and $3.2 million or 22% in the third quarter and first nine months of 2006, respectively, compared to the 2005 periods. The decrease in gross premiums earned is due primarily to increased competition in the school districts portion of the program in Oklahoma. Net premiums earned in this program decreased $476,000 or 28% and $1.0 million or 20% in the third quarter and first nine months of 2006, respectively. The decrease in net premiums earned was significantly less than the decrease in gross premiums earned because this program has a larger portion of property risks than other programs, and property risks have more reinsurance than other lines of business.

     In 2005, NAICO began writing homeowner and dwelling policies in the state of Texas through a managing general agent. Gross premiums earned in this program increased $430,000 or 29% and $5.4 million or 268% in the third quarter and first nine months of 2006, respectively, compared to the 2005 periods. Net premiums earned decreased $381,000 or 32% and increased $3.1 million or 186% in the third quarter and first nine months of 2006, respectively. The decrease in net premiums earned in the third quarter of 2006 was due to an increase in the cost of reinsurance covering catastrophic exposures. NAICO discontinued this program during the second quarter of 2006 due primarily to increased catastrophe exposures and will runoff the business it has written.

     Gross premiums earned in the surety bond program decreased $115,000 or 67% and $583,000 or 73% in the third quarter and first nine months of 2006, respectively, compared to the 2005 periods. Net premiums earned in the surety bond program decreased $82,000 or 68% and $411,000 or 73% in the third quarter and first nine months of 2006, respectively. NAICO is no longer actively marketing its surety bond program.

LITIGATION

     On August 1, 2006, a jury trial concluded in Harris County, Texas, related to the construction of two gas processing plants in Louisiana. NAICO had provided surety bonds in connection with the construction of these plants. The amounts the jury found owing to NAICO include approximately $20.2 million in actual damages and $70.0 million in punitive damages. See Note 3 of Notes to Interim Consolidated Financial Statements for a discussion of this jury verdict.

     On October 30, 2006, NAICO filed its Motion for Entry of Judgment requesting that the Trial Court enter judgment for a total of $100.6 million plus court costs and anticipated attorney fees for appeals. This amount includes $70.0 million in punitive damages, $8.3 million in prejudgment interest through October 31, 2006, and attorney fees of $4.6 million through entry of judgment. NAICO expects the Trial Court to enter judgment based upon its request during the fourth quarter of 2006 or the first quarter of 2007. When entering judgment, the Court may enter judgment based upon NAICO's request or may enter a different judgment.

     During the third quarter of 2006, NAICO recorded a partial recovery and increased the estimated recovery on the surety bond claims related to the construction of the two gas processing plants which resulted in a decrease in losses and loss adjustment expenses incurred of $4.7 million. In addition, unpaid losses and loss adjustment expenses decreased $20.2 million, reinsurance recoverable on unpaid losses and loss adjustment expenses decreased $16.8 million, and reinsurance recoverable on paid losses and loss adjustment expenses decreased $1.2 million. NAICO also recorded $6.3 million of accrued interest income for its estimate of prejudgment interest through September 30, 2006. Prejudgment interest will continue to accrue at 8.25%.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At September 30, 2006, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds, equity securities and mutual funds that invest in equity securities, with approximately 17% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net investment income included $6.3 million in prejudgment interest income accrued for a favorable jury verdict in civil litigation regarding certain surety bond claims in the third quarter of 2006. See "LITIGATION" and Note 3 of Notes to Interim Consolidated Financial Statements for a discussion of this jury verdict. Net investment income, excluding interest income from this jury verdict and from related parties, increased $129,000 or 18% and $273,000 or 13% in the third quarter and first nine months of 2006, respectively, due to an increase in invested assets and to higher interest rates in 2006. Cash and invested assets were $85.1 million at September 30, 2006 compared to $84.1 million at September 30, 2005. Net interest income from related parties increased $33,000 or 19% and $88,000 or 18% in the third quarter and first nine months of 2006, respectively, due primarily to higher interest rates during 2006.

     Chandler USA had net realized investment gains of $352,000 during the third quarter of 2006. There were no net realized investment gains during the third quarter of 2005. Net realized investment gains were $541,000 during the first nine months of 2006 compared to $3,000 during the first nine months of 2005. The net realized gains in 2006 were from sales of equity securities.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 86.0% and 72.1% for the third quarter and first nine months of 2006, compared to 66.2% and 54.2% in the corresponding 2005 periods. The increase in the 2006 loss ratios was due primarily to an increase in losses incurred in the current and the 2005 accident years in the standard property and casualty program. In the third quarter and first nine months of 2006, losses and loss adjustment expenses incurred related to prior accident years were $958,000 and $4.8 million, respectively, and increased the respective loss ratios by 6.0 and 9.7 percentage points. An increase in losses incurred in the 2005 accident year of $4.7 million in the third quarter of 2006 was largely offset by a reduction in losses incurred in the 2001 accident year of $4.4 million, primarily in the surety bond program. The reduction in surety bond losses resulted from NAICO recording a partial recovery and increasing the estimated recovery on claims related to the construction of two gas processing plants in Louisiana. See "LITIGATION" and
Note 3 of Notes to Interim Consolidated Financial Statements for more information. During 2005, adverse loss development totaling $3.6 million and $5.4 million for the third quarter and first nine months of 2005, respectively, increased the respective loss ratios by 21.5 and 11.0 percentage points. The adverse loss development in 2005 was due primarily to an increase in losses for prior accident years in the standard property and casualty program and the political subdivisions program. This was partially offset by a reduction in losses for prior accident years in the surety bond program.

     Weather-related losses from wind and hail totaled $93,000 and $652,000 in the third quarter and first nine months of 2006 and increased the respective loss ratios by 0.6 and 1.3 percentage points. Weather-related losses totaled $225,000 and $350,000 in the third quarter and first nine months of 2005, and increased the respective 2005 loss ratios by 1.3 and 0.7 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three and nine month periods ended September 30, 2006 and 2005:

                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             ------------------    ------------------
                                               2006      2005        2006      2005
                                             --------  --------    --------  --------
                                                          (In thousands)

Commissions expense......................... $ 4,026   $ 5,186    $ 12,176  $ 12,779
Other premium related assessments...........     346       408         848       852
Premium taxes...............................     563       (57)      1,745     1,269
Excise taxes................................      72        72         200       205
Other expense...............................     191       157         569       509
                                             --------  --------    --------  --------
Total direct expenses.......................   5,198     5,766      15,538    15,614

Indirect underwriting expenses..............   1,547     1,494       4,546     4,835
Commissions received from reinsurers........  (4,425)   (5,332)    (11,163)  (12,307)
Adjustment for deferred acquisition costs...     905       398         228      (626)
                                             --------  --------    --------  --------
Net policy acquisition costs................ $ 3,225   $ 2,326     $ 9,149   $ 7,516
                                             ========  ========    ========  ========


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 22.4% and 23.7% for the third quarter and first nine months of 2006, compared to 20.7% and 22.4% in the corresponding year ago periods. Commission expense as a percentage of gross written and assumed premiums was 13.4% and 14.4% in the second quarter and the first nine months of 2006 compared to 14.8% and 14.0% in the corresponding 2005 periods.

     Premium taxes increased by $620,000 in the third quarter of 2006 compared to the third quarter of 2005. The increase is due to Oklahoma premium tax credits totaling $674,000 that were utilized in the third quarter of 2005. These credits were received in connection with NAICO's purchase of common units in an Oklahoma rural small business capital company.

     Indirect underwriting expenses were 5.1% and 5.4% of total direct written and assumed premiums in the third quarter and first nine months of 2006, respectively, compared to 4.2% and 5.3% in the corresponding 2005 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percent of ceded reinsurance premiums were 32.0% and 30.6% in the third quarter and first nine months of 2006, respectively, compared to 35.3% and 31.6% in the corresponding 2005 periods.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 11.8% and 11.1% of gross premiums earned in the third quarter and first nine months of 2006, respectively, compared to 11.0% for both of the corresponding 2005 periods. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense increased $45,000 and $122,000 in the third quarter and first nine months of 2006, respectively, compared to the 2005 periods. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The increase in the 2006 periods was due primarily to the increase in interest rates during 2005 and 2006, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2006, Chandler USA used $236,000 in cash from operations. Cash used by operations included a decrease in prepaid reinsurance premiums of $1.5 million. This was offset by a decrease in unearned premiums of $2.4 million. Unpaid losses and loss adjustment expenses decreased $23.6 million during the first nine months of 2006. This was offset by a decrease in reinsurance recoverable on unpaid losses of $25.6 million. The decreases in unpaid losses and loss adjustment expenses and in reinsurance recoverable on unpaid losses were primarily due to the recording of estimated recoveries as a result of a favorable jury verdict in civil litigation regarding certain surety bond claims in the third quarter of 2006. A significant amount of these estimated recoveries were ceded to various reinsurers. See "Litigation" and Note 3 of Notes to Interim Consolidated Financial Statements for a discussion of this jury verdict. In the first nine months of 2005, Chandler USA used $2.3 million in cash from operations.

     At September 30, 2006, Chandler Insurance owed approximately $9.8 million to Chandler USA versus $9.4 million at December 31, 2005 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 9.25% at September 30, 2006. Chandler USA has exercised its option to repurchase the equipment at the end of the lease for approximately $2.4 million.

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

     As of December 31, 2005, NAICO had statutory earned surplus of $9.6 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2006 without the approval of the Oklahoma Department of Insurance is $5.7 million. NAICO did not pay any shareholder dividends to Chandler USA in 2005 or the first nine months of 2006.

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

                                                                      PAGE 16
ITEM 4.  CONTROLS AND PROCEDURES

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

PART II.                          OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         Chandler USA and its subsidiaries are not parties to any material litigation other than as is routinely encountered in their respective business activities. While the outcome of these matters cannot be predicted with certainty, Chandler USA does not expect these matters to have a material adverse effect on its financial condition, results of operations or cash flows. See Note 3 of Notes to Interim Consolidated Financial Statements for a discussion of a favorable jury verdict in civil litigation regarding certain surety bond claims.

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

   Date:  November 13, 2006         CHANDLER (U.S.A.), INC.




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