Form 10-K
period 2006-12-31
CHANDLER USA INC
filed 2007-03-29
CIK 1083750

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                      -----------------------------------
                                   FORM 10-K
                      -----------------------------------
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

      Registrant's telephone number, including area code: (405) 258-0804


          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
 --------------------------------  --------------------------------------------
 8.75% SENIOR DEBENTURES DUE 2014            AMERICAN STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act:  NONE

  Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  YES      NO  X
                                                 --      --

  Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  YES      NO X
                                                          --     --

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES      NO  X
                                                     --      --

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                              --

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                         --                    --                        --

  Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  YES     NO  X
                                          --    --

  Aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter: None.

  The number of common shares, $1.00 par value, of the registrant outstanding on February 28, 2007 was 2,484, which are owned by Chandler Insurance Company, Ltd.

                         DOCUMENTS INCORPORATED BY REFERENCE

  Registrant does not incorporate by reference in this report any annual report, proxy statement, or Rule 424 prospectus.

-------------------------------------------------------------------------------

                                         PART I

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K report, as well as statements made by Chandler (U.S.A.), Inc. ("Chandler USA") in periodic press releases and oral statements made by Chandler USA's officials constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Chandler USA to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things,
(i) general economic and business conditions; (ii) interest rate changes;
(iii) competition and regulatory environment in which Chandler USA and its subsidiaries operate, including the ability to implement price increases;
(iv) claims frequency; (v) claims severity; (vi) catastrophic events of unanticipated frequency or severity; (vii) the number of new and renewal policy applications submitted to National American Insurance Company ("NAICO") by its agents; (viii) the ability of NAICO to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (ix) the ability of NAICO to collect reinsurance recoverables; (x) the ability of NAICO to maintain favorable insurance company ratings; and (xi) various other factors including ongoing litigation matters.

ITEM 1.  BUSINESS.

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

     NAICO is one of the leading commercial business insurance writers in Oklahoma, providing property and casualty insurance products for businesses in various industries. NAICO has a network of independent agents, totaling approximately 149 at December 31, 2006, that market NAICO's insurance products. Independent agents originate substantially all of NAICO's business. NAICO is licensed to write property and casualty coverage in 45 states and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects. NAICO is currently rated as B+ (Very Good) by A.M. Best Company, an insurance rating agency. This rating is an independent opinion of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

     CIMI is an underwriting manager and wholesaler that offers multiple insurance products for businesses in various industries and political subdivisions.

INSURANCE PROGRAMS

     NAICO writes various property and casualty insurance products through two primary marketing programs. The programs are standard lines and political subdivisions.

STANDARD LINES PROGRAM

     NAICO offers workers compensation, automobile liability and physical damage and other liability (including general liability, products liability and umbrella liability) coverages under its standard lines program. In marketing these products, NAICO targets companies in the construction, manufacturing, wholesale, service, oil and gas, trucking, and retail industries. NAICO writes this business principally in Oklahoma and Texas.

     NAICO has also written property and inland marine coverages in this program. Effective January 1, 2007, the property and inland marine lines of insurance that were previously written by NAICO in the standard lines and political subdivisions programs will be written by Praetorian Insurance Company ("Praetorian") through an arrangement between Praetorian and CIMI. NAICO also transferred its existing property and inland marine business in these programs to Praetorian under this new arrangement effective January
1, 2007. Under this arrangement, CIMI receives commission income for the business it produces for Praetorian. CIMI is responsible for the payment of commissions to the producing agents, and is also responsible for providing underwriting and loss control services for this business. NAICO handles all claims for this business under a separate claims handling agreement with Praetorian.

     Management believes this new arrangement will allow Chandler USA's subsidiaries to offer more competitive property and inland marine programs for its agents. In addition, NAICO will no longer be required to purchase reinsurance for the significant insured values associated with this business.

POLITICAL SUBDIVISIONS PROGRAM

     Under the political subdivisions program, NAICO writes insurance policies primarily for school districts in Oklahoma. As of December 31, 2006, NAICO insured 137 school districts in Oklahoma. The coverages offered include workers compensation, automobile liability, automobile physical damage, general liability and school board legal liability. NAICO has also written property and inland marine coverages in this program. Effective January 1, 2007, the property and inland marine lines of insurance will be written by Praetorian.

HOMEOWNERS PROGRAM

     In 2005, NAICO began writing homeowners and dwelling fire and allied lines policies in the state of Texas through a managing general agent. NAICO discontinued this program during the second quarter of 2006 due primarily to increased catastrophic exposures.

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

     The following table shows gross premiums earned and net premiums earned by insurance program for the years 2004, 2005 and 2006. The term "gross premiums earned" means gross premiums written (before reductions for premiums ceded to reinsurers) less the increases or plus the decreases in the gross unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. The term "net premiums earned" means gross premiums earned less reductions for earned premiums ceded to reinsurers. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                 GROSS PREMIUMS EARNED        NET PREMIUMS EARNED
                               --------------------------  --------------------------
INSURANCE PROGRAMS               2004     2005     2006      2004     2005     2006
-----------------------------  -------- -------- --------  -------- -------- --------
                                                   (In thousands)
Standard lines ..............  $ 92,894 $ 92,224 $ 91,153  $ 54,278 $ 54,979 $ 54,357
Political subdivisions ......    21,679   18,630   14,337     7,269    6,690    5,253
Homeowners ..................         -    4,229    8,542         -    3,321    5,353
Surety bonds ................     2,788      930      278     1,993      669      193
Other (1) ...................       507      406      550       502      401      548
                               -------- -------- --------  -------- -------- --------
TOTAL .......................  $117,868 $116,419 $114,860  $ 64,042 $ 66,060 $ 65,704
                               ======== ======== ========  ======== ======== ========
-------------------------

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

                                                     YEAR ENDED DECEMBER 31,
                                          --------------------------------------------
                                            2002     2003     2004     2005     2006
                                          -------- -------- -------- -------- --------
Automobile liability ....................      25%      27%      28%      29%      32%
Other liability .........................      25%      23%      28%      27%      25%
Workers compensation ....................      22%      29%      27%      25%      23%
Property ................................       8%       5%       4%       8%      11%
Automobile physical damage ..............      14%      10%       9%       9%       8%
Inland marine ...........................       1%       1%       1%       1%       1%
Surety ..................................       5%       5%       3%       1%       -%
                                          -------- -------- -------- -------- --------
     Total ..............................     100%     100%     100%     100%     100%
                                          ======== ======== ======== ======== ========

     NAICO discontinued its homeowners program during 2006, and has also transferred its property and inland marine business for the standard lines and political subdivisions programs to Praetorian effective January 1, 2007 through a new arrangement between Praetorian and CIMI. Because of these changes, NAICO expects its 2007 net premiums earned for property and inland marine business to be minimal. See "Insurance Programs" for more information.

AGENCY AND BROKERAGE

     CIMI serves as a general agent for certain wholesale insurance operations related to NAICO's school districts and trucking insurance. Under its general agency agreement with NAICO, CIMI was appointed to accept, in accordance with NAICO's underwriting guidelines, certain surety bonds and property and casualty insurance. CIMI is also authorized to secure qualified insurance agents for NAICO and shall assist NAICO in coordinating the agents' activities.

     Effective January 1, 2007, CIMI administers certain property and inland marine business for Praetorian under a general agency agreement between the parties. CIMI receives commission income for its services under the agreement, and is responsible for the payment of commissions to the producing agents.
CIMI is also responsible for providing underwriting and loss control services for this business. See "Insurance Programs" for more information.

UNDERWRITING AND CLAIMS

     Independent insurance agents submit applications for commercial insurance policies for prospective customers to NAICO or CIMI. Prospective risks are reviewed in accordance with specific underwriting guidelines. If the risk is approved and coverage is accepted by the insured, an insurance policy is issued.

     NAICO's claims department reviews and administers all claims except claims associated with the homeowners program which are handled by the managing general agent for this program. When a claim is received, it is reviewed and assigned to an in-house claim adjuster based on the type and geographic location of the claim, its severity and its class of business. NAICO's claims department is responsible for reviewing each claim, obtaining necessary documentation and establishing loss and loss adjustment expense reserves. NAICO's in-house claims staff handles and supervises the claims, coordinates with outside legal counsel and independent claims adjusters if necessary, and processes the claims to conclusion. Effective January 1, 2007, NAICO also handles claims for the property and inland marine business placed by CIMI with Praetorian under a claims handling agreement with Praetorian.

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

     Treaty reinsurance may be ceded under treaties on both a pro rata basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased varies from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels.
A majority of NAICO's reinsurance programs renew on January 1 or July 1 of each year. NAICO renewed all applicable January 1, 2007 reinsurance programs. At the present time, NAICO expects to renew the reinsurance programs that renew on July 1, 2007.

     NAICO has structured separate reinsurance programs for property (including inland marine), workers compensation, casualty (including automobile liability, general and products liability, umbrella liability and related professional liability), automobile physical damage, homeowners and construction surety bonds. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate. Chandler Insurance reinsures NAICO for a portion of the risk on NAICO's reinsurance programs except for the homeowners program. NAICO discontinued its property reinsurance program effective January 1, 2007 due to the transfer of its property business for the standard lines and political subdivisions programs to Praetorian.

     Effective July 1, 2003, NAICO's net retention under the workers compensation reinsurance program was 70% of the first $500,000 of loss per occurrence, plus 56% of $500,000 excess of $500,000 of loss per occurrence. Effective July 1, 2004, NAICO's net retention increased to 70% of the first $1,000,000 of loss per occurrence.

     Effective July 1, 2003, NAICO's net retention under the casualty reinsurance program was 70% of the first $500,000 of loss per occurrence, plus 56% of $500,000 excess of $500,000 of loss per occurrence. Effective July 1, 2004, NAICO's net retention increased to 70% of the first $1,000,000 of loss per occurrence. Effective July 1, 2005, NAICO increased its net retention to 70% of the first $2,000,000 of loss per occurrence. Effective July 1, 2004, NAICO's net retention for umbrella liability losses was 17.5% of the first $4,000,000 of loss per occurrence. Effective July 1, 2006, NAICO decreased its net retention for umbrella liability losses to 10.5% of the first $4,000,000 of loss per occurrence.

     Effective April 1, 2003, NAICO retains 70% of the losses in the construction surety bond portion of the surety bond program.

     Under the 2004, 2005 and 2006 property reinsurance programs, NAICO retained 23.1% of the first $3,000,000 of risk for each loss per risk or location. NAICO discontinued its property reinsurance program effective January 1, 2007 due to the transfer of its property business for the standard lines and political subdivisions programs to Praetorian. Under the 2004, 2005 and 2006 automobile physical damage reinsurance programs NAICO retained 70% of each loss per occurrence. NAICO has purchased catastrophe protection for its automobile physical damage and certain property coverages to limit its retention for single loss occurrences involving multiple policies and/or policyholders resulting from perils such as floods, winds and severe storms. This catastrophe protection limits NAICO's net retained loss for both automobile physical damage and property losses to $1,400,000 effective January 1, 2004 for each loss occurrence. NAICO retains 75% of the risk under the homeowners program, with per occurrence excess of loss treaties maintained covering 100% of $28,000,000 excess of $2,000,000.

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

     NAICO purchased quota share reinsurance for its deductible under the Act limiting NAICO's retention to 15% for 2005 and 2006 of such deductible, subject to a reinsurance limit of $10,625,000 for 2005 and 2006 for each loss occurrence. The reinsurance coverage is also limited to $10,625,000 for 2005 and 2006 for all loss occurrences for any year. NAICO also purchased excess of loss reinsurance covering acts of terrorism that provides coverage of $15 million excess of $12.5 million for 2005 and 2006 of loss per occurrence based on NAICO's net retention. Effective January 1, 2007, NAICO purchased excess of loss reinsurance covering acts of terrorism that provides coverage of $24,900,000 excess of $100,000 for NAICO's deductible under the Act, as well as for acts of terrorism other than those covered under the Act.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2006.

                                                                               CEDED REINSURANCE
                                                                   NET            PREMIUMS FOR      A.M. BEST
                                                               REINSURANCE      THE YEAR ENDED       COMPANY
NAME OF REINSURER                                            RECOVERABLE (1)   DECEMBER 31, 2006     RATING
-----------------------------------------------------------  ---------------  -------------------  -----------
                                                                     (Dollars in thousands)
Chandler Insurance ........................................  $        29,090   $            27,156      (2)
Employers Reinsurance Corporation .........................           21,325                 3,327      A
Swiss Reinsurance America Corporation .....................           12,725                   241      A+
Odyssey America Reinsurance Corporation ...................            4,848                 4,092      A
XL Reinsurance America Inc. ...............................            2,052                   661      A+
                                                             ---------------   -------------------
     Top five reinsurers ..................................  $        70,040   $            35,477
                                                             ===============   ===================
     All reinsurers .......................................  $        63,368   $            48,254
                                                             ===============   ===================
Percentage of total represented by top five reinsurers ....             111%                   74%

--------------------------------------------------------------

(1) Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2006. The net amount recoverable from all reinsurers is less than the net amount recoverable for the top five reinsurers due to a significant amount of estimated recoveries that were ceded to reinsurers other than those listed above. See "Reserves" for more information.

(2) Chandler Insurance owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO. Chandler Insurance does not have an A.M. Best Company rating. Although Chandler Insurance is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit. At December 31, 2006, Chandler Insurance had cash and investments, including accrued interest, with a fair value of $28.3 million deposited in a trust account for the benefit of NAICO.


     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO incurred charges of $282,000, $108,000 and $97,000 during 2004, 2005 and 2006, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

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

                                                           YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                 2002      2003      2004      2005      2006
                                               --------  --------  --------  --------  --------
                                                            (Dollars in thousands)
Automobile liability:
 Net premiums earned ........................  $ 16,526  $ 15,624  $ 17,742  $ 19,126  $ 21,122
 Loss ratio .................................       81%       49%       61%       82%       99%
Other liability:
 Net premiums earned ........................  $ 16,458  $ 12,870  $ 18,044  $ 18,052  $ 16,628
 Loss ratio .................................       80%       94%      121%       48%       57%
Workers compensation:
 Net premiums earned ........................  $ 14,808  $ 16,378  $ 17,371  $ 16,475  $ 15,361
 Loss ratio .................................       99%       72%       85%       53%       63%
Automobile physical damage:
 Net premiums earned ........................  $  9,552  $  5,508  $  5,933  $  5,807  $  5,008
 Loss ratio .................................       35%       36%       43%       56%       63%
Property:
 Net premiums earned ........................  $  5,543  $  3,072  $  2,611  $  5,594  $  7,082
 Loss ratio .................................       50%       74%       47%       41%       41%
Surety:
 Net premiums earned ........................  $  3,310  $  2,723  $  1,993  $    669  $    194
 Loss ratio .................................       59%       34%      134%    (255)%    (459)%
Inland marine:
 Net premiums earned ........................  $    760  $    408  $    348  $    337  $    309
 Loss ratio .................................      100%       54%       29%      162%       30%
Total:
 Net premiums earned ........................  $ 66,957  $ 56,583  $ 64,042  $ 66,060  $ 65,704
 Loss ratio .................................       76%       66%       84%       57%       69%
 Underwriting expense ratio (1) .............       34%       47%       34%       35%       37%
                                               --------  --------  --------  --------  --------
 Combined ratio (1) .........................      110%      113%      118%       92%      106%
                                               ========  ========  ========  ========  ========
------------------------------------------------

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

     Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses were approximately $9.6 million and $13.2 million at December 31, 2005 and 2006, respectively. The increase in estimated recoveries in 2006 is due primarily to NAICO recording net estimated recoveries totaling $5.6 million related to a favorable jury verdict in civil litigation regarding certain surety bond claims during 2006. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for more information related to this litigation. The gross and net estimated recovery deducted from unpaid losses and loss adjustment expenses related to this litigation at December 31, 2006 is $31.5 million and $10.8 million, respectively. NAICO may or may not recover the above estimated recoveries and could incur significant costs in collecting these recoverables.

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


                                                                     YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------
                                                         2002       2003       2004       2005       2006
                                                      ---------- ---------- ---------- ---------- ----------
                                                                        (In thousands)
Net balance at beginning of year .................... $  32,812  $  33,191  $  29,343  $  44,695  $  40,549
                                                      ---------- ---------- ---------- ---------- ----------
Net losses and loss adjustment expenses incurred
   related to:
      Current year ..................................    34,928     26,108     27,436     30,985     41,644
      Prior years ...................................    15,784     11,092     26,345      6,339      3,829
                                                      ---------- ---------- ---------- ---------- ----------
         Total ......................................    50,712     37,200     53,781     37,324     45,473
                                                      ---------- ---------- ---------- ---------- ----------
Net paid losses and loss adjustment expenses
   related to:
      Current year ..................................   (13,283)   (10,626)   (10,222)   (11,171)   (12,403)
      Prior years ...................................   (37,050)   (30,422)   (28,207)   (30,299)   (31,538)
                                                      ---------- ---------- ---------- ---------- ----------
         Total ......................................   (50,333)   (41,048)   (38,429)   (41,470)   (43,941)
                                                      ---------- ---------- ---------- ---------- ----------
Net balance at end of year .......................... $  33,191  $  29,343  $  44,695  $  40,549  $  42,081
                                                      ========== ========== ========== ========== ===========


     NAICO has experienced a significant amount of incurred losses related to prior accident years during the 2002-2005 calendar years. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

     During 2002, NAICO experienced adverse loss development totaling $15.8 million primarily in the standard lines program including both liability lines and workers compensation. This adverse development was primarily due to an increase in loss severity within the 1997-2000 accident years. The adverse development included approximately $2.0 million for provisions for potentially uncollectible reinsurance and deductibles.

     During 2003, NAICO experienced adverse loss development totaling $11.1 million primarily in the standard lines program. This adverse development was due primarily to an increase in losses in the workers compensation and other liability lines of business in the 1998-2001 accident years. A reduction in losses for the 2002 accident year partially offset this adverse development. The adverse loss development included approximately $1.3 million for provisions for potentially uncollectible reinsurance and deductibles.

     During 2004, NAICO experienced adverse loss development totaling $26.3 million primarily in the standard lines and political subdivisions programs. This adverse development was due primarily to an increase in losses in the workers compensation and other liability lines of business in the 1997-2002 accident years. The adverse development in the 2002 accident year partially offset the reduction in losses for this accident year that was recorded during 2003. The adverse loss development included approximately $409,000 for provisions for potentially uncollectible reinsurance and deductibles. Reserves for unpaid losses and loss adjustment expenses, net of related reinsurance recoverables, were $44.7 million at December 31, 2004 compared to $29.3 million at December 31, 2003, an increase of $15.4 million or 52%.

     During 2005, NAICO experienced adverse loss development totaling $6.3 million primarily in the standard lines and political subdivisions programs.
A portion of the adverse development was offset by favorable development of $1.8 million in the surety bond program, primarily in accident years 1994 and 2001 that resulted from the estimated recoveries discussed previously. The adverse development was due primarily to an increase in losses in the workers compensation, other liability and automobile liability lines of business in the 2000, 2002 and 2003 accident years. The adverse loss development included approximately $108,000 for provisions for potentially uncollectible reinsurance.

     During 2006, NAICO experienced adverse loss development totaling $3.8 million primarily in the standard lines program. A portion of the adverse development was offset by favorable development of $1.0 million in the surety bond program, primarily in the 2001 accident year, that resulted from the estimated recoveries discussed previously. The adverse development was due primarily to an increase in losses in the automobile liability line of business in the 2005 accident year and in the workers compensation line of business in the 1997 and 1999 accident years. The adverse loss development included approximately $97,000 for provisions for potentially uncollectible reinsurance.

     The following table represents the development of net balance sheet reserves for 1997 through 2006. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date, including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability.
The estimate for unpaid losses and loss adjustment expenses changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the revised estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative (deficiency) redundancy" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance.
The gross cumulative deficiency or redundancy results from the same factors as those described above for the net amounts, and is also impacted by development of large claims that exceed NAICO's net retention including umbrella and surety per principal losses where NAICO has little or no net retention.

     In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 2000 for claims that occurred in 1997 will be included in the cumulative deficiency amount for years 1997, 1998, 1999 and 2000. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

                                                                       DEVELOPMENT OF RESERVES
                                                                          AS OF DECEMBER 31,
                               ----------------------------------------------------------------------------------------------------
                                 1997      1998      1999      2000       2001       2002      2003      2004      2005      2006
                              --------- --------- --------- ---------- ---------- ---------- --------- --------- --------- ---------
                                                                   (In thousands)
Net reserve for unpaid losses and
 loss adjustment expenses ... $ 54,035  $ 39,921  $ 51,378  $  46,707  $  32,812  $  33,191  $ 29,343  $ 44,695  $ 40,549  $ 42,081

Net paid (cumulative) as of
 One year later .............   30,330    23,896    36,009     43,799     37,050     30,422    28,207    30,299    31,537
 Two years later ............   42,934    34,966    58,979     66,141     60,560     51,375    50,158    50,183
 Three years later ..........   49,735    45,390    72,052     81,635     77,413     68,643    63,900
 Four years later ...........   56,306    51,364    80,860     91,403     89,349     79,591
 Five years later ...........   58,843    55,445    86,257     97,700     98,060
 Six years later ............   60,821    58,062    88,859     99,506
 Seven years later ..........   62,720    59,135    89,346
 Eight years later ..........   63,527    58,706
 Nine years later ...........   62,938

Net liability re-estimated as of
 One year later .............   55,772    43,441    56,357     59,376     48,596     44,283    55,688    51,034    44,378
 Two years later ............   56,362    45,373    67,469     74,325     67,903     70,058    61,369    50,989
 Three years later ..........   58,176    50,146    77,842     86,377     89,608     73,962    61,216
 Four years later ...........   61,096    55,303    83,860    100,408     91,520     74,805
 Five years later ...........   62,750    58,060    91,704    102,370     91,700
 Six years later ............   63,629    62,995    92,084    104,227
 Seven years later ..........   67,608    62,712    93,873
 Eight years later ..........   67,254    63,775
 Nine years later ...........   68,135

Net cumulative (deficiency)
 redundancy ................. $(14,100) $(23,854) $(42,495) $ (57,520) $ (58,888) $ (41,614) $(31,873) $ (6,294) $ (3,829) $      -

Supplemental gross data:
 Gross liability ............ $ 73,721  $ 80,701  $ 98,460  $ 100,173  $  84,756  $  92,606  $ 87,768  $108,233  $109,541  $ 83,253
 Reinsurance recoverable ....   19,686    40,780    47,082     53,466     51,944     59,415    58,425    63,538    68,992    41,172
                              --------- --------- --------- ---------- ---------- ---------- --------- --------- --------- ---------
 Net liability - end of year. $ 54,035  $ 39,921  $ 51,378  $  46,707  $  32,812  $  33,191  $ 29,343  $ 44,695  $ 40,549  $ 42,081
                              ========= ========= ========= ========== ========== ========== ========= ========= ========= =========
 Gross re-estimated
  liability - latest ........ $105,603  $135,117  $189,247  $ 260,725  $ 290,587  $ 237,259  $171,816  $144,086  $120,966

 Re-estimated recoverable -
  latest ....................   37,468    71,342    95,374    156,498    198,887    162,454   110,600    93,097    76,588
                              --------- --------- --------- ---------- ---------- ---------- --------- --------- ---------
 Net re-estimated
   liability - latest ....... $ 68,135  $ 63,775  $ 93,873  $ 104,227  $  91,700  $  74,805  $ 61,216  $ 50,989  $ 44,378
                              ========= ========= ========= ========== ========== ========== ========= ========= =========
Gross cumulative (deficiency)
 redundancy ................. $(31,882) $(54,416) $(90,787) $(160,552) $(205,831) $(144,653) $(84,048) $(35,853) $(11,425)
                              ========= ========= ========= ========== ========== ========== ========= ========= =========


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

     As of December 31, 2006, all of the investments of NAICO were in fixed-maturity investments (rated Aa3 or A+ or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), equity securities, mutual funds that invest in equity securities, interest-bearing money market accounts and collateralized repurchase agreements. NAICO's investment portfolio is managed by the Investment Committee of its Board of Directors. For additional information, see Notes to Consolidated Financial Statements.

DEBENTURES

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures (the "Debentures") with a maturity date of July 16, 2014. The Debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The indenture governing the Debentures was amended during 2003 to clarify that purchases of Debentures by Chandler USA through private treaty or on the open market for an agreed price of less than the sum of the principal amount and accrued interest are not considered to be a redemption of the Debentures, and that any such Debentures purchased by Chandler USA will be cancelled. At December 31, 2006, there was $6,979,000 principal amount of the Debentures outstanding. Chandler USA's subsidiaries and affiliates are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. For additional information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

     In December 2003, Chandler USA established Chandler Capital Trust II ("Trust II") by purchasing all of its common securities for $217,000. Trust II is a Delaware statutory business trust and is a wholly owned non-consolidated subsidiary of Chandler USA. On December 16, 2003, Trust II issued $7.0 million of capital securities (the "Trust II Preferred Securities") to InCapS Funding II, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Trust II used the proceeds from the issuance to purchase $7,217,000 of floating rate junior subordinated debentures (the "Junior Debentures II") of Chandler USA. Distributions on the Junior Debentures II are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 9.47% at December 31, 2006. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures II, with such deferred payments accruing interest compounded quarterly. The Junior Debentures II are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium.

     The Junior Debentures II are the sole assets of Trust II and Trust II will distribute any cash payments it receives thereon to the holders of its preferred and common securities. Distributions on the Trust II Preferred Securities are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 9.47% at December 31, 2006. Trust II may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust II Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust II Preferred Securities are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium. All payments by Trust II regarding the Trust II Preferred Securities are guaranteed by Chandler USA.

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

EMPLOYEES AND ADMINISTRATION

     At December 31, 2006, Chandler USA and its subsidiaries had approximately 216 full-time employees. Chandler USA and its subsidiaries generally have enjoyed good relations with their employees.

COMPETITION

     NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

     An insurance company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results have improved. The pricing environment during 2005 and 2006 experienced downward pressure, particularly for larger accounts. NAICO was able to increase its pricing for most coverages from 2001 through 2005. However, the recent industry trend has been for insurers to maintain or reduce rate levels, and NAICO has reduced its pricing in certain situations and for certain coverages including workers compensation during 2006. NAICO continues to experience competition in all of its programs. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

     As of December 31, 2006, NAICO had statutory earned surplus of $14.0 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2007 without the approval of the Oklahoma Department of Insurance is $5.2 million. NAICO paid shareholder dividends to Chandler USA totaling $3.4 million in 2004.

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


                                       Ratio of Total Adjusted Capital to
                                          Authorized Control Level RBC
                                             (Less than or equal to)
                                      ------------------------------------
      Regulatory Event (1)
      --------------------

      Company Action Level (2) ......                   2.0
      Regulatory Action Level (3) ...                   1.5
      Authorized Control Level (4) ..                   1.0
      Mandatory Control Level (5) ...                   0.7
---------------------------

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


     The ratios of total adjusted capital to authorized control level RBC for NAICO were 5.2:1 and 5.7:1 at December 31, 2005 and 2006, respectively. Therefore, NAICO's total adjusted capital exceeds the level that would trigger regulatory attention pursuant to the risk-based capital requirement.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

     The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios and specifies "usual values" for each ratio. Departure from the "usual values," which fluctuate annually, on four or more ratios generally leads to inquiries from individual state insurance commissioners. NAICO had one 2006 ratio that was outside of the "usual values" as explained below.

     NAICO's "investment yield" as calculated using the IRIS formula was 10.3% during 2006 compared to a usual value of greater than 3.0% and less than 6.5%. During 2006, NAICO recorded interest income of $6.6 million for its estimate of prejudgment interest for a favorable jury verdict in civil litigation regarding certain surety bond claims. Excluding this prejudgment interest, NAICO's investment yield as calculated using the IRIS formula was 3.1%. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for more information. NAICO maintains a high-quality investment portfolio, with no non-investment grade bonds, derivative instruments or real estate investments (other than real estate occupied by the company). NAICO's investment yield is largely dependent upon prevailing levels of interest rates. The significant decline in interest rates in recent years had a significant impact on NAICO's investment yield. Moreover, in periods of relatively low interest rates, NAICO generally shortens maturities and accepts lower yields to reduce market risk for future rate increases.

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

ITEM 1A.  RISK FACTORS.

     Our business is subject to numerous risks and uncertainties, the outcome of which may adversely impact future results of operations and financial condition. The following risks, as well as other information included in this 2006 Annual Report on Form 10-K, should be considered carefully.

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

OUR RESULTS MAY FLUCTUATE BASED ON MANY FACTORS, INCLUDING CYCLICAL CHANGES IN THE INSURANCE INDUSTRY.

     The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The industry's profitability can be affected significantly by rising levels of claim costs that are not known by companies at the time they price their products. The property and casualty insurance industry historically is cyclical. The demand for property and casualty insurance can vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases. The property and casualty insurance industry also has been very competitive. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results have improved. The pricing environment during 2005 and 2006 experienced downward pressure, particularly for larger accounts. The recent industry trend has been for insurers to maintain or reduce rate levels, and NAICO has reduced its pricing in certain situations and for certain coverages including workers compensation during 2006. The hurricane activity during the third quarter of 2005 may result in higher rates for certain property business. Reinsurance costs may increase substantially. Competition for profitable business in the past has resulted in pressure on pricing and less restrictive terms and conditions, contributing to the cyclical pricing and underwriting results.

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

IF WE ARE UNABLE TO COLLECT FROM OUR REINSURERS ON A TIMELY BASIS, OUR FINANCIAL RESULTS WOULD BE ADVERSELY AFFECTED.

     We face a credit risk when we obtain reinsurance because we are still liable for the transferred risks if the reinsurer cannot meet the transferred obligations. Losses may not be recovered from our reinsurers until claims are paid and, in the case of certain long-term workers compensation and liability claims, the credit worthiness of our reinsurers may change before we can recover amounts to which we are entitled. The failure of any of our reinsurers to pay reinsurance claims on a timely basis could have a material adverse effect on our results of operations, liquidity and financial condition.

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

     NAICO's ability to write business is most influenced by our rating from A.M. Best Company. A.M Best ratings are designed to assess an insurer's financial strength and ability to meet continuing obligations to policyholders. Currently, our rating from A.M. Best is "B+" (Very Good), with a negative outlook. A negative outlook is placed on a company's rating if it is experiencing unfavorable financial or market trends, and if continued, the company has a good possibility of having its rating downgraded. NAICO's rating and outlook were downgraded to the current rating from "B++" effective June 21, 2005. The downgrade was primarily due to the significant net loss and decline in statutory surplus in 2004 which were driven by adverse loss reserve development on prior accident years. We believe that as a result of our improved surplus and operating performance in 2005 and 2006, our rating will remain at least at its current level. However, there can be no assurance that A.M. Best will not change its rating in the future. A rating downgrade from A.M. Best could adversely affect the business we write and our results of operations.

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

     During 2006, approximately 76% of our written premiums were in the states of Oklahoma and Texas. Unusually severe storms or other natural or man-made disasters that destroy property in these states could adversely affect our operations. Our revenues and profitability are also subject to prevailing economic and regulatory conditions in these states. An economic downturn in these states could have a significant adverse impact on our business. The loss of a significant amount of premiums written in either of these states, whether due to regulatory changes, competitive changes, economic downturns in these states or other reasons, would reduce our revenues and could have a material adverse effect on our results of operations, liquidity and/or financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2.  PROPERTIES.

     Chandler USA and its subsidiaries own and occupy four office buildings with approximately 127,000 square feet of usable space in Chandler, Oklahoma. Chandler USA believes such space is sufficient for its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     See Note 10 to Consolidated Financial Statements for a discussion of litigation matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     All of the common stock of Chandler USA, its sole class of common equity on the date hereof, is owned by Chandler Insurance. Chandler USA has never paid cash dividends on its common shares.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data has been derived from the consolidated financial statements of Chandler USA and its subsidiaries, which appear in Item 15(a). The consolidated balance sheets of Chandler USA and its subsidiaries and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the five years in the period ended December 31, 2006 have been audited by Tullius Taylor Sartain & Sartain LLP, independent auditors, whose independent auditors' report expresses an unqualified opinion. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of Chandler USA and the notes thereto appearing in Item 15(a). Amounts for 2002 have been restated to reflect the results of LaGere & Walkingstick Insurance Agency, Inc. ("L&W") as a discontinued operation.


                                                                  YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------
                                                        2002       2003       2004       2005       2006
                                                      ---------  ---------  ---------  ---------  ---------
                                                                     (Dollars in thousands)
OPERATING DATA (1)
Revenues
   Direct premiums written and assumed .............  $140,162   $118,444   $121,651   $120,344   $113,043
                                                      =========  =========  =========  =========  =========
   Net premiums earned .............................  $ 66,957   $ 56,583   $ 64,042   $ 66,060   $ 65,704
   Investment income, net (2) ......................     2,540      2,148      3,186      2,798      9,801
   Interest income, net from related parties .......       380        412        491        670        792
   Realized investment gains, net ..................       794      2,351        652        383        745
   Other income (3) ................................       261      5,077        640        251        317
                                                      ---------  ---------  ---------  ---------  ---------
Total revenues .....................................    70,932     66,571     69,011     70,162     77,359
                                                      ---------  ---------  ---------  ---------  ---------
Operating expenses
   Losses and loss adjustment expenses .............    50,712     37,200     53,781     37,324     45,473
   Policy acquisition costs ........................    10,239     11,278     11,039     10,671     11,666
   General and administrative expenses .............    12,473     13,486     12,380     12,749     12,469
   Interest expense ................................     2,234      2,441      2,397      2,535      2,690
                                                      ---------  ---------  ---------  ---------  ---------
Total operating expenses ...........................    75,658     64,405     79,597     63,279     72,298
                                                      ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations before
   income taxes ....................................    (4,726)     2,166    (10,586)     6,883      5,061
Federal income tax benefit (provision) .............     1,680       (192)     3,582     (2,450)    (1,665)
                                                      ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations ...........    (3,046)     1,974     (7,004)     4,433      3,396

Income (loss) from discontinued operations .........       284          -          -          -          -
Gain on sale of subsidiary .........................       671          -          -          -          -
                                                      ---------  ---------  ---------  ---------  ---------
Net income (loss) ..................................  $ (2,091)  $  1,974   $ (7,004)  $  4,433   $  3,396
                                                      =========  =========  =========  =========  =========

Combined loss and underwriting expense ratio (4) ...       110%       113%       118%        92%       106%

BALANCE SHEET DATA
Cash and investments ...............................  $ 68,276   $ 69,198   $ 86,913   $ 86,316   $ 89,703
Amounts due from related parties ...................    10,582      9,642     10,891      9,360      9,584
Total assets .......................................   229,855    218,213    237,297    245,059    222,772
Unpaid losses and loss adjustment expenses .........    92,606     87,768    108,233    109,541     83,253
Debentures .........................................    24,000      7,254      6,979      6,979      6,979
Junior subordinated debentures issued to affiliated
   trusts ..........................................         -     20,620     20,620     20,620     20,620
Total liabilities ..................................   186,855    174,374    201,105    205,373    179,808
Shareholder's equity ...............................    43,000     43,839     36,192     39,686     42,964

------------------------------------------------------


(1)  In December 2002, Chandler USA completed the sale of a wholly owned subsidiary for $3.6 million.
     Chandler USA recorded an after-tax gain of $671,000 on the sale in 2002 based on the minimum purchase price for the transaction.  Amounts for 2002 have been restated to reflect the results of the subsidiary as a discontinued operation.

(2)  Net investment income included $577,000 in interest from an arbitration award in 2004, and $6.6 million for the accrual of prejudgment interest on a favorable jury verdict in 2006.  For additional information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

(3)  Other income included a $3.1 million gain on the purchase and cancellation of $16.7 million principal amount of Debentures in 2003, and $1.7 million and $368,000 for the amortization of the deferred gain on a sale and leaseback transaction in 2003 and 2004, respectively.

(4)  Interest expense and certain litigation expenses are not considered underwriting expenses and have been excluded from this ratio.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     References to Chandler USA which follow within this Item 7 refer to Chandler USA and its subsidiaries on a consolidated basis unless otherwise indicated.

     Chandler USA is engaged in various property and casualty insurance operations through its wholly owned subsidiaries, NAICO and CIMI. NAICO writes various property and casualty insurance products through two separate marketing programs: standard lines and political subdivisions. The lines of insurance written by NAICO are commercial coverages consisting of workers compensation, automobile liability, other liability (including general liability, products liability and umbrella liability), automobile physical damage, property, surety and inland marine. During 2005, NAICO began writing homeowner and dwelling fire and allied lines policies in the state of Texas through a managing general agent. NAICO discontinued its homeowners program during 2006, and has also transferred its property and inland marine business for the standard lines and political subdivisions programs to Praetorian effective January 1, 2007 through a new arrangement between Praetorian and CIMI. See "Insurance Programs" for more information. NAICO markets these products through a network of independent insurance agents. A portion of the insurance written by NAICO is reinsured by Chandler USA's parent Chandler Insurance. CIMI is an underwriting manager and wholesaler that offers multiple insurance products for businesses in various industries and political subdivisions.

SUMMARY OF RESULTS

     For the year ended December 31, 2006, Chandler USA had net income of $3.4 million compared to net income of $4.4 million for 2005 and a net loss of $7.0 million for 2004. The net loss in 2004 is primarily due to the adverse loss development experienced by NAICO. See "Losses and Loss Adjustment Expenses."

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

     NAICO's loss reserves consist of case reserves and reserves for incurred but not reported ("IBNR") claims. Case reserves are established by claims personnel based on a review of the facts known at the time the claim is reported, and are subsequently revised as more information about a claim becomes known. IBNR is computed using various actuarial methods and techniques and includes reserves for losses that have occurred but for which claims have not yet been reported, including provision for expected future development on case reserves. As of December 31, 2006, NAICO's case reserves and IBNR for each line of business are shown in the following table.


                                 Gross reserves at December 31, 2006  Net reserves at December 31, 2006
                                 -----------------------------------  ---------------------------------
                                    Case                    Total        Case                  Total
                                  reserves      IBNR      reserves     reserves     IBNR     reserves
                                 ----------- ----------- -----------  ---------- ---------- -----------
                                            (In thousands)                     (In thousands)
 Other liability ............... $   10,716  $   33,882  $   44,598   $   5,055  $  10,564  $   15,619
 Automobile liability ..........     15,363      19,015      34,378      10,942     12,912      23,854
 Workers compensation ..........     20,155      17,304      37,459       8,517      7,172      15,689
 Automobile physical damage ....        371           -         371         263          -         263
 Property ......................        929          87       1,016         458         64         522
 Surety ........................    (34,514)        221     (34,293)    (13,637)        91     (13,546)
 Accident and health ...........       (336)          -        (336)       (337)         -        (337)
 Inland marine .................         60           -          60          17          -          17
                                 ----------- ----------- -----------  ---------- ---------- -----------
   Total reserves .............. $   12,744  $   70,509  $   83,253   $  11,278  $  30,803  $   42,081
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

     The following table shows the recorded reserves and the high and low point estimates based on the results of the various actuarial methods described above as of December 31, 2006.


      Insurance program                             Low        High      Recorded
    -------------------------------------------  ---------  ----------  -----------
                                                          (In thousands)
    Gross Reserves
    --------------
      Standard lines ........................... $ 86,080   $ 144,741   $  103,904
      Political subdivisions ...................    4,320       4,320        4,320
      Homeowners ...............................      559         559          559
      Surety bonds .............................  (34,289)    (34,289)     (34,289)
      Involuntary workers compensation pools ...    5,898       5,898        5,898
      Other ....................................    2,861       2,861        2,861
                                                 ---------  ----------  -----------
                                                 $ 65,429   $ 124,090   $   83,253
                                                 =========  ==========  ===========

    Net Reserves
    ------------
      Standard lines ........................... $ 34,645   $  69,910   $   44,522
      Political subdivisions ...................    2,130       2,440        2,082
      Homeowners ...............................      419         419          419
      Surety bonds .............................  (13,542)    (13,542)     (13,542)
      Involuntary workers compensation pools ...    5,898       5,898        5,898
      Other ....................................    2,702       2,702        2,702
                                                 ---------  ----------  -----------
                                                 $ 32,252   $  67,827   $   42,081
                                                 =========  ==========  ===========

        )

     For the standard lines program, NAICO's actuaries selected the results of the incurred loss development method for the 2004 and prior accident years. The 2005 and 2006 accident years were based on judgmentally selected loss ratios in order to adjust for the effect of case reserve strengthening that was recorded during these years. The estimation methods chosen are those that are believed to produce the most reliable indication at that particular evaluation date for the losses being evaluated. The point estimates for the political subdivisions, homeowners and surety bond programs are less volatile as portions of these programs are in a run-off mode and can be estimated with more certainty. Surety bond reserves are actually a net receivable due to anticipated subrogation recoveries. Certain involuntary pools provided their own estimates and NAICO records these estimates plus an accrual to account for the lag time in reporting to NAICO. The actuarial methods used in the 2006 loss reserve analysis were similar to those used in the 2005 analysis.

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

     Management believes that its unpaid losses and related reinsurance recoverables are fairly stated as of December 31, 2006. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management's informed estimates, assumptions and judgments using data currently available.

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

     At December 31, 2006, Chandler USA had a net operating loss carryforward available for U.S. Federal income taxes of $4.6 million which begins to expire in 2024. Chandler USA has concluded that the deferred tax asset including the federal net operating loss carryforwards is more likely than not to be realized. Chandler USA anticipates that its future U.S. consolidated income will be sufficient to utilize the federal net operating losses within the required time. Chandler USA will continue to evaluate income generated in future periods in determining the reasonableness of its position. If Chandler USA determines that future income is insufficient to cause the realization of the federal net operating losses within the required time, a valuation allowance will be established.

     In addition, Chandler USA, at December 31, 2006, had net operating loss carryforwards available for Oklahoma state income taxes totaling approximately $53.8 million which expire in the years 2007 through 2026.
At December 31, 2006, Chandler USA also had a capital loss carryforward for U.S. Federal income taxes of $2.4 million which expires in 2007. A valuation allowance has been provided for the tax effect of the state net operating loss and the net capital loss carryforwards since realization of such amounts is not considered more likely than not.

OTHER

     See Note 1 to Consolidated Financial Statements for information related to other accounting and reporting policies.

ECONOMIC CONDITIONS

     The impact of a recession on Chandler USA would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the Southwest and Midwest areas of the United States. Approximately $86.4 million, or 76%, of NAICO's direct written and assumed premiums in 2006 were in the states of Oklahoma and Texas. An economic downturn in these states could have a significant adverse impact on Chandler USA. A recession might also cause defaults on fixed-income securities or a decrease in the value of the equity mutual funds owned by NAICO. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

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

     An insurance company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results have improved. The pricing environment during 2005 and 2006 experienced downward pressure, particularly for larger accounts. NAICO was able to increase its pricing for most coverages from 2001 through 2005. However, the recent industry trend has been for insurers to maintain or reduce rate levels, and NAICO has reduced its pricing in certain situations and for certain coverages including workers compensation during 2006. NAICO continues to experience competition in all of its programs. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

                                              YEAR ENDED DECEMBER 31,
                                         --------------------------------
                                            2004       2005       2006
                                         ---------- ---------- ----------
                                              (Dollars in thousands)
INSURANCE PROGRAMS
----------------------------------------
STANDARD LINES
   Net premiums earned ................  $  54,278  $  54,979  $  54,357
   Loss ratio .........................       79.0%      61.0%      74.0%
POLITICAL SUBDIVISIONS
   Net premiums earned ................  $   7,269  $   6,690  $   5,253
   Loss ratio .........................       98.0%      61.2%      51.3%
HOMEOWNERS
   Net premiums earned ................  $       -  $   3,321  $   5,353
   Loss ratio .........................          -%      39.3%      47.0%
SURETY BONDS
   Net premiums earned ................  $   1,993  $     669  $     193
   Loss ratio .........................      134.4%   (254.7)%    (78.8)%
OTHER (1)
   Net premiums earned ................  $     502  $     401  $     548
   Loss ratio .........................      215.3%      29.7%      37.5%
TOTAL
   Net premiums earned ................  $  64,042  $  66,060  $  65,704
   Loss ratio .........................       84.0%      56.5%      69.2%

-------------------------


(1) This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.


                                              YEAR ENDED DECEMBER 31,
                                         --------------------------------
                                            2004       2005       2006
                                         ---------- ---------- ----------
                                              (Dollars in thousands)
LINES OF INSURANCE
----------------------------------------
AUTOMOBILE LIABILITY
   Net premiums earned ................  $  17,742  $  19,126  $  21,122
   Loss ratio .........................       61.2%      81.8%      99.5%
OTHER LIABILITY
   Net premiums earned ................  $  18,044  $  18,052  $  16,628
   Loss ratio .........................      120.9%      47.6%      56.9%
WORKERS COMPENSATION
   Net premiums earned ................  $  17,371  $  16,475  $  15,361
   Loss ratio .........................       85.5%      52.7%      63.3%
AUTOMOBILE PHYSICAL DAMAGE
   Net premiums earned ................  $   5,933  $   5,807  $   5,008
   Loss ratio .........................       42.9%      56.3%      62.6%
PROPERTY
   Net premiums earned ................  $   2,611  $   5,594  $   7,082
   Loss ratio .........................       46.8%      41.5%      41.3%
SURETY
   Net premiums earned ................  $   1,993  $     669  $     194
   Loss ratio .........................      134.4%   (254.7)%   (459.4)%
INLAND MARINE
   Net premiums earned ................  $     348  $     337  $     309
   Loss ratio .........................       29.5%     162.0%      30.0%
TOTAL
   Net premiums earned ................  $  64,042  $  66,060  $  65,704
   Loss ratio .........................       84.0%      56.5%      69.2%


                                                                       PAGE 28
PREMIUMS EARNED

     The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance for each year presented:

                                     GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                  ----------------------------  ----------------------------
     INSURANCE PROGRAMS             2004      2005      2006      2004      2005      2006
--------------------------------  --------  --------  --------  --------  --------  --------
                                                        (In thousands)
Standard lines .................  $ 92,894  $ 92,224  $ 91,153  $ 54,278  $ 54,979  $ 54,357
Political subdivisions .........    21,679    18,630    14,337     7,269     6,690     5,253
Homeowners .....................         -     4,229     8,542         -     3,321     5,353
Surety bonds ...................     2,788       930       278     1,993       669       193
Other ..........................       507       406       550       502       401       548
                                  --------  --------  --------  --------  --------  --------
TOTAL ..........................  $117,868  $116,419  $114,860  $ 64,042  $ 66,060  $ 65,704
                                  ========  ========  ========  ========  ========  ========

                                     GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                  ----------------------------  ----------------------------
     LINES OF INSURANCE             2004      2005      2006      2004      2005      2006
--------------------------------  --------  --------  --------  --------  --------  --------
                                                        (In thousands)
Other liability ................  $ 35,438  $ 33,944  $ 31,744  $ 18,044  $ 18,052  $ 16,628
Automobile liability ...........    26,660    28,031    31,615    17,742    19,126    21,122
Workers compensation ...........    26,995    25,769    23,562    17,371    16,475    15,361
Automobile physical damage .....     9,154     8,914     7,720     5,933     5,807     5,008
Property .......................    15,130    17,102    18,335     2,611     5,594     7,082
Surety .........................     2,788       930       278     1,993       669       194
Inland marine ..................     1,703     1,729     1,606       348       337       309
                                  --------  --------  --------  --------  --------  --------
TOTAL ..........................  $117,868  $116,419  $114,860  $ 64,042  $ 66,060  $ 65,704
                                  ========  ========  ========  ========  ========  ========


     Gross premiums earned decreased 1% in both 2005 and 2006. These decreases were primarily the result of NAICO's continued efforts to improve underwriting profitability, increased competition within the Oklahoma school districts portion of the political subdivisions program, and a decrease in surety bond premiums as NAICO no longer actively markets this program. The decreases in gross premiums earned were partially offset by premiums earned in the homeowners program which began during 2005. Gross premiums earned in Texas decreased 4% and 12% in 2005 and 2006, respectively, and gross premiums earned in Oklahoma decreased 4% and less than 1% in 2005 and 2006.

     Net premiums earned increased 3% and decreased 1% in 2005 and 2006, respectively. Net premiums earned in the homeowners program offset the decreases in net premiums earned in the political subdivisions and surety bond programs in 2005 and 2006.

     Gross premiums earned in the standard lines program decreased less than 1% in 2005 and 1% in 2006. Gross premiums earned in Texas decreased $4.9 million and $9.2 million in 2005 and 2006, respectively, and gross premiums earned in Oklahoma increased $906,000 and $4.6 million in 2005 and 2006.
The decrease in Texas premiums was due primarily to a reduction in the number of agents producing this business for NAICO, as NAICO has been focusing on increasing premium production in Oklahoma and several other states. NAICO has also increased premiums from trucking accounts in 2005 and 2006. Gross premiums earned from trucking accounts increased $6.4 million and $8.9 million in 2005 and 2006, respectively, while net premiums earned increased $3.3 million and $5.3 million in these periods. Net premiums earned in the standard lines program increased 1% and decreased 1% in 2005 and 2006, respectively.

     Gross premiums earned in the political subdivisions program decreased 14% and 23% in 2005 and 2006, respectively. The decrease in gross premiums earned is due primarily to increased competition related to Oklahoma school districts. Net premiums earned decreased 8% and 21% in 2005 and 2006, respectively. The decrease in net premiums earned was significantly less than the decrease in gross premiums earned because this program has a larger portion of property risks than other programs, and property risks have more reinsurance than other lines of business.

     In 2005, NAICO began writing homeowner and dwelling policies in the state of Texas through a managing general agent. Gross and net premiums earned in the homeowners program increased 102% and 61% in 2006. The increase in net premiums earned was significantly less than the increase in gross premiums earned due to an increase in the amount and cost of reinsurance covering catastrophic exposures. NAICO discontinued this program during the second quarter of 2006 due primarily to increased catastrophic exposures.

     Gross premiums earned in the surety bond program decreased 67% and 70% in 2005 and 2006, respectively. Net premiums earned decreased 66% and 71% in 2005 and 2006, respectively. NAICO is no longer actively marketing its surety bond program, and does not expect premium volume in this program to increase in the future.

     Other programs in the preceding table include premiums from the runoff of various programs which are no longer offered by NAICO and NAICO's participation in various mandatory pools covering workers compensation for insureds that were unable to purchase this coverage from an insurance company on a voluntary basis.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At December 31, 2006, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds, equity securities and mutual funds that invest in equity securities, with approximately 24% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans. Net investment income included $577,000 in interest from an arbitration award in 2004, and $6.6 million for the accrual of prejudgment interest on a favorable jury verdict in civil litigation regarding certain surety bond claims in 2006. See Litigation and Note 10 of Notes to Consolidated Financial Statements.

     Net investment income, excluding interest income from related parties and interest from the arbitration award in 2004 and the prejudgment interest accrual in 2006, increased 7% in 2005 and 13% in 2006. Interest income from related parties was $491,000, $670,000 and $792,000 during 2004, 2005 and
2006, respectively. The increases were due primarily to higher interest rates. See Liquidity and Capital Resources.

     Net realized investment gains were $652,000, $383,000 and $745,000 in 2004, 2005 and 2006, respectively.

     The average net yield on the fixed maturity portfolio, including net realized investment gains, was 4.0%, 3.4% and 3.6% in 2004, 2005 and 2006, respectively. The average net yield on the fixed maturity portfolio, excluding net realized investment gains, was 3.2% for 2004, 3.4% for 2005 and 3.6% for 2006. Chandler USA excludes interest income from related parties when calculating its average net yield on the portfolio. Chandler USA's average net yield has been reduced by investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduce Chandler USA's average net yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans. Based on information provided by the premium finance company, the outstanding balance of premiums financed at December 31, 2006 was approximately $11.3 million. The average yield on the fixed maturity portfolio before deducting investment expenses was 3.6% in 2004, 3.8% in 2005 and 4.0% in 2006, excluding net realized capital gains.

OTHER INCOME

     During 2004, the remaining $368,000 of deferred gain related to a sale and leaseback transaction for certain equipment was amortized into income.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     Chandler USA estimates losses and loss adjustment expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and are periodically reviewed by independent professional actuaries. See "BUSINESS - Reserves."

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 84.0%, 56.5% and 69.2% in 2004, 2005 and 2006, respectively. Weather-related losses (net of applicable reinsurance) from wind and hail were $761,000, $475,000 and $727,000 in 2004, 2005 and 2006, respectively, and increased the respective loss ratios by 1.2, 0.7 and 1.1 percentage points.

     NAICO has experienced a significant amount of incurred losses related to prior accident years during the 2004-2006 calendar years. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. The development was primarily a function of more adverse frequency and severity patterns than previously anticipated. Since such development patterns were not present in the loss history available at the time the earlier estimates were prepared, they could therefore not be anticipated. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

     The following table sets forth the loss development by line of business during each of the calendar years shown.

                                                         Calendar years
                                                --------------------------------
                                                   2004       2005       2006
                                                ---------- ---------- ----------
                                                         (In thousands)
         Other liability .....................  $  15,537  $   1,330  $     590
         Automobile liability ................      1,082      4,562      3,028
         Workers compensation ................      7,580      1,387        994
         Automobile physical damage ..........        194        255        261
         Property ............................        275        325        (47)
         Surety ..............................      1,936     (1,844)      (986)
         Accident and health .................       (286)       (26)         4
         Inland marine .......................         27        350        (15)
                                                ---------- ---------- ----------
                                                $  26,345  $   6,339  $   3,829
                                                ========== ========== ==========


     In 2004, the majority of the adverse loss development was in the other liability and workers compensation lines of business. Other liability claims may not be reported for several years after the occurrence of a loss and may not be settled for several years once reported. Workers compensation claims may be paid out over several years. In 2005 and 2006, the majority of the adverse loss development was in the automobile liability line of business, as reserves were strengthened in the 1999-2005 accident years for this line of business. A portion of this adverse development was offset by favorable development in the surety line of business that resulted from an increase in estimated recoveries primarily in the 1994 and 2001 accident years. The 1997-2001 accident years have clearly been the problematic years where the loss development was so significant. During those years, NAICO's premium volume grew from $123 million in 1997 to $197 million in 2000, before dropping to $159 million in 2001. Much of that growth was attributable to the planned expansion of NAICO's Texas business. This growth occurred at a time when premium rates were very soft. The expansion into Texas began in the last half of 1996. NAICO had written business in Texas for many years with reasonably good experience. Based on this experience, management believed the economic and tort climates were similar to Oklahoma. This did not turn out as expected, especially in regards to business in south and east Texas. Because this expansion was primarily a casualty driven book of business, it took several years to realize that claims in many areas of Texas were more severe and emerged differently than Oklahoma claims. As the historical loss data picked up the development of these claims, the projections of ultimate losses became more accurate.

     The following table sets forth the net reserves at the beginning of each accident year, the loss development incurred during each calendar year, and the re-estimated net reserves as of the beginning of each calendar year.

                                                                          Accident years
                                    ------------------------------------------------------------------------------------------
                                    Prior to
                                      1998     1998     1999     2000     2001     2002     2003     2004     2005     Total
                                    -------- -------- -------- -------- -------- -------- -------- -------- -------- ---------
                                                                          (In thousands)
Reserves at beginning of 2004 ....  $ 2,117  $   146  $   481  $ 1,879  $ 2,651  $ 6,554  $15,515  $     -  $     -  $ 29,343
Development during 2004 ..........    3,980      956    2,909    6,186    7,674    4,071      569        -        -    26,345
                                    -------- -------- -------- -------- -------- -------- -------- -------- -------- ---------
Re-estimated reserves at
 beginning of 2004 ...............  $ 6,097  $ 1,102  $ 3,390  $ 8,065  $ 10,325 $10,625  $16,084  $     -  $     -  $ 55,688
                                    ======== ======== ======== ======== ======== ======== ======== ======== ======== =========

Reserves at beginning of 2005 ....  $ 4,194  $   385  $   610  $ 3,695  $ 3,242  $ 6,524  $ 8,833  $17,212  $     -  $ 44,695
Development during 2005 ..........     (354)      71      664    1,582      (50)   1,992    1,777      657        -     6,339
                                    -------- -------- -------- -------- -------- -------- -------- -------- -------- ---------
Re-estimated reserves at
 beginning of 2005 ...............  $ 3,840  $   456  $ 1,274  $ 5,277  $ 3,192  $ 8,516  $10,610  $17,869  $     -  $ 51,034
                                    ======== ======== ======== ======== ======== ======== ======== ======== ======== =========

Reserves at beginning of 2006 ....  $ 3,037  $   218  $  (255) $ 1,579  $(2,444) $ 3,188  $ 5,896  $ 9,525  $19,805  $ 40,549
Development during 2006 ..........      881      182      726       68   (1,678)     663     (996)     108    3,875     3,829
                                    -------- -------- -------- -------- -------- -------- -------- -------- -------- ---------
Re-estimated reserves at
 beginning of 2006 ...............  $ 3,918  $   400  $   471  $ 1,647  $(4,122) $ 3,851  $ 4,900  $ 9,633  $23,680  $ 44,378
                                    ======== ======== ======== ======== ======== ======== ======== ======== ======== =========

     During 2004, NAICO experienced adverse loss development totaling $26.3 million primarily in the standard lines and political subdivisions programs. This adverse development was due primarily to continued increases in losses in the workers compensation and other liability lines of business in the 1997-2002 accident years. Adverse loss development for other liability was $15.5 million. Adverse loss development for workers compensation, surety bonds and automobile liability were $7.6 million, $1.9 million and $1.1 million, respectively. Involuntary workers compensation pools experienced $803,000 in adverse loss development, with $703,000 of this in 1996 and prior accident years. NAICO records losses based on information obtained from the pools plus an accrual for the lag time in reporting. The adverse loss development included approximately $409,000 for provisions for potentially uncollectible reinsurance and deductibles. Reserves for unpaid losses and loss adjustment expenses, net of related reinsurance recoverables, were $44.7 million at December 31, 2004 compared to $29.3 million at December 31, 2003, an increase of $15.4 million or 52%.

     During 2005, NAICO experienced adverse loss development totaling $6.3 million primarily in the standard lines and political subdivisions programs. A portion of the adverse development was offset by favorable development of $1.8 million in the surety bond program, primarily in accident years 1994 and 2001 that resulted from the estimated recoveries discussed previously. The adverse development was due primarily to an increase in losses in the workers compensation, other liability and automobile liability lines of business in the 2000, 2002 and 2003 accident years. The adverse loss development included approximately $108,000 for provisions for potentially uncollectible reinsurance.

     During 2006, NAICO experienced adverse loss development totaling $3.8 million primarily in the standard lines program. A portion of the adverse development was offset by favorable development of $1.0 million in the surety bond program, primarily in the 2001 accident year, that resulted from the estimated recoveries discussed previously. The adverse development was due primarily to an increase in losses in the automobile liability line of business in the 2005 accident year and in the workers compensation line of business in the 1997 and 1999 accident years. The adverse loss development included approximately $97,000 for provisions for potentially uncollectible reinsurance.

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

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. During 2004, 2005 and 2006, NAICO incurred charges of $282,000, $108,000 and $97,000, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three years ended December 31, 2004, 2005 and 2006:

<TABLE
                                                       YEAR ENDED DECEMBER 31,
                                                   --------------------------------
                                                      2004       2005       2006
                                                   ---------- ---------- ----------
                                                            (In thousands)
Commissions expense .............................  $  16,078  $  17,186  $  15,933
Other premium related assessments ...............      1,137        960      1,061
Premium taxes ...................................      2,562      2,205      2,020
Excise taxes ....................................        301        272        272
Other expense ...................................        458        723        730
                                                   ---------- ---------- ----------
Total direct expenses ...........................     20,536     21,346     20,016
Indirect underwriting expenses ..................      7,463      6,384      6,296
Commissions received from reinsurers ............    (17,068)   (15,891)   (15,026)
Adjustment for deferred acquisition costs .......        108     (1,168)       380
                                                   ---------- ---------- ----------
Net policy acquisition costs ....................  $  11,039  $  10,671  $  11,666
                                                   ========== ========== ==========


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 23.0% in both 2004 and 2005, and 23.3% in 2006. For these periods, commission expense as a percentage of gross written and assumed premiums was 13.2%, 14.3% and 14.1%. The increase in 2005 in commission expense was due primarily to the homeowners program that began during 2005. This program has a higher average commission rate than most of the other programs due to the use of a managing general agent who performs certain underwriting, claims and administrative functions.

     Indirect underwriting expenses were 6.1%, 5.3% and 5.6% of total direct written and assumed premiums in 2004, 2005 and 2006, respectively. The decreases in 2005 and 2006 were due primarily to a reduction in employee related expenses. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percentage of ceded reinsurance premiums were 33.3%, 31.6% and 31.1% in 2004, 2005 and 2006, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 10.5%, 11.0% and 10.9% of gross premiums earned in 2004, 2005 and 2006, respectively. General and administrative expenses in 2004 included a recovery of certain litigation expenses of $359,000. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors, including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's revenues.

INTEREST EXPENSE

     Interest expense increased 6% in both 2005 and 2006. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The increases in 2005 and 2006 were due primarily to the increase in interest rates during these periods, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

FEDERAL INCOME TAXES

     Chandler USA's federal income tax benefit (provision) as a percentage of income (loss) before income taxes was 33.8%, 35.6% and 32.9% for 2004, 2005 and 2006, respectively.

     At December 31, 2006, Chandler USA had a net deferred tax asset of $4.0 million including $1.6 million related to federal net operating loss carryforwards which begin to expire in 2024. Chandler USA believes it is more likely than not that the deferred income tax asset including the federal net operating loss carryforwards will be realized through future earnings. As a result, a valuation allowance has not been recorded. Chandler USA used the same assumptions as in internal financial projections to estimate future taxable income. If Chandler USA's results are not as profitable as anticipated, a valuation allowance may have to be established for the federal net operating loss carryforwards and the other remaining deferred tax assets.

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

     As of December 31, 2006, NAICO had statutory earned surplus of $14.0 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2007 without the approval of the Oklahoma Department of Insurance is $5.2 million. NAICO paid shareholder dividends to Chandler USA totaling $3.4 million in June of 2004.

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

     Historically, NAICO has played a significant role in the servicing of debt and other obligations of Chandler USA through the payment of shareholder dividends. These obligations include $7.0 million of 8.75% senior debentures due in 2014, $13.4 million of 9.75% junior subordinated debentures due in 2033, $7.2 million of floating rate junior subordinated debentures due in 2034 and the obligations under the sale and leaseback transaction discussed below. Management's expectation is that Chandler Insurance or other subsidiaries will be able to meet these obligations in the future. It is possible that dividends from NAICO may be necessary to service Chandler USA's debt obligations. To the extent that the restrictions discussed previously limit NAICO's ability to pay shareholder dividends or other payments to Chandler USA, Chandler USA's ability to satisfy the debt obligations may also be limited.

     NAICO maintains a liquid operating position and follows investment guidelines that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet obligations and keeping a sufficient margin of capital and surplus to ensure unimpaired ability to write insurance. As of December 31, 2006, all of NAICO's fixed-maturity investments were rated Aa3 or A+ or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively.

     NAICO purchases investments to support its investment strategies which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and its mix of business. As of December 31, 2006 all of the investments of NAICO were in fixed-maturity investments, equity securities, mutual funds that invest in equity securities, interest-bearing money market accounts and collateralized repurchase agreements. At the time of purchase, investments in debt securities that NAICO has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. NAICO has not classified any investments as trading account assets. Debt securities not classified as held to maturity or trading and equity securities are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of deferred income tax as a separate component of other comprehensive income until realized.

     Chandler USA provided $20.2 million in cash from operations in 2004, used $131,000 in cash from operations in 2005 and provided $4.4 million in cash from operations in 2006. The cash provided by operations in 2004 was due primarily to the decrease in reinsurance purchased in 2004 which resulted in an increase in net premiums written of $18.6 million. Cash flow from operations is positively impacted during times when net premiums written increase since a substantial portion of the claim payments for any given year will be made in future years. The cash provided by operations was used primarily to fund purchases of investments and loans to related parties. During 2005, net premiums written decreased slightly which attributed to Chandler USA using only $131,000 in cash from operations. In 2005, the increase in premium receivables and reinsurance recoverables on unpaid losses were offset by Chandler USA's net income and an increase in unearned premium. The cash provided by operations in 2006 included a decrease in reinsurance recoverable on unpaid losses of $29.2 million, but this was largely offset by a decrease in unpaid losses and loss adjustment expenses of $26.3 million. These decreases were primarily the result of recording additional estimated recoveries related to a favorable jury verdict in civil litigation regarding certain surety bond claims during 2006. See "Litigation."

     Cash flows from investing activities were primarily the result of normal purchases and sales of investment securities. Net realized investment gains before income taxes were $652,000, $383,000 and $745,000 during 2004, 2005 and 2006, respectively, from the sale of investments. NAICO received proceeds of $23.8 million, $2.5 million and $21.3 million during 2004, 2005 and 2006, respectively, from the sale of available for sale securities prior to their maturity. During 2004, 2005 and 2006, the market value of NAICO's available for sale fixed-income investments decreased by $581,000, $1.6 million and $1,000, respectively, due primarily to changes in interest rates experienced during this time. The average maturity of NAICO's fixed maturity investments was 4.0 years and
3.4 years at December 31, 2005 and 2006, respectively.

     Cash flows from financing activities were primarily the result of payments and loans between Chandler USA and Chandler Insurance. Chandler USA and Chandler Insurance are parties to an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2005 and 2006, Chandler USA had a receivable of $9.4 million and $9.6 million, respectively, under the Credit Agreement, and Chandler USA earned $439,000, $614,000 and $733,000 in interest income under the Credit Agreement during 2004, 2005 and 2006, respectively.

     NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. At December 31, 2006, the total amount of cash and investments restricted as a result of these arrangements was $7.7 million. In addition, NAICO has deposited $11.9 million of cash and investments into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for three years with monthly rental installments equal to the sum of (i) $17,512 plus
(ii) interest, which was 9.25% at December 31, 2006, on the unpaid lease balance which is a floating interest rate of 1% over JP Morgan Chase Bank prime. During March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million. See Note 11 to Consolidated Financial Statements.

                                                                       PAGE 35
CONTRACTUAL OBLIGATIONS

     The following table provides the future payments due by period under contractual obligations as of December 31, 2006, aggregated by type of obligation:

                                        LESS THAN      1-3        3-5     MORE THAN
                                         ONE YEAR     YEARS      YEARS     5 YEARS     TOTAL
                                        ----------  ---------  ---------  ---------  ----------
                                                            (In thousands)
Unpaid losses and loss adjustment
  expenses (1) .......................  $   35,269  $  32,232  $  12,489  $   3,263  $   83,253
Future minimum rental payments
  under operating leases .............         232        102          -          -         334
Guaranteed residual value of
  operating lease (2) ................       1,518          -          -          -       1,518
Capital leases .......................          48         84         17          -         149
Debentures ...........................           -          -          -      6,979       6,979
Junior subordinated debentures
  issued to affiliated trusts ........           -          -          -     20,620      20,620
                                        ----------  ---------  ---------  ---------  ----------
  Total ..............................  $   37,067  $  32,418  $  12,506  $  30,862  $  112,853
                                        ==========  =========  =========  =========  ==========
------------------------------------------


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

(2)  This amount represents the specified maximum deficiency that Chandler USA could be required to make up under the sale and leaseback transaction described previously.


LITIGATION

     On August 1, 2006, a jury trial concluded in Harris County, Texas, related to the construction of two gas processing plants in Louisiana. NAICO had provided surety bonds in connection with the construction of these plants. The amounts the jury found owing to NAICO include approximately $20.2 million in actual damages and $70.0 million in punitive damages. See Note 10 of Notes to Consolidated Financial Statements for a discussion of this jury verdict.

     On October 30, 2006, NAICO filed its Motion for Entry of Judgment requesting that the Trial Court enter judgment for a total of $100.6 million plus court costs and anticipated attorney fees for appeals. This amount includes $70.0 million in punitive damages, $8.3 million in prejudgment interest through November 1, 2006, and attorney fees of $4.6 million through entry of judgment. The Trial Court denied the request for attorney fees on January 5, 2007. NAICO expects the Trial Court to enter judgment based upon its request during 2007. When entering judgment, the Court may enter judgment based upon NAICO's request or may enter a different judgment.
After judgment is entered, all parties may file post-judgment motions. Following the Court's rulings on post-judgment motions, all parties may appeal all or any of those rulings or judgments.

     During the third quarter of 2006, NAICO increased the estimated recovery on the surety bond claims related to the construction of the two gas processing plants which resulted in a decrease in losses and loss adjustment expenses incurred of $4.7 million. In addition, unpaid losses and loss adjustment expenses decreased $22.7 million, reinsurance recoverable on unpaid losses and loss adjustment expenses decreased
$16.8 million, and reinsurance recoverable on paid losses and loss adjustment expenses decreased $1.2 million. NAICO also recorded $6.6 million of interest income for its estimate of prejudgment interest through December 31, 2006, including a recovery for a pre-verdict settlement with certain other parties. Prejudgment interest will continue to accrue at 8.25%.

NEW ACCOUNTING STANDARDS

     See Note 1 to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     As of December 31, 2006, substantially all of the investments of NAICO were in fixed-maturity investments (rated Aa3 or A+ or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), equity securities, mutual funds that invest in equity securities, interest-bearing money market accounts and collateralized repurchase agreements. NAICO does not hold any investments classified as trading account assets or derivative financial instruments.

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


                                                                                 Estimated
                                                                              fair value after
                                                          Hypothetical          hypothetical
                                    Fair value at          change in              change in
                                     December 31,         interest rate         interest rate
                                ----------------------  (bp=basis points)  ----------------------
                                   2005        2006                           2005        2006
                                ----------  ----------  -----------------  ----------  ----------
                                (Dollars in thousands)                     (Dollars in thousands)
Fixed-maturity investments ...  $  71,735   $  66,379   100 bp increase..  $  69,120   $  64,392
                                                        200 bp increase..     66,657      62,520
                                                        100 bp decrease..     74,516      68,431
                                                        200 bp decrease..     77,477      70,613


     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2006 would reduce the estimated fair value of NAICO's fixed-maturity investments by approximately $3.9 million at that date.

     NAICO's portfolio of equities and equity mutual funds has exposure to equity price risk. Equity price risk is defined as the potential loss in fair value resulting from an adverse change in prices. The mutual funds primarily invest in equity securities of large U.S. entities across a variety of industries. These funds are managed by the individual fund managers, and NAICO's Investment Committee monitors the performance of these mutual funds. The equities and equity mutual funds are carried on the balance sheet at fair value. The changes in estimated fair value of the equity portfolio are presented as a component of shareholder's equity in accumulated other comprehensive income, net of taxes.

     The table below summarizes NAICO's equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2005 and 2006. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.


                                                                                 Estimated
                                                                              fair value after
                                    Fair value at                               hypothetical
                                     December 31,          Hypothetical      change in prices
                                ----------------------     price change    ----------------------
                                   2005        2006                           2005        2006
                                ----------  ----------  -----------------  ----------  ----------
                                (Dollars in thousands)                     (Dollars in thousands)
Equity securities ............  $   9,071   $   1,921   20% increase ....  $  10,885   $   2,305
                                                        20% decrease ....      7,257       1,537


     Chandler USA is obligated for $7.0 million principal amount of Debentures that have a maturity date of July 16, 2014. The Debentures have a fixed interest rate of 8.75%. At December 31, 2006, the fair value of Chandler USA's Debentures was estimated to be $5.8 million based on the latest reported trade. Chandler USA's Debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The Debentures are redeemable by Chandler USA on or after July
16, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate was 9.47% at December 31, 2006. At December 31, 2006, the fair value of Chandler USA's junior subordinated debentures was estimated to be $21.7 million.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. The sale and leaseback transaction resulted in a deferred gain of $2.0 million which was amortized into income over the final year of the lease, resulting in other income of $1.7 million in 2003 and $368,000 in 2004. During March 2004, the lease was extended for three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest, which was 9.25% at December 31, 2006, on the unpaid lease balance which is a floating interest rate of 1% over JP Morgan Chase Bank prime. During March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon
Payment.  If the proceeds were less than the Balloon Payment, Chandler
USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 15(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

ITEM 9B.  OTHER INFORMATION.

     None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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


NAME                  AGE     POSITION
--------------------  ---   ---------
W. Brent LaGere       61    Chairman of the Board, Chief Executive Officer, Compensation
                               Committee Member and Director.

Mark T. Paden         50    President, Compensation Committee Member and Director.

Lance A. LaGere       26    Executive Vice President and Chief Operating Officer

Richard L. Evans      60    Senior Vice President and Director.

R. Patrick Gilmore    55    Senior Vice President, Secretary, General Counsel and Director.

Mark C. Hart          51    Senior Vice President-Finance, Chief Financial Officer and Treasurer.

M. Steven Blain       49    Vice President-Administration.

Robert L. Rice        72    Audit Committee Chairman and Director.

W. Scott Martin       56    Audit Committee Member and Director.

William T. Keele      70    Audit Committee Member and Director.


     W. BRENT LAGERE has been a director, Chairman of the Board and Chief Executive Officer of Chandler USA since 1988 and of CIMI since December 2002. Since 1988, Mr. LaGere has served in officer and director capacities for various subsidiaries of Chandler USA pursuant to an employment contract with Chandler USA. Mr. LaGere serves as Chairman of the Board and Chief Executive Officer of Chandler Insurance.

     MARK T. PADEN has served as President of Chandler USA and NAICO since May 2001 and as Chief Operating Officer of Chandler USA and NAICO from May 1998 to February 2006. Mr. Paden has served as President of CIMI since December 2002 and Chief Operating Officer of CIMI from December 2002 to February 2006. From May 1998 to May 2001, Mr. Paden also served as Executive Vice President of Chandler USA and NAICO. Mr. Paden has served as Chief Financial Officer of NAICO from January 1988 through May 2001 and also served as Vice President-Finance of NAICO from January 1988 through May 1998. Mr. Paden has been a director of Chandler USA since July 1988, NAICO since November 1992 and CIMI since December 2002. Mr. Paden also serves as a director and President of Chandler Insurance.

     LANCE A. LAGERE has served as Executive Vice President of NAICO since January 2006, and of Chandler USA and CIMI since February 2006. Mr. LaGere has also served as Chief Operating Officer of these companies since February 2006. From December 2002 to December 2005, Mr. LaGere was a retail insurance agent for Brown & Brown of Central Oklahoma, Inc. From June 2002 to December 2002, Mr. LaGere was a retail insurance agent for LaGere & Walkingstick Insurance Agency, Inc., which was a wholly owned subsidiary of Chandler USA until its sale to Brown & Brown, Inc. in December 2002. Mr. LaGere was also appointed as Executive Vice President of Chandler Insurance during 2006, pending approval by the Cayman Islands Monetary Authority. Mr. LaGere is the son of W. Brent LaGere, Chairman of the Board and Chief Executive Officer of Chandler USA.

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

     MARK C. HART has served as Senior Vice President-Finance and Treasurer of Chandler USA and NAICO since May 1998, and has served as Chief Financial Officer of Chandler USA and NAICO since May 2001. Mr. Hart has also served as Vice President of Chandler USA since March 1994. Mr. Hart has served as Treasurer of CIMI since December 2002. Mr. Hart also serves as Vice President-Accounting, Chief Financial Officer and Treasurer of Chandler Insurance.

     M. STEVEN BLAIN has served as Vice President-Administration of Chandler USA and NAICO since August 2003. From November 1999 to August 2003, Mr. Blain was employed by NAICO in various capacities. Prior to his employment by NAICO in November 1999, Mr. Blain was Vice President-Operations and
Chief Financial Officer for J.B. Pratt Foods, Inc.

     ROBERT L. RICE has been a director of Chandler USA since June 1993 and a director of NAICO since March 2000. He has for more than 20 years engaged in private practice as a Certified Public Accountant.

     W. SCOTT MARTIN has been a director of Chandler USA and NAICO since March 2000. Mr. Martin has been President of the Tulsa Loan Production Office with First Bank & Trust Company in Wagoner, Oklahoma since 1994.
Mr. Martin also serves as a director of First Bank & Trust in Wagoner, Oklahoma, First Bank of Chandler in Chandler, Oklahoma, First National
Bank in Burkburnett, Texas and First Bank in Ketchum, Oklahoma. Mr. Martin is also the Manager for Basin Management, LLC.

     WILLIAM T. KEELE has been a director of Chandler USA and NAICO since May 2001. Mr. Keele has been President of Hallman & Keele, Inc., a construction and steel fabrication firm, since 1974.

AUDIT COMMITTEE FINANCIAL EXPERT

     Chandler USA's Audit Committee is composed of Messrs. Rice, Martin and Keele, with Mr. Rice serving as Chairman. Chandler USA's Board of Directors has determined that Mr. Rice is an "audit committee financial expert", as defined by Securities and Exchange Commission rules. Mr. Rice is an independent director, as that term is used in Item 7(d)(3)(IV) of Schedule 14A under the Securities Exchange Act of 1934.

CODE OF ETHICS

     Chandler USA has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, a copy of which was filed as Exhibit 14.1 to Chandler USA's Form 10-K for the fiscal year ended December 31, 2003.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Forms 3, 4 and 5, any amendments thereto furnished to Chandler USA pursuant to the rules of the Securities and Exchange Commission, or written representations from certain reporting persons presented to Chandler USA, all such reports required to be filed by reporting persons have been filed in a timely fashion during the fiscal year ended December 31, 2006.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

     This section provides information regarding the compensation of our Chief Executive Officer, Chief Financial Officer and, in addition, our three most highly compensated executive officers. Collectively, we refer to these executives as the named executive officers. Our executive compensation program is developed and monitored by our Compensation Committee which consists of our Chief Executive Officer and our President.

COMPENSATION PROGRAM OBJECTIVES
     Our overall goal in compensating executive officers is to attract, retain and motivate key executives who are critical to our future success. We want to reinforce our goal to grow our business profitably and to reward each executive's contributions toward this goal. Our decisions with respect to executive officer salaries and incentives are influenced by the executive's level of responsibility and function within Chandler USA as well as the overall performance and profitability of Chandler USA.

EXECUTIVE COMPENSATION ELEMENTS
     Our Compensation Committee reviews the performance results of each named executive officer and establishes individual compensation levels. Our executive compensation program consists of base salaries, cash bonuses and perquisites.

BASE SALARIES
     The purpose of the base salary is to reflect each executive's job responsibilities and to reward each executive's job performance. During 2006, the following base salaries were approved for our named executive officers:


                                                        PERCENTAGE
NAMED EXECUTIVE OFFICER           2006 BASE SALARY       INCREASE
--------------------------------  ----------------      ----------
W. Brent LaGere ................  $        546,740            2.1%
Mark T. Paden ..................           333,714            3.0%
Richard L. Evans ...............           277,068            3.0%
R. Patrick Gilmore .............           248,558            3.0%
Mark C. Hart ...................           172,105            3.0%


     Base annual salaries are evaluated at least annually on the officer's anniversary date for each of the named executive officers. This evaluation includes recommendations from the Chief Operating Officer for certain of the executive officers. At that time, the Compensation Committee determines the base salary adjustment for each executive officer. The factors that influence the determination include the executive's experience, performance, changes in responsibilities and budgetary considerations.

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

CASH BONUSES
     While the company does not have a formal incentive bonus program, all of the named executive officers are eligible to receive cash bonuses. The amount of cash bonuses to be paid are determined at the discretion of the Compensation Committee. During 2006, the Compensation Committee awarded cash bonuses to Mr. LaGere and Mr. Paden as shown in the Summary Compensation Table that follows. These cash bonuses were paid during 2006.

PERQUISITES
     Each of the named executive officers participate in employee benefit plans generally available to our employees, including medical, life insurance, disability plans and our defined contribution 401(k) retirement plan. Other perquisites such as company provided automobiles, additional disability and life insurance are also provided to certain named executive officers. In addition, various personal expenses are paid for on behalf of our Chief Executive Officer and President, and these expenses and related income tax gross-ups are reported as "All Other Compensation" in the Summary Compensation Table that follows. The amount and nature of the personal expenses to be paid are determined at the discretion of the Compensation Committee.

ROLE OF EXECUTIVE OFFICERS IN DETERMINING COMPENSATION
     Our Compensation Committee consists of our Chief Executive Officer and President. These two individuals also own 100% of the outstanding common stock of our ultimate parent company. As such, they determine the levels of their own compensation including cash bonuses and perquisites. They also determine the levels of compensation, with input from the Chief Operating Officer, for each of the other named executive officers.

     The following table sets forth the compensation paid or to be paid by Chandler USA or any of its subsidiaries as well as all other compensation paid or accrued to the Chief Executive Officer, Chief Financial Officer, and the three other most highly compensated executive officers of Chandler USA and its subsidiaries during the years indicated.

                              SUMMARY COMPENSATION TABLE

                                                                      ALL OTHER
NAME AND PRINCIPLE POSITION          YEAR    SALARY      BONUS      COMPENSATION(1)     TOTAL
--------------------------------     ----  ----------  ----------   ---------------  ------------
W. Brent LaGere, Chairman
 of the Board and CEO                2006  $ 537,544   $ 574,269    $      819,886   $ 1,931,699

Mark T. Paden, President             2006    332,904     563,432            98,204       994,540

Richard L. Evans, Senior
 Vice President - Claims             2006    276,396           -            21,383       297,779

R. Patrick Gilmore, Senior
 Vice President, Secretary
 and General Counsel                 2006    243,731           -            13,102       256,833

Mark C. Hart, Senior
 Vice President - Finance,
 Chief Financial Officer
 and Treasurer                       2006    170,225           -             6,100       176,325

-----------------------------------------


(1)  The amounts shown in this column include matching contributions under Chandler USA's
401(k) plan, life and disability insurance premiums and various perquisites and tax gross-ups as detailed below.


                  SUPPLEMENTAL TABLE FOR ALL OTHER COMPENSATION

                                   401(K)      LIFE          OTHER
                                  COMPANY    INSURANCE      PERSONAL       TAX
NAMED EXECUTIVE OFFICER    YEAR  MATCH (1)  PREMIUMS (2)  EXPENSES (3)  GROSS-UPS (4)    TOTAL
-------------------------  ----  ---------  ------------  ------------  -------------  ----------
W. Brent LaGere .........  2006  $  6,100   $    75,953   $   429,622   $    308,211   $ 819,886
Mark T. Paden ...........  2006     6,100         3,900        54,615         33,589      98,204
Richard L. Evans ........  2006     6,100         5,000         6,557          3,726      21,383
R. Patrick Gilmore ......  2006     6,100         2,000         3,474          1,528      13,102
Mark C. Hart ............  2006     6,100             -             -              -       6,100

----------------------------


(1)  The amounts shown in this column reflect company matching contributions under our 401(k) plan.


(2) The amounts shown in this column reflect the premiums paid or to be paid under life insurance arrangements with the named executive officers. A portion of the premiums ($30,153 for Mr. LaGere, $2,500 for Mr. Paden, $5,000 for Mr. Evans and $2,000 for Mr. Gilmore) were paid under a split dollar life insurance plan. Under this plan, Chandler USA or its subsidiaries pay the premiums for life insurance issued to the named executive officer. Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the named executive officer cancels and surrenders the policy.

(3) The amounts shown in this column reflect various personal expenses, none of which individually exceeded the greater of $25,000 or ten percent of total perquisites for each named executive officer except as disclosed below. Personal expenses included company provided automobiles, payment of disability insurance premiums and sporting event tickets for Messrs. LaGere, Paden, Evans and Gilmore. In addition, the amounts shown for Mr. LaGere and Mr. Paden include automobile lease payments for each of their spouses, gasoline and other automobile related expenses for their spouses and other family members, club memberships and related expenses, payments for personal automobile insurance premiums and personal flights on company provided aircraft. The incremental cost to the company of the personal use of company provided aircraft is calculated based on the variable operating cost per flight hour. Mr. LaGere's personal expenses also included home and housing related expenses, personal tax return and legal services, computer purchases, expenses related to personal investments and payments for personal charges on personal credit cards of $216,116 during 2006.

(4) The amounts shown in this column represent the income tax gross-ups for each of the named executive officers that relate to certain personal expenses and life insurance premiums.


COMPENSATION OF DIRECTORS
     Directors who are employees of Chandler USA do not receive additional compensation for serving as directors. Each non-employee director of Chandler USA is paid $1,000 per day for any meeting or committee meeting attended. However, if a non-employee director is attending meetings for two or more affiliates of Chandler USA on the same day, his compensation is $750 per day for any meeting or committee meeting of Chandler USA attended. Each non-employee director is also paid $1,500 per day for any NAICO board meeting attended. If a non-employee director attends the meeting by telephonic conference, his compensation is $500 per day for any meeting or committee meetings so attended. As Chairman of the Audit Committee, Mr. Rice's compensation for audit committee meetings is 150% of the applicable meeting fee.

     The following table sets forth the compensation earned by our non-employee directors for 2006.

                                DIRECTOR COMPENSATION

                                     FEES EARNED
NAME                               OR PAID IN CASH        TOTAL
------------------------------   ------------------   -------------
Robert L. Rice ...............   $          12,375    $     12,375
W. Scott Martin ..............              10,750          10,750
William T. Keele .............              10,750          10,750


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Chandler USA's Compensation Committee consists of W. Brent LaGere and Mark T. Paden. Mr. LaGere is the Chief Executive Officer of Chandler USA and its subsidiaries, and is also a director of Chandler USA's sole shareholder Chandler Insurance. Mr. Paden is President of Chandler USA and its subsidiaries, and is also a director of Chandler Insurance. Chandler Insurance has no employees and does not have a compensation committee.

COMPENSATION COMMITTEE REPORT
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section with management and, based on such review and discussion, recommended to our Board of Directors that it be included in this Annual Report on Form 10-K.

March 6, 2007                          Compensation Committee:
                                       W. Brent LaGere
                                       Mark T. Paden

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     All of the common stock of Chandler USA, its sole class of common equity, is owned by Chandler Insurance.

     The following table sets forth the number and percentage of outstanding shares of each class of the capital stock of Chandler Insurance that, as of February 28, 2007, are beneficially owned by (i) each director of Chandler USA and Chandler Insurance, (ii) each of the named executive officers and
(iii) all current directors and executive officers as a group:

                                                                        BENEFICIAL OWNERSHIP
                                                      ----------------------------------------------------------
                                                       TYPE OF CAPITAL SHARES       NUMBER OF
NAME OF DIRECTOR OR EXECUTIVE OFFICER                  OF CHANDLER INSURANCE     CAPITAL SHARES (1)  PERCENT (2)
----------------------------------------------------  -------------------------  ------------------  -----------
W. Brent LaGere (3) ................................  Class A Common Shares              500,661           80.0%
                                                      Series A Preferred Shares           75,152           19.9%

Mark T. Paden ......................................  Class A Common Shares              125,165           20.0%
                                                      Series A Preferred Shares           17,610            4.7%

Richard L. Evans ...................................  Series A Preferred Shares           27,272            7.2%
                                                      Series B Preferred Shares           32,250           13.5%

R. Patrick Gilmore .................................  Series B Preferred Shares           11,000            4.6%
Mark C. Hart .......................................  Series A Preferred Shares            3,528            0.9%
Robert L. Rice .....................................               -                           -              -%
W. Scott Martin ....................................  Series C Preferred Shares           19,000            3.0%
William T. Keele (4) ...............................  Series C Preferred Shares          122,417           19.1%
All directors and officers as a group (8 persons) ..  Class A Common Shares              625,826          100.0%
                                                      Series A Preferred Shares          123,562           32.7%
                                                      Series B Preferred Shares           43,250           18.1%
                                                      Series C Preferred Shares          141,417           22.0%

-------------------------------------------------------


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

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance, 378,328 Series A Preferred Shares of Chandler
     Insurance, 238,593 Series B Preferred Shares of Chandler Insurance and 642,069 Series C Preferred Shares of
     Chandler Insurance outstanding on February 28, 2007.

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

(4)  Includes 63,787 Series C Preferred Shares of Chandler Insurance held by the Keele Family Ltd. Partnership,
     4,062 shares held by Mr. Keele's wife and 23,911 shares held by Mr. Keele's children.  Mr. Keele disclaims beneficial ownership of the shares owned by his wife and children.


SHAREHOLDERS HOLDING OVER FIVE PERCENT

     Listed below are persons, other than those listed previously, who are known by Chandler USA to own beneficially more than 5% of Chandler Insurance's Class A Common Shares as of February 28, 2007. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the common shares beneficially owned.

                                                                         BENEFICIAL OWNERSHIP
                                                                 ------------------------------------
NAME OF SHAREHOLDER                                              NUMBER OF SHARES (1)   PERCENT (2)
---------------------------------------------------------------  -------------------  ---------------
Malinda K. LaGere Laird, Matthew C. LaGere and Lance A. LaGere,
 Successor Co-Trustees of the W. Brent LaGere Irrevocable Trust
 1010 Manvel Avenue, Chandler, Oklahoma 74834 .................      370,890  (3)          59.3%

----------------------------------------------------------------

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

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance outstanding on February 28, 2007.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     Transactions with related persons are reviewed and approved by the Board of Directors of Chandler USA or, in certain situations, by the Board of Directors of one of its subsidiary companies.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for three years, and during March 2007 the lease was extended for an additional three years. See Note 11 to Consolidated Financial Statements for additional information. The bank that participated in the sale and leaseback transaction established a letter of credit in the amount of $500,000 on behalf of Chandler USA for the benefit of Brown & Brown, Inc. as security in connection with the sale of a subsidiary. Chandler USA paid a fee of $5,000 during 2004 to the bank for issuing the letter of credit. This letter of credit expired on December 31, 2005. W. Scott Martin, a director of NAICO and Chandler USA, is an officer and director of the bank that participated in these transactions, and is also a significant shareholder of the bank's holding company. Mr. Martin is also a director of the bank that Chandler USA and its subsidiaries use as their principal disbursement bank, and is a significant shareholder of the bank's holding company. The balance maintained by Chandler USA and each subsidiary is fully insured by the Federal Deposit Insurance Corporation, and Chandler USA and its subsidiaries pay customary service charges to the bank for the services provided.

     During the second quarter of 2006, CIMI purchased two limited partnership units in Basin Drilling #2 LP for $2,000, and purchased 8% cumulative subordinated debentures in the amount of $500,000. The timing of payment of interest and principal on the debentures is subject to various restrictions contained in the cumulative subordinated debenture note. The purpose of the partnership is to own and operate an oil and gas drilling rig. CIMI financed the purchase with a $500,000 variable rate bank loan. Principal and interest payments are due on the bank loan in five quarterly installments beginning September 1, 2006. Interest is payable at 1% over New York Prime, which was 9.25% at December 31, 2006. The partnership is managed by Basin Management, LLC ("BMLLC") who is the General Partner. W. Scott Martin, a director of NAICO and Chandler USA, is the Manager for BMLLC, and is also a director of the bank and a significant shareholder of the bank holding company that provided the bank loan described above.

     Chandler USA leases a rural property from Davenport Farms, Inc. ("Davenport Farms"), a corporation owned by W. Brent LaGere, Richard L. Evans and Mark T. Paden. Chandler USA has placed three mobile homes on the property, drilled a water well connected to the mobile homes and made other smaller improvements to the property. Its personnel maintain these improvements. These mobile homes and the property provide hunting, fishing, lodging, dining and other outdoor recreational activities for the entertainment of customers and business associates of Chandler USA and/or its subsidiaries. Chandler USA pays no rent to Davenport Farms but reimburses it for one-half of the utilities and for hunting supplies. Chandler USA has also agreed to indemnify Davenport Farms for claims arising out of its use of the property. Chandler USA retains the right to remove all structures located upon the property when the lease terminates. In
2004, 2005 and 2006, Chandler USA incurred approximately $353,000, $313,000 and $308,000, respectively, in expenses associated with its use of this property, including $14,000, $10,000 and $11,000 for reimbursement of certain expenses, such as utility and similar expenses, for the years 2004, 2005 and 2006, respectively.

DIRECTOR INDEPENDENCE

     Chandler USA is a privately held corporation with only debt securities listed on the American Stock Exchange ("AMEX"). The AMEX requires that a majority of the directors be "independent directors" as defined in the AMEX Company Guide. Chandler USA has relied upon an exception to this requirement which is provided for companies listing only debt securities. The Board of Directors has determined that Messrs. Rice, Martin and Keele are independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate audit fees billed or to be billed by Tullius Taylor Sartain & Sartain LLP for the audit of Chandler USA's annual financial statements and review of financial statements included in Chandler USA's Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $155,000, $167,100 and $178,900 for the years ended December 31, 2004, 2005 and 2006, respectively.

AUDIT-RELATED FEES

     The aggregate fees billed for professional services rendered by Tullius Taylor Sartain & Sartain LLP for audit related services rendered in connection with the audits of employee benefit plans and consultation on accounting standards or transactions were $18,150, $28,450 and $21,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

TAX FEES

     The aggregate fees billed or to be billed for professional services rendered by Tullius Taylor Sartain & Sartain LLP for tax compliance, tax advice and tax planning were $17,700, $23,650 and $20,750 for the years ended December 31, 2004, 2005 and 2006, respectively.

ALL OTHER FEES

     The aggregate fees billed by Tullius Taylor Sartain & Sartain LLP for professional services other than those reported in the categories above were $500 for the year ended December 31, 2005. There were no other fees billed by Tullius Taylor Sartain & Sartain LLP for the years ended December 31, 2004 and 2006.

POLICY ON PRE-APPROVAL OR RETENTION OF INDEPENDENT AUDITORS

     All audit and permitted non-audit services for which Chandler USA engages Tullius Taylor Sartain & Sartain LLP require pre-approval by Chandler USA's Audit Committee. The percentage of Audit-Related Fees, Tax Fees and All Other Fees out of all fees paid to Tullius Taylor Sartain & Sartain LLP was 18.8%, 23.9% and 18.9% for the years ended December 31, 2004, 2005 and 2006, respectively.

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2006, together with the related notes thereto and the report of Tullius Taylor Sartain & Sartain LLP, independent auditors on such financial statements, are filed as a part of this Form 10-K. See accompanying Index on page F-1.

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

              10.13 Guarantee Agreement, dated as of December 16, 2003 between Chandler (U.S.A.), Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee. (6)

              10.14 Capital Securities Subscription Agreement dated as of December 4, 2003 among Chandler (U.S.A.), Inc. and Chandler Capital Trust II, together as offerors, and InCapS Funding II, Ltd., as purchaser. (6)

              10.15 Placement Agreement dated December 4, 2003 among Chandler (U.S.A.), Inc. and Chandler Capital Trust II, together as offerors, and Sandler O'Neill & Partners, L.P., as placement agent. (6)

              14.1   Code of Ethics.  (6)

              21.1   Subsidiaries of the registrant.

              31.1   Rule 13a-14(a)/15d-14(a) Certifications.

              32.1   Section 1350 Certifications

----------------------------

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

                           CHANDLER (U.S.A.), INC.

Date:  March 6, 2007  By:  /s/ W. Brent LaGere
                           ----------------------------------------------------
                           W. Brent LaGere
                            Chairman of the Board and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:  March 6, 2007       /s/ W. Brent LaGere
                           ----------------------------------------------------
                           W. Brent LaGere, Chairman of the Board,
                            Chief Executive Officer and Director
                            (Principal Executive Officer)

Date:  March 6, 2007       /s/ Mark T. Paden
                           ----------------------------------------------------
                           Mark T. Paden, President and Director


Date:  March 6, 2007       /s/ Mark C. Hart
                           ----------------------------------------------------
                           Mark C. Hart, Sr. Vice President - Finance,
                            Chief Financial Officer and Treasurer
                            (Principal Financial and Accounting Officer)


Date:  March 6, 2007       /s/ Richard L. Evans
                           ----------------------------------------------------
                           Richard L. Evans, Senior Vice President and Director


Date:  March 6, 2007       /s/ R. Patrick Gilmore
                           ----------------------------------------------------
                            R. Patrick Gilmore, Senior Vice President,
                             Secretary, General Counsel and Director


Date:  March 6, 2007       /s/ Robert L. Rice
                           ----------------------------------------------------
                           Robert L. Rice, Director

Date:  March 6, 2007       /s/ W. Scott Martin
                           ----------------------------------------------------
                           W. Scott Martin, Director

Date:  March 6, 2007       /s/ William T. Keele
                           ----------------------------------------------------
                           William T. Keele, Director

                            CHANDLER (U.S.A.), INC.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                      PAGES
                                                                                                -----------------
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2005 and 2006 .................................         F-2

Consolidated Statements of Operations for the years ended
    December 31, 2004, 2005 and 2006 .........................................................         F-3

Consolidated Statements of Comprehensive Income for the years ended
    December 31, 2004, 2005 and 2006 .........................................................         F-4

Consolidated Statements of Cash Flows for the years ended
    December 31, 2004, 2005 and 2006 .........................................................         F-5

Consolidated Statements of Shareholder's Equity for the years ended
    December 31, 2004, 2005 and 2006 .........................................................         F-6

Notes to Consolidated Financial Statements ...................................................   F-7 through F-25

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
 and Financial Statement Schedules ...........................................................         F-26


SCHEDULES

  I     Summary of Investments - Other Than Investments in Related Parties ...................         F-27

  II    Condensed Financial Information of Registrant ........................................  F-28 through F-30

  III   Supplementary Insurance Information ..................................................         F-31

  IV    Reinsurance ..........................................................................         F-32

  V     Valuation and Qualifying Accounts ....................................................         F-33

  VI    Supplemental Information (for property-casualty insurance underwriters) ..............         F-34


                             CHANDLER (U.S.A.), INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                                  DECEMBER 31,
                                                                                             -----------------------
                                                                                                2005         2006
                                                                                             ----------   ----------
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $11,789 and $19,830 in 2005 and 2006, respectively) ..........  $  11,330    $  19,151
  Unrestricted (amortized cost $61,954 and $48,557 in 2005 and 2006, respectively) ........     60,405       47,228
 Equity securities at fair value (cost $8,558 and $1,587 in 2005 and 2006, respectively) ..      9,071        1,921
                                                                                             ----------   ----------
  Total investments .......................................................................     80,806       68,300
Cash and cash equivalents ($209 and $450 restricted in 2005 and 2006, respectively) .......      5,510       21,403
Accrued investment income .................................................................        887        5,022
Premiums receivable, less allowance for non-collection
 of $223 and $170 at 2005 and 2006, respectively ..........................................     28,346       31,008
Reinsurance recoverable on paid losses ....................................................      2,875        1,087
Reinsurance recoverable on unpaid losses, less allowance for non-collection
 of $174 and $130 at 2005 and 2006, respectively ..........................................     54,708       25,588
Reinsurance recoverable on unpaid losses from related parties .............................     14,284       15,584
Prepaid reinsurance premiums ..............................................................      9,763        7,603
Prepaid reinsurance premiums to related parties ...........................................     12,247       13,506
Deferred policy acquisition costs .........................................................      1,225          845
Property and equipment, net ...............................................................      8,640        8,457
Amounts due from related parties ..........................................................      9,360        9,584
State insurance licenses, net .............................................................      3,745        3,745
Other assets ..............................................................................     12,663       11,040
                                                                                             ----------   ----------

Total assets ..............................................................................  $ 245,059    $ 222,772
                                                                                             ==========   ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses ...............................................  $ 109,541    $  83,253
 Unearned premiums ........................................................................     55,034       53,217
 Policyholder deposits ....................................................................      5,684        7,663
 Accrued taxes and other payables .........................................................      5,221        5,119
 Premiums payable .........................................................................      2,181        1,955
 Premiums payable to related parties ......................................................        113        1,002
 Debentures ...............................................................................      6,979        6,979
 Junior subordinated debentures issued to affiliated trusts ...............................     20,620       20,620
                                                                                             ----------   ----------
  Total liabilities .......................................................................    205,373      179,808
                                                                                             ----------   ----------
Commitments and contingencies (Notes 10 and 11)
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding .....................................................          2            2
 Paid-in surplus ..........................................................................     60,584       60,584
 Accumulated deficit ......................................................................    (19,913)     (16,517)
 Accumulated other comprehensive income (loss):
  Unrealized loss on investments available for sale, net of deferred income taxes .........       (987)      (1,105)
                                                                                             ----------   ----------
Total shareholder's equity .................................................................     39,686       42,964
                                                                                             ----------   ----------
Total liabilities and shareholder's equity .................................................  $ 245,059    $ 222,772
                                                                                             ==========   ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                               2004         2005         2006
                                                                           ------------ ------------ ------------
Premiums and other revenues
 Direct premiums written and assumed ....................................  $   121,651  $   120,344  $   113,043
 Reinsurance premiums ceded .............................................      (21,132)     (23,060)     (21,098)
 Reinsurance premiums ceded to related parties ..........................      (30,055)     (27,158)     (27,156)
                                                                           ------------ ------------ ------------
   Net premiums written and assumed .....................................       70,464       70,126       64,789
 Decrease (increase) in unearned premiums ...............................       (6,422)      (4,066)         915
                                                                           ------------ ------------ ------------
   Net premiums earned ..................................................       64,042       66,060       65,704

Investment income, net ..................................................        3,186        2,798        9,801
Interest income, net from related parties ...............................          491          670          792
Realized investment gains, net ..........................................          652          383          745
Other income ............................................................          640          251          317
                                                                           ------------ ------------ ------------
   Total premiums and other revenues ....................................       69,011       70,162       77,359
                                                                           ------------ ------------ ------------

Operating costs and expenses
 Losses and loss adjustment expenses, net of amounts ceded
   to related parties of $15,587, $13,200 and $14,007
   in 2004, 2005 and 2006, respectively .................................       53,781       37,324       45,473
 Policy acquisition costs, net of ceding commissions received from related parties of $11,550, $10,498 and $10,445
   in 2004, 2005 and 2006, respectively .................................       11,039       10,671       11,666
 General and administrative expenses ....................................       12,380       12,749       12,469
 Interest expense .......................................................        2,397        2,535        2,690
                                                                           ------------ ------------ ------------
   Total operating costs and expenses ...................................       79,597       63,279       72,298
                                                                           ------------ ------------ ------------
Income (loss) before income taxes .......................................      (10,586)       6,883        5,061
Federal income tax benefit (provision) ..................................        3,582       (2,450)      (1,665)
                                                                           ------------ ------------ ------------
Income (loss) ...........................................................  $    (7,004) $     4,433  $     3,396
                                                                           ============ ============ ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                    2004         2005         2006
                                                                               ------------ ------------ ------------
Net income (loss) ............................................................ $    (7,004) $     4,433  $     3,396
                                                                               ------------ ------------ ------------
Other comprehensive loss, before income tax:
  Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during period ...................        (322)      (1,040)         566
   Less: Reclassification adjustment for gains included in net income (loss)..        (652)        (383)        (745)
                                                                               ------------ ------------ ------------
Other comprehensive loss, before income tax ..................................        (974)      (1,423)        (179)

Income tax benefit related to items of other
  comprehensive loss .........................................................         331          484           61
                                                                               ------------ ------------ ------------
Other comprehensive loss, net of income tax ..................................        (643)        (939)        (118)
                                                                               ------------ ------------ ------------
Comprehensive income (loss) .................................................. $    (7,647) $     3,494  $     3,278
                                                                               ============ ============ ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                               2004         2005         2006
                                                                           ------------ ------------ ------------
OPERATING ACTIVITIES
 Net income (loss) ......................................................  $    (7,004) $     4,433  $     3,396
 Add (deduct):
  Adjustments to reconcile net income (loss) to cash
   provided by (applied to) operating activities:
   Realized investment gains, net .......................................         (652)        (383)        (745)
   Gain on retirement of debentures .....................................          (36)           -            -
   Net (gains) losses on sale of property and equipment .................         (370)          (2)          20
   Amortization and depreciation ........................................        1,525        1,486        1,379
   Provision for non-collection of premiums .............................           42          176           80
   Provision for non-collection of reinsurance recoverables .............          282          108           97
   Net change in non-cash balances relating to operating activities:
    Accrued investment income ...........................................          (86)          28       (4,135)
    Premiums receivable .................................................       (2,547)      (5,713)      (2,742)
    Reinsurance recoverable on paid losses ..............................        6,439         (875)       1,647
    Reinsurance recoverable on paid losses from related parties .........          188           83            -
    Reinsurance recoverable on unpaid losses ............................       (1,551)      (4,263)      29,164
    Reinsurance recoverable on unpaid losses from related parties .......       (3,420)      (1,127)      (1,300)
    Prepaid reinsurance premiums ........................................        5,432           74        2,160
    Prepaid reinsurance premiums to related parties .....................       (2,794)          68       (1,259)
    Deferred policy acquisition costs ...................................          108       (1,168)         380
    Other assets ........................................................       (2,704)       2,676        2,129
    Unpaid losses and loss adjustment expenses ..........................       20,465        1,308      (26,288)
    Unearned premiums ...................................................        3,784        3,925       (1,817)
    Policyholder deposits ...............................................          105          772        1,979
    Accrued taxes and other payables ....................................          329         (357)        (441)
    Premiums payable ....................................................        2,691       (1,493)        (226)
    Premiums payable to related parties .................................            -          113          889
                                                                           ------------ ------------ ------------
   Cash provided by (applied to) operating activities ...................       20,226         (131)       4,367
                                                                           ------------ ------------ ------------
INVESTING ACTIVITIES
 Unrestricted fixed maturities available for sale:
  Purchases .............................................................      (38,927)      (6,158)        (995)
  Sales .................................................................       23,772        2,091            -
  Maturities ............................................................        4,311        1,770        5,809
 Equity securities available for sale:
  Purchases .............................................................       (8,058)        (500)     (13,620)
  Sales .................................................................           36          380       21,336
 Cost of property and equipment purchased ...............................         (208)        (413)        (688)
 Proceeds from sale of property and equipment ...........................           85           70           71
 Investment in limited partnership ......................................            -            -         (502)
                                                                           ------------ ------------ ------------
   Cash provided by (applied to) investing activities ...................      (18,989)      (2,760)      11,411
                                                                           ------------ ------------ ------------
FINANCING ACTIVITIES
 Payment on retirement of debentures ....................................         (226)           -            -
 Debt issue costs .......................................................          (18)           -            -
 Payments and loans from related parties ................................        4,602        2,513        1,747
 Payments and loans to related parties ..................................       (5,851)        (982)      (1,971)
 Bank loan proceeds .....................................................            -            -          500
 Payments on bank loan ..................................................            -            -         (161)
                                                                           ------------ ------------ ------------
   Cash provided by (applied to) financing activities ...................       (1,493)       1,531          115
                                                                           ------------ ------------ ------------
 Increase (decrease) in cash and cash equivalents during the period .....         (256)      (1,360)      15,893
 Cash and cash equivalents at beginning of period .......................        7,126        6,870        5,510
                                                                           ------------ ------------ ------------

 Cash and cash equivalents at end of period .............................  $     6,870  $     5,510  $    21,403
                                                                           ============ ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (Amounts in thousands)

                                                                           Accumulated
                                                                              other          Total
                                       Common      Paid-in    Accumulated  comprehensive  shareholder's
                                       stock       surplus      deficit    income (loss)     equity
                                    -----------  -----------  -----------  -------------  -------------
Balance, January 1, 2004 .........  $        2   $   60,584   $  (17,342)  $        595   $     43,839

Net loss .........................           -            -       (7,004)             -         (7,004)

Change in unrealized gain on
  investments available for
  sale, net of income tax ........           -            -            -           (643)          (643)
                                    -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2004 .......           2       60,584      (24,346)           (48)        36,192
                                    -----------  -----------  -----------  -------------  -------------
Net income .......................           -            -        4,433              -          4,433
Change in unrealized loss on
  investments available for
  sale, net of income tax ........           -            -            -           (939)          (939)
                                    -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2005 .......           2       60,584      (19,913)          (987)        39,686
                                    -----------  -----------  -----------  -------------  -------------
Net income .......................           -            -        3,396              -          3,396

Change in unrealized loss on
  investments available for
  sale, net of income tax ........           -            -            -           (118)          (118)
                                    -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2006 .......  $        2   $   60,584   $  (16,517)  $     (1,105)  $     42,964
                                    ===========  ===========  ===========  =============  =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     (a)  BASIS OF PRESENTATION

             Chandler (U.S.A.), Inc. ("Chandler USA") is a holding company organized and domiciled in Oklahoma. Chandler USA's wholly owned subsidiaries are engaged in various property and casualty insurance operations. The insurance products offered by Chandler USA through its subsidiary, National American Insurance Company ("NAICO"), include property and casualty insurance products primarily for businesses in various industries, political subdivisions, homeowners insurance in Texas and surety bonds for small contractors in the United States of America ("U.S."). The business is conducted through individual independent insurance agencies and underwriting managers, primarily in the Southwest and Midwest areas of the U.S. Chandler Insurance Managers, Inc. ("CIMI") is a wholly owned subsidiary of Chandler USA and is an underwriting manager and wholesaler that offers multiple insurance products for businesses in various industries and political subdivisions.

             The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain reclassifications of prior years have been made to conform to the 2006 presentation.

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

     (d)  REVENUE RECOGNITION

             Premiums are generally recognized as earned on a pro rata basis over the policy period, which is in proportion to the insurance protection provided. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. Amounts recorded for ceded reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to the amount of the insurance protection provided. Commission revenues are generally recognized when coverage is effective or premiums are billed, whichever is later. Commission revenues are reported net of commissions paid to producing agents.

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

     (h)  PROPERTY AND EQUIPMENT

             Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 to 31 years. Property and equipment consisted of the following at December 31:

                                                       2005         2006
                                                    ----------   ----------
                                                         (In thousands)
                  Real estate and improvements ...  $  11,756    $  11,889
                  Other property and equipment ...      8,468        8,408
                                                    ----------   ----------
                                                       20,224       20,297
                  Accumulated depreciation .......    (11,584)     (11,840)
                                                    ----------   ----------
                                                    $   8,640    $   8,457
                                                    ==========   ==========

             Depreciation expense was approximately $894,000, $815,000 and $780,000 for 2004, 2005 and 2006, respectively.

     (i)  INTANGIBLE ASSETS

             Intangible assets are stated at cost less accumulated amortization. Prior to 2002, the cost of state insurance licenses acquired was amortized over 40 years using the straight-line method. Effective January 1, 2002, the state insurance licenses are no longer amortized since they were determined to have indefinite lives but are reviewed at least annually for impairment. Chandler USA completed the required impairment tests during 2005 and 2006 and concluded that there has not been an impairment loss since the fair values exceeded their carrying values. The fair values were determined based on the present value of projected future net cash flows. Intangible assets included the following at December 31:

                                                       2005         2006
                                                    ----------   ----------
                                                         (In thousands)
                  State insurance licenses .......  $   5,991    $   5,991
                  Accumulated amortization .......     (2,246)      (2,246)
                                                    ----------   ----------
                                                    $   3,745    $   3,745
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

     (n)  SUPPLEMENTAL CASH FLOW INFORMATION

             Cash payments for interest and income taxes, and noncash investing activities were as follows:


                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                             2004       2005       2006
                                                          ---------- ---------- ----------
                                                                   (In thousands)
      Cash payments (refunds) during the year for:
        Interest .......................................  $   2,261  $   2,447  $   2,608
        Income taxes ...................................          -        160          -

      Transfers from (to) restricted securities, net ...  $    (801) $  (3,429) $  (8,127)


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

             In February 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. Chandler USA does not expect this statement to have a material impact on its consolidated financial statements.

             In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement
          No. 140." SFAS No. 156 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 156 requires an entity to separately recognize financial assets as servicing assets or servicing liabilities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts. The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable. Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for Chandler USA's fiscal year beginning January 1, 2007. Chandler USA does not expect this statement to have a material impact on its consolidated financial statements.

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

              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Chandler USA is currently evaluating the impact that SFAS No. 159 will have, if any, on its consolidated financial statements.

NOTE 2. INVESTMENTS AND INVESTMENT INCOME

     Net investment income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.


                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                             2004       2005       2006
                                                          ---------- ---------- ----------
                                                                   (In thousands)
Interest on fixed-maturity investments .................  $   2,746  $   2,791  $   2,829
Interest on cash equivalents ...........................        695        159        574
Dividend income on equity securities ...................         22        135         58
Prejudgment interest related to litigation .............          -          -      6,648
Investment expenses ....................................       (277)      (287)      (308)
                                                          ---------- ---------- ----------
   Investment income, net ..............................      3,186      2,798      9,801
                                                          ---------- ---------- ----------
Realized gains, net - fixed-maturity investments .......        616          3          -
Realized gains, net - equity securities ................         36        380        745
                                                          ---------- ---------- ----------
   Realized investments gains, net .....................        652        383        745
                                                          ---------- ---------- ----------
                                                          $   3,838  $   3,181  $  10,546
                                                          ========== ========== ==========


     During 2006, NAICO recorded $6.6 million of interest income for its estimate of prejudgment interest on a favorable jury verdict in civil litigation regarding certain surety bond claims. See Note 10.

     Investment expenses include $104,000, $137,000 and $164,000 for the years ended December 31, 2004, 2005 and 2006, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

     The amortized cost of fixed maturities or cost of equity securities, gross unrealized gains or losses, fair value and carrying value of investments are as follows:

                                                         GROSS      GROSS
                                                       UNREALIZED UNREALIZED   FAIR     CARRYING
DECEMBER 31, 2005                               COST     GAINS      LOSSES     VALUE      VALUE
------------------------------------------  ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                             (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies ..........................  $  37,933  $       -  $    (904) $  37,029  $  37,029
Corporate obligations ....................     27,314          2       (861)    26,455     26,455
Public utilities .........................      6,479         13       (159)     6,333      6,333
Mortgage-backed securities ...............      2,017          -        (99)     1,918      1,918
                                            ---------- ---------- ---------- ---------- ----------
                                            $  73,743  $      15  $  (2,023) $  71,735  $  71,735
                                            ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ..........................  $   8,558  $     513  $       -  $   9,071  $   9,071
                                            ========== ========== ========== ========== ==========



                                                         GROSS      GROSS
                                                       UNREALIZED UNREALIZED   FAIR     CARRYING
DECEMBER 31, 2006                               COST     GAINS      LOSSES     VALUE      VALUE
------------------------------------------  ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                             (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies ..........................  $  37,393  $       -  $    (946) $  36,447  $  36,447
Corporate obligations ....................     23,004          -       (825)    22,179     22,179
Public utilities .........................      6,376          -       (163)     6,213      6,213
Mortgage-backed securities ...............      1,614          -        (74)     1,540      1,540
                                            ---------- ---------- ---------- ---------- ----------
                                            $  68,387  $       -  $  (2,008) $  66,379  $  66,379
                                            ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ..........................  $   1,587  $     334  $       -  $   1,921  $   1,921
                                            ========== ========== ========== ========== ==========


     At December 31, 2005 and 2006, Chandler USA did not hold any fixed maturity investments that exceeded 10% of shareholder's equity.

     The fair value of Chandler USA's investments with sustained gross unrealized losses at December 31, 2006 is presented below:


                                         LESS THAN 12 MONTHS      12 MONTHS OR LONGER             TOTAL
                                       -----------------------  -----------------------  ------------------------
                                                     UNREALIZED               UNREALIZED               UNREALIZED
                                        FAIR VALUE     LOSSES    FAIR VALUE     LOSSES    FAIR VALUE     LOSSES
                                        -----------  ----------  -----------  ----------  -----------  ----------
                                                                    (In thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies ..........  $      984   $      11  $    35,463   $     935   $   36,447   $     946
Corporate securities .................       2,002           2       20,177         823       22,179         825
Public utilities .....................       1,701           1        4,512         162        6,213         163
Mortgage-backed securities ...........           -           -        1,540          74        1,540          74
                                        -----------  ----------  -----------  ----------  -----------  ----------
                                        $    4,687   $      14   $   61,692   $   1,994   $   66,379   $   2,008
                                        ===========  ==========  ===========  ==========  ===========  ==========


     The unrealized losses of Chandler USA's fixed maturity investments were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Chandler USA regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Based on an evaluation of the issues, including, but not limited to, Chandler USA's intentions to sell or ability to hold the investments; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, Chandler USA does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at December 31, 2006 are shown below:


                                                      AVAILABLE FOR SALE
                                                    ------------------------
                                                     AMORTIZED
                                                        COST      FAIR VALUE
                                                    ------------  ----------
                                                         (In thousands)
Due in one year or less ..........................  $     8,213   $   8,151
Due after one year through five years ............       36,739      35,561
Due after five years through ten years ...........       20,119      19,426
Due after ten years ..............................        1,702       1,701
                                                    ------------  ----------
                                                         66,773      64,839

Mortgage-backed securities .......................        1,614       1,540
                                                    ------------  ----------
                                                    $    68,387   $  66,379
                                                    ============  ==========


     Realized gains and losses from sales of investments are shown below:

                                       GROSS REALIZED GAINS  GROSS REALIZED LOSSES
                                       --------------------  ---------------------
                                                     (In thousands)
                   FIXED MATURITIES:
                   2004 .............  $               693   $                 77
                   2005 .............                   20                     17
                   2006 .............                    -                      -

                   EQUITY SECURITIES:
                   2004 .............  $                36   $                  -
                   2005 .............                  380                      -
                   2006 .............                  855                    110


     NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. As of December 31, 2005 and 2006, the carrying value of these deposits totaled approximately $7.8 million and $7.7 million, respectively. In addition, NAICO has deposited $11.9 million of cash and investments into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer.

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

     Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses were approximately $9.6 million and $13.2 million at December 31, 2005 and 2006, respectively. The increase in estimated recoveries in 2006 is due primarily to NAICO recording net estimated recoveries totaling $5.6 million related to a favorable jury verdict in civil litigation regarding certain surety bond claims during 2006. See Note 10 for more information related to this litigation. The gross and net estimated recovery deducted from unpaid losses and loss adjustment expenses related to this litigation at December 31, 2006 is $31.5 million and $10.8 million, respectively. NAICO may or may not recover the above estimated recoveries and could incur significant costs in collecting these recoverables.

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

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2004        2005       2006
                                                             ----------  ----------  ----------
                                                                       (In thousands)
Net balance at beginning of year ..........................  $  29,343   $  44,695   $  40,549
                                                             ----------  ----------  ----------
Net losses and loss adjustment expenses incurred related to:
  Current year ............................................     27,436      30,985      41,644
  Prior years .............................................     26,345       6,339       3,829
                                                             ----------  ----------  ----------
    Total .................................................     53,781      37,324      45,473
                                                             ----------  ----------  ----------
Net paid losses and loss adjustment expenses related to:
  Current year ............................................    (10,222)    (11,171)    (12,403)
  Prior years .............................................    (28,207)    (30,299)    (31,538)
                                                             ----------  ----------  ----------
    Total .................................................    (38,429)    (41,470)    (43,941)
                                                             ----------  ----------  ----------
Net balance at end of year ................................  $  44,695   $  40,549   $  42,081
                                                             ==========  ==========  ==========


     NAICO has experienced a significant amount of incurred losses related to prior accident years during the 2004, 2005 and 2006 calendar years. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

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

     During 2006, NAICO experienced adverse loss development totaling $3.8 million primarily in the standard lines program. A portion of the adverse development was offset by favorable development of $1.0 million in the surety bond program, primarily in the 2001 accident year, that resulted from the estimated recoveries discussed previously. The adverse development was due primarily to an increase in losses in the automobile liability line of business in the 2005 accident year and in the workers compensation line of business in the 1997 and 1999 accident years.

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

NOTE 4. DEBENTURES

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures (the "Debentures") with a maturity date of July 16, 2014. The Debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The indenture governing the Debentures was amended during 2003 to clarify that purchases of Debentures by Chandler USA through private treaty or on the open market for an agreed price of less than the sum of the principal amount and accrued interest are not considered to be a redemption of the Debentures, and that any such Debentures purchased by Chandler USA will be cancelled. Chandler USA purchased and cancelled $16.7 million and $275,000 principal amount of the Debentures during 2003 and 2004, respectively, and at December 31, 2006, there were $6,979,000 principal amount of the Debentures outstanding. As of December 31, 2006, Chandler USA has capitalized $247,000 related to debt issuance costs for the Debentures. These costs are being amortized as interest expense over the term of the Debentures. When Debentures are purchased and cancelled by Chandler USA, debt issuance costs are reduced accordingly and reflected in the gain on retirement of debt which is included in other income in the consolidated statements of operations. Chandler USA's subsidiaries and affiliates are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. The indenture governing the Debentures contains certain restrictive covenants, including covenants that limit subsidiary debt, issuance or sale of subsidiary stock, incurring of liens, sale-leaseback transactions for a period of more than three years, mergers, consolidations and sales of assets. At December 31, 2006, Chandler USA was in compliance with all covenants.

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

     In December 2003, Chandler USA established Chandler Capital Trust II ("Trust II") by purchasing all of its common securities for $217,000. Trust II is a Delaware statutory business trust and is a wholly owned non-consolidated subsidiary of Chandler USA. On December 16, 2003, Trust
II issued $7.0 million of capital securities (the "Trust II Preferred Securities") to InCapS Funding II, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Trust II used the proceeds from the issuance to purchase $7,217,000 of floating rate junior subordinated debentures (the "Junior Debentures II") of Chandler USA. Distributions on the Junior Debentures II are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 9.47% at December 31, 2006. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures II, with such deferred payments accruing interest compounded quarterly. The Junior Debentures II are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium.

     The Junior Debentures II are the sole assets of Trust II and Trust II will distribute any cash payments it receives thereon to the holders of its preferred and common securities. Distributions on the Trust II Preferred Securities are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 9.47% at December 31, 2006. Trust II may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust II Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust II Preferred Securities are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium. All payments by Trust II regarding the Trust II Preferred Securities are guaranteed by Chandler USA.

     The sale of the Trust I Preferred Securities and the Trust II Preferred Securities during 2003 resulted in net proceeds of $19.3 million to Chandler USA, net of placement costs. As of December 31, 2006, issuance costs in the amount of $646,000 have been capitalized and are being amortized over the stated maturity periods of thirty years.

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

STATUTORY FINANCIAL INFORMATION AND MINIMUM CAPITAL REQUIREMENTS

     NAICO is required to file financial statements with state regulatory authorities prepared on a statutory basis which differs from GAAP. Statutory net income (loss) and statutory capital and surplus of NAICO are as follows:


                                                    2004      2005      2006
                                                  --------  --------  --------
                                                         (In thousands)
             Statutory net income (loss) .......  $(7,482)  $ 5,915   $ 3,789
             Statutory capital and surplus .....  $41,458   $47,285   $51,663


     During 2005, the Oklahoma Insurance Code was amended to allow domestic insurers to admit office equipment, furniture and other such property constituting less than 3% of its otherwise admitted assets. This prescribed accounting practice increased NAICO's statutory capital and surplus by $510,000 and $404,000 at December 31, 2005 and 2006, respectively. There is no difference between NAICO's statutory net income under the National Association of Insurance Commissioners' ("NAIC") ACCOUNTING PRACTICES AND PROCEDURES manual and practices prescribed by the Oklahoma Insurance Code.

     The Oklahoma Insurance Commissioner has the right to permit other specific practices that deviate from prescribed practices. NAICO does not have any such permitted practices.

     The NAIC has adopted risk-based capital ("RBC") standards for domestic property and casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 2005 and 2006.

     At periodic intervals, various insurance regulatory authorities routinely examine the required statutory financial statements of NAICO as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

     The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Oklahoma Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year, or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria the maximum shareholder dividend NAICO may pay in 2007 without the approval of the Oklahoma Department of Insurance is approximately $5.2 million. NAICO paid cash shareholder dividends to Chandler USA totaling $3.4 million in 2004.

     The future payment of shareholder dividends also depends upon the earnings, financial position and cash requirements of Chandler USA, as well as regulatory limitations and such other factors as the board of directors may deem relevant.

     NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $14.0 million as of December 31, 2006). NAICO paid approximately $62,000 and $4,000 in policyholder dividends during 2004 and 2006, respectively. NAICO did not pay any policyholder dividends during 2005.

NOTE 7. INCOME TAXES

     Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differ from those expected using U.S. Federal enacted income tax rates as noted by the following:


                                                                       2004       2005       2006
                                                                    ---------- ---------- ----------
                                                                             (In thousands)
Computed income tax provision (benefit) at 34% ...................  $  (3,599) $   2,340  $   1,721
Increase (decrease) in income taxes resulting from:
  Utilization of capital loss carryforward .......................       (248)      (104)      (253)
  Nondeductible meals and entertainment expenses .................        181        164        163
  Other nondeductible expenses ...................................         84         50         34
                                                                    ---------- ---------- ----------
Federal income tax provision (benefit) ...........................  $  (3,582) $   2,450  $   1,665
                                                                    ========== ========== ==========


     U.S. Federal income tax provision (benefit) consists of:

                                                                     CURRENT    DEFERRED    TOTAL
                                                                    ---------- ---------- ----------
                                                                             (In thousands)
2004 .............................................................  $       -  $  (3,582) $  (3,582)
2005 .............................................................        160      2,290      2,450
2006 .............................................................          -      1,665      1,665


     Deferred income tax provision (benefit) relating to temporary differences includes the following components:

                                                                       2004       2005       2006
                                                                    ---------- ---------- ----------
                                                                             (In thousands)
Loss reserve discounts ...........................................  $    (796) $     454  $      66
Unearned premiums ................................................       (372)      (256)        62
Deferred policy acquisition costs ................................        (37)       397       (129)
Investment in limited partnerships ...............................          -       (126)      (152)
Alternative minimum tax ..........................................          -       (160)         -
Reserve for uncollectible premiums receivable ....................          5        (36)        18
Depreciation and lease expense ...................................          5       (106)       (70)
Discount on fixed maturity investments ...........................         11         26         23
Accrual of prejudgment interest income ...........................          -          -      1,410
Net operating loss carryforwards .................................     (2,345)     2,076        530
Other ............................................................        (53)        21        (93)
                                                                    ---------- ---------- ----------
                                                                    $  (3,582) $   2,290  $   1,665
                                                                    ========== ========== ==========


     The tax effect of temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:


                                                                     2005          2006
                                                                 ------------  ------------
                                                                       (In thousands)
Deferred tax assets:
  Loss reserve discounts ......................................  $     2,116   $     2,049
  Unearned premiums ...........................................        2,246         2,183
  Compensated absences ........................................          227           227
  Net operating loss carryforwards - federal ..................        1,942         1,572
  Net operating loss carryforwards - state ....................        3,254         3,230
  Net capital loss carryforward ...............................        1,071           818
  Investment in limited partnership ...........................          126           278
  Alternative minimum tax .....................................          160             -
  Unrealized loss on investments available for sale ...........          508           569
  Other .......................................................          186           262
  Valuation allowance .........................................       (4,325)       (4,048)
                                                                 ------------  ------------
Total deferred tax assets .....................................        7,511         7,140
                                                                 ------------  ------------
Deferred tax liabilities:
  Depreciation and lease expense ..............................        1,370         1,300
  Accrual of prejudgment interest income ......................            -         1,410
  Deferred policy acquisition costs ...........................          416           287
  Other .......................................................          129           150
                                                                 ------------  ------------
Total deferred tax liabilities ................................        1,915         3,147
                                                                 ------------  ------------
Net deferred tax assets .......................................  $     5,596   $     3,993
                                                                 ============  ============


     At December 31, 2006, Chandler USA had a net operating loss carryforward available for U.S. Federal income taxes of $4.6 million which begins to expire in 2024. Chandler USA has concluded that the deferred tax asset including the federal net operating loss carryforwards are more likely than not to be realized. Chandler USA anticipates that its future U.S. consolidated income will be sufficient to utilize the federal net operating losses within the required time. Chandler USA will continue to evaluate income generated in future periods in determining the reasonableness of its position. If Chandler USA determines that future income is insufficient to cause the realization of the federal net operating losses within the required time, a valuation allowance will be established.

     In addition, Chandler USA, at December 31, 2006, had net operating loss carryforwards available for Oklahoma state income taxes totaling approximately $53.8 million which expire in the years 2007 through 2026. At December 31, 2006, Chandler USA also had a capital loss carryforward for U.S. Federal income taxes of $2.4 million which expires in 2007. Chandler USA's capital loss carryforward increased in 2005 due to Chandler USA finalizing the sales price of a subsidiary sold in 2002. A valuation allowance has been provided for the tax effect of the state net operating loss and the net capital loss carryforwards since realization of such amounts is not considered more likely than not.

NOTE 8. EMPLOYEE BENEFITS

     Chandler USA and its subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Internal Revenue Code. All full time employees who have completed one year of service and attained age 21 may elect to participate in the 401(k) plan. Participants may contribute up to 25% of compensation, subject to certain limitations. Chandler USA matches 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25% of the remaining employee contributions up to a maximum employer contribution of $6,100 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions was $321,000, $315,000 and $307,000 for 2004, 2005 and 2006, respectively.

NOTE 9. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by Chandler USA using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates of fair values presented herein are not necessarily indicative of the amounts that Chandler USA could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums and state insurance licenses) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of December 31, 2005 and 2006. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 2. At December 31, 2006, the fair value of Chandler USA's Debentures was estimated to be $5.8 million based on the latest reported trade. Chandler USA's Debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The Debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate at December 31, 2006 was 9.47%. At December 31, 2006, the fair value of Chandler USA's junior subordinated debentures was estimated to be $21.7 million.

NOTE 10. LITIGATION

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

     The trial in the Harris County cases began in late April 2006, and concluded August 1, 2006. The jury found in favor of NAICO, Gulsby, Bay Limited and the joint venture between Gulsby and Bay Limited ("Gulsby-Bay Plant Partners") on all counts and fixed damages against Gulf Liquids and Williams totaling $402,568,089.53. The damages determined by the jury included a total of $325 million in punitive damages. Among other findings, the jury found:

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

     On October 30, 2006, NAICO filed its Motion for Entry of Judgment requesting that the Trial Court enter judgment on the jury verdicts for a total of $100,577,559 plus court costs and anticipated attorney fees for appeals. This request for judgment will be reviewed by the Trial Court and a judgment entered after the Trial Court has considered objections by Williams and Gulf Liquids. Of the total requested judgment, $70,000,000 is punitive damages and $8,328,824 is prejudgment interest through November 1, 2006. Prejudgment interest accrues at the rate of $4,561 per day based upon an 8.25% interest rate. NAICO has requested attorney fees of $4,566,236 through entry of judgment. The Trial Court denied that request on January 5, 2007. Gulsby has filed a separate motion for judgment that includes a request for fees. The request for judgment takes into account mandatory credits for a pre-verdict settlement with parties other than Williams and Gulf Liquids. NAICO expects the Trial Court to enter judgment based upon its request during 2007. When entering judgment, the Court may enter judgment based upon NAICO's request or may enter a different judgment.
After judgment is entered, all parties may file post-judgment motions. Following the Court's rulings on post-judgment motions, all parties may appeal all or any of those rulings or judgments.

     During the third quarter of 2006, NAICO increased the estimated recovery on the surety bond claims related to the construction of the two gas processing plants which resulted in a decrease in losses and loss adjustment expenses incurred of $4.7 million. Unpaid losses and loss adjustment expenses decreased $22.7 million, reinsurance recoverable on unpaid losses and loss adjustment expenses decreased $16.8 million, and reinsurance recoverable on paid losses and loss adjustment expenses decreased $1.2 million as of December 31, 2006 as a result of increasing the estimated recovery. NAICO has also recorded $6.6 million of interest income for its estimate of prejudgment interest through December 31, 2006, including a recovery for a pre-verdict settlement with certain other parties. Prejudgment interest will continue to accrue at 8.25%.

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

     Treaty reinsurance may be ceded under treaties on both a pro rata basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. A majority of NAICO's reinsurance programs renew on January 1 or July 1 of each year. NAICO renewed all applicable January 1, 2007 reinsurance programs. NAICO discontinued its property reinsurance program effective January 1, 2007 due to the transfer of its commercial property business to another insurance company. See Note 15 for more information. At the present time, NAICO expects to renew the reinsurance programs that renew on July
1, 2007.

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

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. During 2004, 2005 and 2006, NAICO incurred charges of $282,000, $108,000 and $97,000, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

     The effect of reinsurance on premiums written and earned was as follows:


                              2004                     2005                     2006
                    -----------------------  -----------------------  -----------------------
                      WRITTEN      EARNED      WRITTEN      EARNED      WRITTEN      EARNED
                    -----------  ----------  -----------  ----------  -----------  ----------
                                                  (In thousands)
Direct ...........  $  121,146   $ 117,383   $  119,051   $ 115,849   $  104,037   $ 109,637
Assumed ..........         505         484        1,293         570        9,006       5,223
Ceded ............     (51,187)    (53,825)     (50,218)    (50,359)     (48,254)    (49,156)
                    -----------  ----------  -----------  ----------  -----------  ----------
Net premiums .....  $   70,464   $  64,042   $   70,126   $  66,060   $   64,789   $  65,704
                    ===========  ==========  ===========  ==========  ===========  ==========


     Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $52.1 million, $50.3 million and $10.2 million for 2004, 2005 and 2006, respectively.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     NAICO conducts its business through individual independent insurance agencies and underwriting managers. Certain of these underwriting managers have provided collateral to NAICO to secure a portion of the premiums receivable. Substantially all of the principal shareholders of the independent agencies and underwriting managers have provided personal guarantees for payment of premiums to NAICO. NAICO also requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums or other policy related obligations. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 2005 and 2006 were $28.3 million and $31.0 million, respectively. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 2006, NAICO maintained custody of such letters of credit securing these and other transactions totaling approximately $24.9 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements. During 2004, 2005 and 2006, one unaffiliated independent insurance agent produced approximately 13%, 12% and 12%, respectively, of NAICO's direct written and assumed premiums.

     Approximately $11.8 million, or 18% of NAICO's reinsurance recoverables and prepaid reinsurance premiums at December 31, 2006 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. Chandler USA believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2006.

                                                                              CEDED REINSURANCE
                                                                  NET            PREMIUMS FOR      A.M. BEST
                                                              REINSURANCE       THE YEAR ENDED      COMPANY
NAME OF REINSURER                                           RECOVERABLE (1)   DECEMBER 31, 2006     RATING
----------------------------------------------------------  ---------------  -------------------  ----------
                                                                    (Dollars in thousands)
Chandler Insurance .......................................  $       29,090   $           27,156       (2)
Employers Reinsurance Corporation ........................          21,325                3,327       A
Swiss Reinsurance America Corporation ....................          12,725                  241       A+
Odyssey America Reinsurance Corporation ..................           4,848                4,092       A
XL Reinsurance America Inc. ..............................           2,052                  661       A+
                                                            ---------------  -------------------
     Top five reinsurers .................................  $       70,040   $           35,477
                                                            ===============  ===================
     All reinsurers ......................................  $       63,368   $           48,254
                                                            ===============  ===================
Percentage of total represented by top five reinsurers ...            111%                  74%

-------------------------------------------------------------


(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2006.  The net amount recoverable from all reinsurers is less than the net amount recoverable for the top five reinsurers due to a significant amount of estimated recoveries that were ceded to reinsurers other than those listed above.  See Note 3 for more information.

(2)  Chandler Insurance owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO. Chandler Insurance does not have an A.M. Best Company rating.  Although Chandler
     Insurance is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At
     December 31, 2006, Chandler Insurance had cash and investments, including accrued interest, with a fair value of $28.3 million deposited in a trust account for the benefit of NAICO.


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

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments which is included in accrued taxes and other payables was approximately $1,129,000 and $914,000 at December 31, 2005 and 2006, respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables which are included in other assets in the amount that it expects to recover of approximately $3,031,000 and $2,870,000 at December 31, 2005 and 2006, respectively. NAICO may receive additional guaranty fund assessments in the future related to insolvent insurance companies. At this time, NAICO is unable to estimate the amount and timing of such assessments.

     At December 31, 2006, Chandler USA's subsidiaries were committed under noncancellable operating and capital leases for certain equipment and office space. Rental payments under these leases were $825,000, $780,000 and $777,000 in 2004, 2005 and 2006, respectively. Future minimum lease payments are as follows:


                                                       (In thousands)
                      2007 ..........................  $         280
                      2008 ..........................            127
                      2009 ..........................             59
                      2010 ..........................             17
                      2011 ..........................              -
                                                       --------------
                                                       $         483
                                                       ==============


     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. The sale and leaseback transaction resulted in a deferred gain of $2.0 million which was amortized into income over the final year of the lease, resulting in other income of $1.7 million in 2003 and $368,000 in 2004. During March 2004, the lease was extended for three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan
Chase Bank prime, which was 9.25% at December 31, 2006. During March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon
Payment.  If the proceeds were less than the Balloon Payment, Chandler
USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

     Chandler USA has guaranteed the obligations of Trust I and Trust II.
It guarantees payment of distributions and the redemption price of the trust preferred securities until the securities are redeemed in full. The total redemption price of the trust preferred securities is $20.0 million.

NOTE 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for three years, and during March 2007 the lease was extended for an additional three years. See
Note 11 to Consolidated Financial Statements for additional information.
The bank that participated in the sale and leaseback transaction also established a letter of credit in the amount of $500,000 on behalf of Chandler USA for the benefit of Brown & Brown, Inc. as security in connection with the sale of a subsidiary. Chandler USA paid a fee of $5,000 during 2004 to the bank for issuing the letter of credit. The letter of credit expired on December 31, 2005. A director of NAICO and Chandler USA is an officer and director of the bank that participated in these transactions, and is also a significant shareholder of the bank's holding company. This director is also a director of the bank that Chandler USA and its subsidiaries use as their principal disbursement bank, and is a significant shareholder of the bank's holding company. The balance maintained by Chandler USA and each subsidiary is fully insured by the Federal Deposit Insurance Corporation, and Chandler USA and its subsidiaries pay customary service charges to the bank for the services provided.

     During the second quarter of 2006, CIMI purchased two limited partnership units in Basin Drilling #2 LP for $2,000, and purchased 8% cumulative subordinated debentures in the amount of $500,000. The timing of payment of interest and principal on the debentures is subject to various restrictions contained in the cumulative subordinated debenture note. The purpose of the partnership is to own and operate an oil and gas drilling rig. CIMI financed the purchase with a $500,000 variable rate bank loan. Principal and interest payments are due on the bank loan in five quarterly installments beginning September 1, 2006. Interest is payable at 1% over New York Prime, which was 9.25% at December 31, 2006. The partnership is managed by Basin Management, LLC ("BMLLC") who is the General Partner. A director of NAICO and Chandler USA is the Manager for BMLLC, and is also a director of the bank and a significant shareholder of the bank holding company that provided the bank loan described above.

     Chandler USA leases and has made certain improvements to a rural property in which certain directors and officers of Chandler USA own interests. Under the lease, no cash rental is paid. Chandler USA drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of Chandler USA's subsidiaries. Chandler USA incurred approximately $353,000, $313,000 and $308,000 in expenses associated with this property during 2004, 2005 and 2006, respectively, including $14,000, $10,000 and $11,000 for reimbursement of certain expenses, such as utility and similar expenses, for the years 2004, 2005 and 2006, respectively.

     Chandler USA and Chandler Insurance are parties to an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2005 and 2006, Chandler USA had a receivable of $9.4 million and $9.6 million, respectively, under the Credit Agreement, and Chandler USA earned $439,000, $614,000 and $733,000 in interest income under the Credit Agreement during 2004, 2005 and 2006, respectively.

NOTE 13. SEGMENT INFORMATION

     Chandler USA has one reportable operating segment for property and casualty insurance. The insurance products reported in the property and casualty segment are underwritten by NAICO and are marketed through independent insurance agencies. NAICO underwrites various lines of property and casualty insurance, including surety bonds and workers compensation insurance. NAICO's main areas of concentration include the construction, manufacturing, oil and gas, trucking, wholesale, service and retail industries along with political subdivisions. The property and casualty segment operates primarily in Oklahoma and Texas, and other surrounding states. Oklahoma accounted for approximately 51%, 47% and 51% of gross written premiums in 2004, 2005 and 2006, respectively, while Texas accounted for approximately 37%, 36% and 26% of gross written premiums during the same years. Management evaluates the property and casualty segment's performance on the basis of growth in gross written premiums and income before income taxes.

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

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
INSURANCE PROGRAM                                               2004        2005       2006
----------------------------------------------------------   ----------  ----------  ----------
                                                                       (In thousands)
NET PREMIUMS EARNED
Standard lines ...........................................   $  54,278   $  54,979   $  54,357
Political subdivisions ...................................       7,269       6,690       5,253
Homeowners ...............................................           -       3,321       5,353
Surety bonds .............................................       1,993         669         193
Other (1) ................................................         502         401         548
                                                             ----------  ----------  ----------
                                                             $  64,042   $  66,060   $  65,704
                                                             ==========  ==========  ==========
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard lines ...........................................   $  42,901   $  33,512   $  40,212
Political subdivisions ...................................       7,122       4,091       2,693
Homeowners ...............................................           -       1,306       2,515
Surety bonds .............................................       2,677      (1,704)       (152)
Other (1) ................................................       1,081         119         205
                                                             ----------  ----------  ----------
                                                             $  53,781   $  37,324   $  45,473
                                                             ==========  ==========  ==========

--------------------------


(1)  This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the unaudited quarterly operating results during 2005 and 2006 follows:

                                                        First    Second     Third    Fourth    Total
                                                       quarter   quarter   quarter   quarter    year
                                                      --------- --------- --------- --------- --------
2005
-----------------------------------------------------
Net premiums earned ................................  $ 16,224  $ 16,294  $ 16,726  $ 16,816  $ 66,060
Investment income, net .............................       821       845       880       922     3,468
Realized investment gains, net .....................         -         3         -       380       383
Income before income taxes .........................     3,370     2,485       460       568     6,883
Net income .........................................     2,155     1,595       251       432     4,433

2006
-----------------------------------------------------
Net premiums earned ................................  $ 16,865  $ 16,988  $ 16,029  $ 15,822  $ 65,704
Investment income, net .............................       895       970     7,366     1,362    10,593
Realized investment gains, net .....................        56       133       352       204       745
Income (loss) before income taxes ..................       931      (604)    2,737     1,997     5,061
Net income (loss) ..................................       584      (393)    1,875     1,330     3,396


     	Net investment income included $6.3 million and $324,000 in the third and fourth quarters of 2006, respectively, for the accrual of prejudgment interest on a favorable jury verdict in civil litigation regarding certain surety bond claims. See Note 10.

NOTE 15.  SUBSEQUENT EVENT

     Effective January 1, 2007, the commercial property and inland marine lines of insurance that were previously written by NAICO will be written by Praetorian Insurance Company ("Praetorian") through an arrangement between Praetorian and CIMI. NAICO also transferred its existing commercial property and inland marine business to Praetorian under this new arrangement effective January 1, 2007. Under this arrangement, CIMI receives commission income for the business it produces for Praetorian. CIMI is responsible for the payment of commissions to the producing agents, and is also responsible for providing underwriting and loss control services for this business. NAICO handles all claims for this business under a separate claims handling agreement with Praetorian.

                                     *   *   *   *   *   *   *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholder of Chandler (U.S.A.), Inc.:

We have audited the consolidated balance sheets of Chandler (U.S.A.), Inc. and subsidiaries ("Chandler USA") as of December 31, 2005 and 2006, and the related consolidated statements of operations, comprehensive income, cash flows and shareholder's equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules of Chandler USA listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of Chandler USA's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Chandler USA is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Chandler USA's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chandler USA as of December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/ Tullius Taylor Sartain & Sartain LLP
TULLIUS TAYLOR SARTAIN & SARTAIN LLP
Tulsa, Oklahoma
March 27, 2007

                                                                      PAGE F-27
                                                                  SCHEDULE I


                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                     SUMMARY OF INVESTMENTS - OTHER
                   THAN INVESTMENTS IN RELATED PARTIES
                         AS OF DECEMBER 31, 2006

                             (In thousands)


                                                                           AMOUNT AT WHICH
                                                                            SHOWN IN THE
TYPE OF INVESTMENT                                   COST      FAIR VALUE   BALANCE SHEET
-----------------------------------------------  ------------  ----------  ---------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies .......  $    37,393   $  36,447   $       36,447
Corporate obligations .........................       23,004      22,179           22,179
Public utilities ..............................        6,376       6,213            6,213
Mortgage-backed securities ....................        1,614       1,540            1,540
                                                 ------------  ----------  ---------------
                                                      68,387      66,379           66,379

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock ...............................        1,587       1,921            1,921
                                                 ------------  ----------  ---------------
   Total investments ..........................  $    69,974   $  68,300   $       68,300
                                                 ============  ==========  ===============

SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-28
                                                                  SCHEDULE II

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER (U.S.A.), INC.
                         (PARENT COMPANY ONLY)

                            BALANCE SHEETS

                  (In thousands except share amounts)

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                        2005       2006
                                                                     ---------- ----------
ASSETS

Cash ..............................................................  $      26  $       -
Amounts due from subsidiaries .....................................        148          -
Property and equipment, net .......................................        898        829
Amounts due from related parties ..................................      9,360      9,584
Other assets ......................................................      4,544      3,678
Investment in subsidiaries, net ...................................     54,363     59,669
                                                                     ---------- ----------
Total assets ......................................................  $  69,339  $  73,760
                                                                     ========== ==========
LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
  Accrued taxes and other payables ................................  $   2,054  $   1,892
  Amounts due to subsidiaries .....................................          -      1,305
  Debentures ......................................................      6,979      6,979
  Junior subordinated debentures issued to affiliated trusts ......     20,620     20,620
                                                                     ---------- ----------
Total liabilities .................................................     29,653     30,796
                                                                     ---------- ----------
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ...........................          2          2
  Paid-in surplus .................................................     60,584     60,584
  Accumulated deficit .............................................    (19,913)   (16,517)
  Accumulated other comprehensive income (loss):
  Unrealized loss on investments held by subsidiary and available
    for sale, net of deferred income taxes ........................       (987)    (1,105)
                                                                     ---------- ----------
Total shareholder's equity  .......................................     39,686     42,964
                                                                     ---------- ----------
Total liabilities and shareholder's equity ........................  $  69,339  $  73,760
                                                                     ==========  =========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-29
                                                                  SCHEDULE II

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER (U.S.A.), INC.
                         (PARENT COMPANY ONLY)

                       STATEMENTS OF OPERATIONS

                            (In thousands)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2004        2005       2006
                                                             ----------  ----------  ----------
Revenues
  Investment income, net .................................   $       2   $       3   $       4
  Interest income, net from related parties ..............         491         670         792
  Other income ...........................................       1,370         908       1,334
                                                             ----------  ----------  ----------
    Total revenues .......................................       1,863       1,581       2,130
                                                             ----------  ----------  ----------
Operating costs and expenses
  General and administrative expenses ....................       2,505       2,749       3,116
  Interest expense .......................................       2,385       2,519       2,649
                                                             ----------  ----------  ----------
    Total operating costs and expenses ...................       4,890       5,268       5,765
                                                             ----------  ----------  ----------
Loss before income tax benefit ...........................      (3,027)     (3,687)     (3,635)
Federal income tax benefit ...............................       1,137       1,198       1,606
                                                             ----------  ----------  ----------
Net loss before equity in net
  income (loss) of subsidiaries ..........................      (1,890)     (2,489)     (2,029)
Equity in net income (loss) of subsidiaries ..............      (5,114)      6,922       5,425
                                                             ----------  ----------  ----------
Net income (loss) ........................................   $  (7,004)  $   4,433   $   3,396
                                                             ==========  ==========  ==========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-30
                                                                  SCHEDULE II

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER (U.S.A.), INC.
                         (PARENT COMPANY ONLY)

                       STATEMENTS OF CASH FLOWS

                            (In thousands)

                                                                           YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                          2004        2005       2006
                                                                      ----------  ----------  ----------
Operating activities
  Net income (loss) ................................................  $  (7,004)  $   4,433   $   3,396
  Add (deduct):
    Adjustments to reconcile net income (loss) to cash
      provided by (applied to) operating activities:
    Net (income) loss of subsidiaries not distributed to parent ....      5,114      (6,922)     (5,425)
    Net (gain) loss on sale of property and equipment ..............       (371)         (7)          8
    Gain on retirement of debentures ...............................        (36)          -           -
    Amortization and depreciation ..................................        205         210         218
    Net change in non-cash balances relating to
      operating activities:
      Premiums receivable ..........................................          2           7           -
      Amounts due from subsidiaries ................................        161       1,128         148
      Other assets .................................................       (922)       (121)        809
      Accrued taxes and other payables .............................        581        (234)       (162)
      Amounts due to subsidiaries ..................................          -           -       1,306
                                                                      ----------  ----------  ----------
    Cash provided by (applied to) operating activities .............     (2,270)     (1,506)        298
                                                                      ----------  ----------  ----------
Investing activities
  Cost of property and equipment purchased .........................       (154)       (130)       (145)
  Proceeds from sale of property and equipment .....................         86          67          45
                                                                      ----------  ----------  ----------
    Cash applied to investing activities ...........................        (68)        (63)       (100)
                                                                      ----------  ----------  ----------
Financing activities
  Shareholder dividend from subsidiaries ...........................      3,400           -           -
  Payment on retirement of debentures ..............................       (226)          -           -
  Debt issue costs .................................................        (18)          -           -
  Payments and loans from related parties ..........................      4,602       2,513       1,747
  Payments and loans to related parties ............................     (5,851)       (982)     (1,971)
                                                                      ----------  ----------  ----------
    Cash provided by (applied to) financing activities .............      1,907       1,531        (224)
                                                                      ----------  ----------  ----------
Decrease in cash ...................................................       (431)        (38)        (26)
Cash at beginning of year ..........................................        495          64          26
                                                                      ----------  ----------  ----------
Cash at end of year ................................................  $      64   $      26   $       -
                                                                      ==========  ==========  ==========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-31
                                                                  SCHEDULE III

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INSURANCE INFORMATION

                              (IN THOUSANDS)



                                        FUTURE
                                        POLICY                                                       AMORTI-
                                       BENEFITS,            OTHER                          CLAIMS,   ZATION OF               NET
                            DEFERRED    LOSSES,             POLICY                         LOSSES    DEFERRED             PREMIUMS
                             POLICY     CLAIMS            CLAIMS AND             NET        AND       POLICY     OTHER    WRITTEN
                           ACQUISITION AND LOSS  UNEARNED  BENEFITS   PREMIUM  INTEREST  SETTLEMENT ACQUISITION OPERATING   AND
                              COSTS    EXPENSES  PREMIUMS   PAYABLE   REVENUE   INCOME    EXPENSES     COSTS    EXPENSES  ASSUMED
                           ----------- --------- -------- ---------- --------- --------- ---------- ----------- --------- --------
DECEMBER 31, 2004
Property and casualty ...  $        57 $ 108,233 $ 51,109 $    4,912 $  64,042 $   3,677 $   53,781 $    11,039 $  14,777 $ 70,464
                           =========== ========= ======== ========== ========= ========= ========== =========== ========= ========

DECEMBER 31, 2005
Property and casualty ...  $     1,225 $ 109,541 $ 55,034 $    5,684 $  66,060 $   3,468 $   37,324 $    10,671 $  15,284 $ 70,126
                           =========== ========= ======== ========== ========= ========= ========== =========== ========= ========

DECEMBER 31, 2006
Property and casualty ...  $       845 $  83,253 $ 53,217 $    7,663 $  65,704 $  10,593 $   45,473 $    11,666 $  15,159 $ 64,789
                           =========== ========= ======== ========== ========= ========= ========== =========== ========= ========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-32
                                                                  SCHEDULE IV

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                               REINSURANCE

                         (Dollars in thousands)


                                                                 ASSUMED                  PERCENTAGE
                                                CEDED TO          FROM                    OF AMOUNT
                                    GROSS        OTHER            OTHER        NET         ASSUMED
                                    AMOUNT      COMPANIES       COMPANIES     AMOUNT        TO NET
                                 ------------  ------------  ------------  ------------  ------------
Year ended December 31, 2004
 Property and casualty ........  $   121,146   $   (51,187)  $       505   $    70,464          0.72%
                                 ============  ============  ============  ============  ============

Year ended December 31, 2005
Property and casualty ........  $    119,051   $   (50,218)  $     1,293   $    70,126          1.84%
                                 ============  ============  ============  ============  ============

Year ended December 31, 2006
Property and casualty ........  $    104,037   $   (48,254)  $     9,006   $    64,789         13.90%
                                 ============  ============  ============  ============  ============


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-33
                                                                  SCHEDULE V

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                    VALUATION AND QUALIFYING ACCOUNTS

                             (IN THOUSANDS)


                                               BALANCE AT        PROVISION                           BALANCE
                                                BEGINNING           FOR                               AT END
                                                OF PERIOD      NON-COLLECTION      WRITE-OFFS        OF PERIOD
                                            ----------------  ----------------  ----------------  ---------------
Allowance for non-collection of
     premiums receivable:
          2004 ...........................  $           133   $            42   $           (56)  $          119
                                            ================  ================  ================  ===============
          2005 ...........................  $           119   $           176   $           (72)  $          223
                                            ================  ================  ================  ===============
          2006 ...........................  $           223   $            73   $          (126)  $          170
                                            ================  ================  ================  ===============

Allowance for non-collection of reinsurance
     recoverables on paid and unpaid losses:
          2004 ...........................  $         3,314   $           282   $          (324)  $        3,272
                                            ================  ================  ================  ===============
          2005 ...........................  $         3,272   $           108   $        (3,206)  $          174
                                            ================  ================  ================  ===============
          2006 ...........................  $           174   $            97   $          (141)  $          130
                                            ================  ================  ================  ===============


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-34
                                                                  SCHEDULE VI

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                        SUPPLEMENTAL INFORMATION

              (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                              (IN THOUSANDS)


                                               DISCOUNT       PAID LOSSES AND
                                               DEDUCTED       LOSS ADJUSTMENT
                                             FROM RESERVES       EXPENSES
                                            ---------------  ----------------
Year ended December 31, 2004
     Property-casualty ...................  $             -  $         38,429
                                            ===============  =================
Year ended December 31, 2005
     Property-casualty ...................  $             -  $         41,470
                                            ===============  =================
Year ended December 31, 2006
     Property-casualty ...................  $             -  $         43,941
                                            ===============  =================


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-35

                                 INDEX TO EXHIBITS
                                 -----------------

Exhibit No.
-----------

    21.1     Subsidiaries of the registrant.
    31.1     Rule 13a-14(a)/15d-14(a) Certifications.
    32.1     Section 1350 Certifications.