Form 10-Q
period 2007-03-31
CHANDLER USA INC
filed 2007-05-08
CIK 1083750

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---
                        SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from           to
                                              ---------    ---------

                       COMMISSION FILE NUMBER:  1-15135

                             CHANDLER (U.S.A.), INC.
             (Exact name of registrant as specified in its charter)

             OKLAHOMA                             73-1325906
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)

                  1010 MANVEL AVENUE, CHANDLER, OKLAHOMA 74834
              (Address of principal executive offices and zip code)

    Registrant's telephone number, including area code:  (405) 258-0804

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                    ---     ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                        ---                   ---                       ---

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  YES     NO  X
                                                 ---    ---

     	The number of common shares, $1.00 par value, of the registrant outstanding on April 30, 2007 was 2,484, which are owned by Chandler Insurance Company, Ltd.

-------------------------------------------------------------------------------

                                                                      Page i

                            CHANDLER (U.S.A.), INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS:
--------------------------------
    Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 ...1

    Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 ..........................................2

    Consolidated Statements of Comprehensive Income for the three months ended March 31, 2007 and 2006 ...................................3

    Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 ..........................................4

    Notes to Interim Consolidated Financial Statements .......................5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS .............................................9
           ---------------------

ITEM 4.    CONTROLS AND PROCEDURES ..........................................14
----------------------------------

ITEM 4T. CONTROLS AND PROCEDURES ............................................14
--------------------------------

PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings ...............................................15

Item 1A.   Risk Factors ....................................................15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .....15

Item 3.    Defaults Upon Senior Securities .................................15

Item 4.    Submission of Matters to a Vote of Security Holders .............15

Item 5.    Other Information ...............................................15

Item 6.    Exhibits ........................................................15

Signatures .................................................................16

                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)


                                                                                        March 31,    December 31,
                                                                                          2007          2006
                                                                                      ------------- --------------
                                                                                      (Unaudited)
ASSETS
Investments
Fixed maturities available for sale, at fair value
  Restricted (amortized cost $27,891 and $19,830 in 2007 and 2006, respectively) .... $     27,196  $      19,151
  Unrestricted (amortized cost $42,925 and $48,557 in 2007 and 2006, respectively)...       41,972         47,228
 Equity securities available for sale, at fair value (cost $0 and $1,587 in 2007
  and 2006, respectively) ...........................................................          131          1,921
                                                                                      ------------- --------------
  Total investments .................................................................       69,299         68,300
Cash and cash equivalents ($565 and $450 restricted in 2007 and 2006, respectively)..       18,778         21,403
Accrued investment income ...........................................................        5,351          5,022
Premiums receivable, less allowance for non-collection
 of $139 and $170 at 2007 and 2006, respectively ....................................       34,047         31,008
Reinsurance recoverable on paid losses ..............................................        1,335          1,087
Reinsurance recoverable on unpaid losses, less allowance for non-collection
 of $116 and $130 at 2007 and 2006, respectively ....................................       25,026         25,588
Reinsurance recoverable on unpaid losses from related parties .......................       16,281         15,584
Prepaid reinsurance premiums ........................................................        3,906          7,603
Prepaid reinsurance premiums to related parties .....................................       14,706         13,506
Deferred policy acquisition costs ...................................................        1,623            845
Property and equipment, net .........................................................        8,439          8,457
Amounts due from related parties ....................................................       10,734          9,584
State insurance licenses, net .......................................................        3,745          3,745
Other assets ........................................................................       10,353         11,040
                                                                                      ------------- --------------
Total assets ........................................................................ $    223,623  $     222,772
                                                                                      ============= ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses ......................................... $     83,768  $      83,253
 Unearned premiums ..................................................................       53,174         53,217
 Policyholder deposits ..............................................................        7,120          7,663
 Accrued taxes and other payables ...................................................        5,722          5,119
 Premiums payable ...................................................................        2,247          1,955
 Premiums payable to related parties ................................................           12          1,002
 Senior debentures ..................................................................        6,979          6,979
 Junior subordinated debentures issued to affiliated trusts .........................       20,620         20,620
                                                                                      ------------- --------------
  Total liabilities .................................................................      179,642        179,808
                                                                                      ------------- --------------

Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ...............................................            2              2
 Paid-in surplus ....................................................................       60,584         60,584
 Accumulated deficit ................................................................      (15,603)       (16,517)
 Accumulated other comprehensive income (loss):
  Unrealized loss on investments available for sale, net of deferred income taxes ...       (1,002)        (1,105)
                                                                                      ------------- --------------
   Total shareholder's equity .......................................................       43,981         42,964
                                                                                      ------------- --------------
Total liabilities and shareholder's equity .......................................... $    223,623  $     222,772
                                                                                      ============= ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                                    Three months ended March 31,
                                                                  --------------------------------
                                                                       2007               2006
                                                                  -------------       ------------
Premiums and other revenues
  Direct premiums written and assumed ........................... $     27,333        $    29,535
  Reinsurance premiums ceded ....................................          498             (6,371)
  Reinsurance premiums ceded to related parties .................       (8,357)            (6,251)
                                                                  -------------       ------------

    Net premiums written and assumed ............................       19,474             16,913
  Increase in unearned premiums .................................       (2,454)               (48)
                                                                  -------------       ------------

    Net premiums earned .........................................       17,020             16,865

Investment income, net ..........................................        1,160                717
Interest income, net from related parties .......................          212                178
Realized investment gains, net ..................................           35                 56
Other income ....................................................          827                 47
                                                                  -------------       ------------

    Total premiums and other revenues ...........................       19,254             17,863
                                                                  -------------       ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $4,242 and $3,599 in
    2007 and 2006, respectively .................................       10,667             10,115
  Policy acquisition costs, net of ceding commissions
    received from related parties of $3,179 and $2,365 in
    2007 and 2006, respectively .................................        3,250              3,171
  General and administrative expenses ...........................        3,215              2,991
  Interest expense ..............................................          677                655
                                                                  -------------       ------------

    Total operating costs and expenses ..........................       17,809             16,932
                                                                  -------------       ------------

Income before income taxes ......................................        1,445                931
Federal income tax provision ....................................         (531)              (347)
                                                                  -------------       ------------

  Net income .................................................... $        914        $       584
                                                                  =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                Three months ended March 31,
                                                              --------------------------------
                                                                  2007                2006
                                                              -------------       ------------
Net income .................................................  $        914        $       584
                                                              -------------       ------------

Other comprehensive income (loss), before income tax:
 Unrealized losses on securities:
  Unrealized holding gains (losses) arising during period ..           192               (488)
  Less:  Reclassification adjustment for gains included
   in net income ...........................................           (35)               (56)
                                                              -------------       ------------

Other comprehensive income (loss), before income tax .......           157               (544)

Income tax benefit related to items of other
  comprehensive income (loss) ..............................           (54)               185
                                                              -------------       ------------

Other comprehensive income (loss), net of income tax .......           103               (359)
                                                              -------------       ------------

Comprehensive income .......................................  $      1,017        $       225
                                                              =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                               Three months ended March 31,
                                                                              ------------------------------
                                                                                  2007              2006
                                                                              ------------      ------------
OPERATING ACTIVITIES
Net income .................................................................. $       914       $       584
  Add (deduct):
  Adjustments to reconcile net income to cash provided by
    (applied to) operating activities:
    Realized investment gains, net ..........................................         (35)              (56)
    Net gains on sale of property and equipment .............................          (2)                -
    Amortization and depreciation ...........................................         355               343
    Provision for non-collection of premiums ................................           1                 1
    Provision for non-collection of reinsurance recoverables ................           7                17
    Net change in non-cash balances relating to operating activities:
      Accrued investment income .............................................        (329)              141
      Premiums receivable ...................................................      (3,040)           (1,226)
      Reinsurance recoverable on paid losses ................................        (269)               43
      Reinsurance recoverable on unpaid losses ..............................         576             5,571
      Reinsurance recoverable on unpaid losses from related parties .........        (697)              (80)
      Prepaid reinsurance premiums ..........................................       3,697              (414)
      Prepaid reinsurance premiums to related parties .......................      (1,200)              170
      Deferred policy acquisition costs .....................................        (778)             (588)
      Other assets ..........................................................         619               279
      Unpaid losses and loss adjustment expenses ............................         515            (6,665)
      Unearned premiums .....................................................         (43)              292
      Policyholder deposits .................................................        (543)             (342)
      Accrued taxes and other payables ......................................         685               (68)
      Premiums payable ......................................................         292             1,912
      Premiums payable to related parties ...................................        (990)               92
                                                                              ------------      ------------
    Cash provided by (applied to) operating activities ......................        (265)                6
                                                                              ------------      ------------

INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ...............................................................      (4,649)             (995)
    Maturities ..............................................................       2,083             2,510
  Equity securities available for sale:
    Purchases ...............................................................      (4,517)           (2,022)
    Sales ...................................................................       6,139             3,343
  Cost of property and equipment purchased ..................................        (195)             (142)
  Proceeds from sale of property and equipment ..............................          11                24
                                                                              ------------      ------------
    Cash provided by (applied to) investing activities ......................      (1,128)            2,718
                                                                              ------------      ------------

FINANCING ACTIVITIES
  Payments and loans from related parties ...................................         263               719
  Payments and loans to related parties .....................................      (1,413)             (404)
  Payments on bank loan .....................................................         (82)                -
                                                                              ------------      ------------
    Cash provided by (applied to) financing activities ......................      (1,232)              315
                                                                              ------------      ------------

Increase (decrease) in cash and cash equivalents during the period ..........      (2,625)            3,039
Cash and cash equivalents at beginning of period ............................      21,403             5,510
                                                                              ------------      ------------
Cash and cash equivalents at end of period .................................. $    18,778       $     8,549
                                                                              ============      ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION


     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year. Certain reclassifications of prior years have been made to conform to the 2007 presentation.

     The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries that meet consolidation requirements including National American Insurance Company ("NAICO") and Chandler Insurance Managers, Inc. ("CIMI").

NOTE 2.  SEGMENT INFORMATION

     Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold. Following the sale of a subsidiary in 2002 that was engaged in agency operations, agency operations were not significant on a consolidated basis and therefore not reported as a separate segment. Effective January 1, 2007, NAICO transferred its existing property and inland marine business in its standard lines and political subdivisions programs to Praetorian Insurance Company ("Praetorian") through an arrangement between Praetorian and CIMI. Under this arrangement, CIMI receives commission income for the business it produces for Praetorian. Since this new arrangement is expected to result in a significant increase in agency revenues, the agency segment is now reported separately.

     The following table presents a summary of Chandler USA's operating segments for the three month periods ended March 31, 2007 and 2006:

                                         Property
                                           and
                                         casualty                   Intersegment    Reported
                                         insurance       Agency     eliminations    balances
                                        ------------  ------------  ------------  ------------
                                                            (In thousands)
THREE MONTHS ENDED MARCH 31, 2007
Revenues from external customers (1) .. $    17,093   $       754   $         -   $    17,847
Intersegment revenues .................          12           982          (994)            -
Segment profit (loss) before
  income taxes (2) ....................         488           957             -         1,445
Segment assets ........................     222,052         6,117        (4,546)      223,623

THREE MONTHS ENDED MARCH 31, 2006
Revenues from external customers (1) .. $    16,907   $         5   $         -   $    16,912
Intersegment revenues .................           -           662          (662)            -
Segment profit (loss) before
  income taxes (2) ....................         270           661             -           931
Segment assets ........................     240,437         3,754        (3,686)      240,505

------------------------------------------


(1)  Consists of net premiums earned and other income.
(2)  Includes net realized investment gains.


     Net premiums earned and losses and loss adjustment expenses within the property and casualty insurance segment can be identified to Chandler USA designated insurance programs. Chandler USA's chief operating decision makers review net premiums earned and losses and loss adjustment expenses in assessing the performance of an insurance program. In addition, Chandler USA's chief operating decision makers consider many other factors such as the lines of business offered within an insurance program and the states in which the insurance programs are offered. Certain discrete financial information is not readily available by insurance program, including assets, interest income, and investment gains or losses, allocated to each insurance program. Chandler USA does not consider its insurance programs to be reportable segments, however, the following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented for the property and casualty insurance segment.

                                             THREE MONTHS ENDED MARCH 31,
                                           --------------------------------
                                               2007                2006
                                           ------------        ------------
                                                    (In thousands)
INSURANCE PROGRAM
-----------------------------------------
NET PREMIUMS EARNED
Standard lines ..........................  $    15,505         $    13,159
Political subdivisions ..................          991               1,475
Homeowners ..............................          294               2,069
Surety bonds ............................           67                  66
Other (1) ...............................          163                  96
                                           ------------        ------------
                                           $    17,020         $    16,865
                                           ============        ============

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard lines ..........................  $     9,227         $     8,030
Political subdivisions ..................          862                 610
Homeowners ..............................          102                 706
Surety bonds ............................           22                 883
Other (1) ...............................          454                (114)
                                           ------------        ------------
                                           $    10,667         $    10,115
                                           ============        ============

-----------------------------------------

(1) This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 9.25% at March 31, 2007. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment.
If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     During the third quarter of 2006, NAICO increased the estimated recovery on the surety bond claims related to the construction of the two gas processing plants which resulted in a decrease in losses and loss adjustment expenses incurred of $4.7 million. Unpaid losses and loss adjustment expenses decreased $22.7 million, reinsurance recoverable on unpaid losses and loss adjustment expenses decreased $16.8 million, and reinsurance recoverable on paid losses and loss adjustment expenses decreased $1.2 million as of March 31, 2007 as a result of increasing the estimated recovery. NAICO has also recorded $7.0 million of interest income for its estimate of prejudgment interest through March 31, 2007, including a recovery for a pre-verdict settlement with certain other parties. Prejudgment interest will continue to accrue at 8.25%.

NOTE 5.  NEW ACCOUNTING STANDARDS

     In February 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Chandler USA adopted SFAS No. 155 effective January 1, 2007. The adoption of SFAS No. 155 did not have a material impact on its consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 156 requires an entity to separately recognize financial assets as servicing assets or servicing liabilities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts. The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable. Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Chandler USA adopted SFAS No. 156 effective January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on its consolidated financial statements.

     In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides guidance regarding the recognition, measurement, presentation and disclosure of a tax position taken or expected to be taken in a tax return as well as the derecognition of a tax position previously recognized in the financial statements. Chandler USA adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on its consolidated financial statements.

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

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires the company to recognize the funded status of its defined benefit postretirement plans as an asset or liability in its financial statements. In addition, the statement eliminates the use of a measurement date that is different than the date of the company's year-end financial statements. Chandler USA has adopted SFAS No. 158 effective December 31, 2006. The adoption of SFAS No. 158 did not have a material impact on its consolidated financial statements.

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

     In March 2007, the FASB ratified Emerging Issues Task Force Issue ("EITF") No. 06-10, ACCOUNTING FOR DEFERRED COMPENSATION AND POST RETIREMENT BENEFIT ASPECTS OF COLLATERAL ASSIGNMENT SPLIT-DOLLAR LIFE INSURANCE ARRANGEMENTS. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation and for recognition and measurement of the associated asset based on the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Chandler USA has evaluated EITF 06-10 and has determined that its adoption is not expected to have a material impact on its consolidated financial statements.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-Q report, as well as statements made by Chandler (U.S.A.), Inc. ("Chandler USA") in periodic press releases and oral statements made by Chandler USA's officials constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Chandler USA to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which Chandler USA and its subsidiaries operate, including the ability to implement price increases; (iv) claims frequency; (v) claims severity: (vi) catastrophic events of unanticipated frequency or severity; (vii) the number of new and renewal policy applications submitted to National American Insurance Company ("NAICO") by its agents;
(viii) the ability of NAICO to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position; (ix) the ability of NAICO to collect reinsurance recoverables; (x) the ability of NAICO to maintain favorable insurance company ratings; and (xi) various other factors including ongoing litigation matters.

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three month periods ended March 31, 2007 and 2006:

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED MARCH 31,           2007           2006           2007           2006
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard lines ................... $    25,128    $    22,265    $    15,505    $    13,159
   Political subdivisions ...........       1,512          3,990            991          1,475
   Homeowners .......................         475          2,795            294          2,069
   Surety bonds .....................          95             96             67             66
   Other ............................         166             97            163             96
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    27,376    $    29,243    $    17,020    $    16,865
                                      ============   ============   ============   ============


     Gross premiums earned decreased $1.9 million or 6% in the first quarter of 2007 compared to the first quarter of 2006. The decrease was due primarily to a decrease of $2.3 million in the homeowners program which was discontinued during 2006, and to a decrease of $2.7 million in property and inland marine business in the standard lines and political subdivisions programs due to the transfer of this business to Praetorian Insurance Company ("Praetorian") as explained further below. Partially offsetting these decreases were an increase in workers compensation and automobile liability premiums in the standard lines program.

     Effective January 1, 2007, the property and inland marine lines of insurance that were previously written by NAICO in the standard lines and political subdivisions programs are being written by Praetorian through an arrangement between Praetorian and CIMI. NAICO also transferred its existing property and inland marine business in these programs to Praetorian under this new arrangement effective January 1, 2007. Under this arrangement, CIMI receives commission income for the business it produces for Praetorian. CIMI is responsible for the payment of commissions to the producing agents, and is also responsible for providing underwriting and loss control services for this business. NAICO handles all claims for this business under a separate claims handling agreement with Praetorian. Management believes this new arrangement will allow Chandler USA's subsidiaries to offer more competitive property and inland marine programs for its agents. In addition, NAICO will no longer be required to purchase reinsurance for the significant insured values associated with this business.

     Net premiums earned increased $155,000 or 1% in the first quarter of 2007 compared to the first quarter of 2006. The decrease was due primarily to a decrease of $1.8 million in the discontinued homeowners program and a decrease of $321,000 in property and inland marine business that was transferred to Praetorian. The decrease in net premiums earned for the business transferred to Praetorian was much less than the decrease in gross premiums earned due to the significant amounts of reinsurance that NAICO had purchased for this business. This reinsurance was also canceled which resulted in a significant decrease in reinsurance premiums ceded during the first quarter of 2007.

     Gross premiums earned in the standard lines program increased $2.9 million or 13% in the first quarter of 2007 compared to the first quarter of 2006. The increase was primarily due to an increase of $1.7 million in workers compensation premiums, primarily in the state of Texas, and to an increase in automobile liability premiums in the state of Utah. Net premiums earned increased $2.3 million or 18% in the first quarter of 2007 versus the first quarter of 2006, due primarily to the increase in gross earned premiums.

     Gross premiums earned in the political subdivisions program decreased $2.5 million or 62% in the first quarter of 2007 compared to the first quarter of 2006 due primarily to the transfer of the property and inland marine business in this program to Praetorian as described previously. Net premiums earned in the political subdivisions program decreased $484,000 or 33% in the first quarter of 2007 versus the first quarter of 2006. The decrease in net premiums earned was significantly less than the decrease in gross premiums earned because of the significant amounts of reinsurance that NAICO had purchased for the property and inland marine lines of business in this program.

     In 2005, NAICO began writing homeowner and dwelling policies in the state of Texas through a managing general agent. NAICO discontinued this program during 2006 due primarily to increased catastrophic exposures.

     Gross and net premiums earned in the surety bond program were unchanged from the first quarter of 2006. NAICO is no longer actively marketing its surety bond program.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At March 31, 2007, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds and equity securities with approximately 21% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans. Net investment income included $317,000 for the accrual of prejudgment interest on a favorable jury verdict in civil litigation in 2006 regarding certain surety bond claims. See "Litigation" and Note 4 of Notes to Interim Consolidated Financial Statements.

     Net investment income, excluding interest income from related parties and the prejudgment interest accrual, increased $126,000 or 18% in the first quarter of 2007 versus the first quarter of 2006 due primarily to higher interest rates and an increase in cash and invested assets. Cash and invested assets were $88.1 million at March 31, 2007 compared to $85.9 million at March 31, 2006. Net interest income from related parties was $212,000 in the first quarter of 2007 compared to $178,000 in the first quarter of 2006. The increase in the 2007 quarter was due to higher interest rates and to an increase in the amount due from related parties.

     Net realized investment gains were $35,000 in the first quarter of 2007 compared to $56,000 in the first quarter of 2006.

OTHER INCOME

     Other income was $827,000 in the first quarter of 2007 compared to $47,000 in the first quarter of 2006. The increase was due to the transfer of NAICO's property and inland marine business in the standard lines and political subdivisions programs to Praetorian under a new arrangement effective January 1, 2007. Under this arrangment, CIMI receives commission income for the business it produces for Praetorian.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 62.7% for the first quarter of 2007 versus 60.0% in the first quarter of 2006. The increase in the 2007 loss ratio was primarily due to an increase in losses in the political subdivisions program compared to the first quarter of 2006 and to the decrease in homeowners business which had a lower loss ratio than NAICO's larger programs. During 2007, loss development was redundant by $458,000. During the first quarter of 2006, NAICO experienced adverse loss development totaling $1.1 million which increased the 2006 loss ratio by 6.6 percentage points. The adverse loss development in the 2006 quarter was due primarily to an increase in surety bond losses for prior accident years. Weather-related losses from wind and hail were not significant in the first quarter of 2007 and 2006.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three month periods ended March 31, 2007 and 2006:



                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2007            2006
                                                    ------------    ------------
                                                           (In thousands)
      Commissions expense ......................... $     3,906     $     4,625
      Other premium related assessments ...........         258             281
      Premium taxes ...............................         571             647
      Excise taxes ................................          83              63
      Other expense ...............................         239             182
                                                    ------------    ------------
      Total direct expenses .......................       5,057           5,798
      Indirect underwriting expenses ..............       1,463           1,504
      Commissions received from reinsurers ........      (2,493)         (3,543)
      Adjustment for deferred acquisition costs ...        (777)           (588)
                                                    ------------    ------------
      Net policy acquisition costs ................ $     3,250     $     3,171
                                                    ============    ============


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 23.9% for the first quarter of 2007 versus 24.7% for the first quarter of 2006. Commissions expense as a percentage of gross written and assumed premiums was 14.3% for the first quarter of 2007 versus 15.7% for the 2006 quarter. The decrease in commissions expense was due primarily to the decrease in gross premiums written in the homeowners program which has a higher average commission rate than most of the other programs due to the use of a managing general agent who performs certain underwriting, claims and administrative functions. The homeowners program was discontinued during 2006.

     Indirect underwriting expenses were 5.4% and 5.1% of total direct written and assumed premiums in the three month periods ended March 31, 2007 and 2006, respectively. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers decreased $1.1 million in the first quarter of 2007 compared to the year-ago quarter due primarily to the transfer of NAICO's property and inland marine business in the standard lines and political subdivisions programs to Praetorian which resulted in the cancellation of certain quota share reinsurance arrangements that covered these lines of business.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 11.7% and 10.2% of gross premiums earned in the first quarter of 2007 and 2006, respectively. General and administrative expenses increased $224,000 or 7% in the first quarter of 2007 compared to the 2006 quarter. This increase was due primarily to an increase in employee related expenses. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense was $677,000 in the first quarter of 2007 compared to $655,000 in the year-ago quarter. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The increase in the 2007 period was due primarily to higher interest rates during 2007, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 2007, Chandler USA used $265,000 in cash from operations. Prepaid reinsurance premiums decreased $2.5 million during the first quarter of 2007, but this was partially offset by an increase in premiums receivable of $3.0 million. In the first quarter of 2006, Chandler USA provided $6,000 in cash from operations. Unpaid losses and loss adjustment expenses decreased $6.7 million during the first quarter of 2006, but this was partially offset by a decrease in reinsurance recoverable on unpaid losses of $5.5 million.

     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. At March 31, 2007, the total amount of cash and securities restricted as a result of these arrangements was $27.8 million which was an increase of $8.2 million from December 31, 2006. This increase was due to an increase in the amount of reinsurance that NAICO assumed during the first quarter of 2007.

     At March 31, 2007, Chandler USA's parent company, Chandler Insurance Company, Ltd., owed approximately $10.7 million to Chandler USA versus $9.6 million at December 31, 2006 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 9.25% at March 31, 2007. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     As of December 31, 2006, NAICO had statutory earned surplus of $14.0 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2007 without the approval of the Oklahoma Department of Insurance is $5.2 million.
NAICO did not pay any shareholder dividends to Chandler USA in 2006 or in the first quarter of 2007.

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

LITIGATION

     On August 1, 2006, a jury trial concluded in Harris County, Texas, related to the construction of two gas processing plants in Louisiana. NAICO had provided surety bonds in connection with the construction of these plants. The amounts the jury found owing to NAICO include approximately $20.2 million in actual damages and $70.0 million in punitive damages. See Note 4 of Notes to Interim Consolidated Financial Statements for a discussion of this jury verdict.

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

     During the third quarter of 2006, NAICO increased the estimated recovery on the surety bond claims related to the construction of the two gas processing plants which resulted in a decrease in losses and loss adjustment expenses incurred of $4.7 million. In addition, unpaid losses and loss adjustment expenses decreased $22.7 million, reinsurance recoverable on unpaid losses and loss adjustment expenses decreased $16.8 million, and reinsurance recoverable on paid losses and loss adjustment expenses decreased $1.2 million. NAICO also recorded $6.6 million of interest income for its estimate of prejudgment interest through December 31, 2006 and recorded an additional $317,000 of prejudgment interest during the first quarter of 2007 including a recovery for a pre-verdict settlement with certain other parties. Prejudgment interest will continue to accrue at 8.25%.

A.M. BEST RATING

     Effective May 2, 2007, A.M. Best Company affirmed the financial strength rating of B+ (Good) and the issuer credit rating (ICR) of "bbb-" of NAICO. Concurrently, A.M. Best has affirmed the ICR of
"bb-" of NAICO's parent, Chandler USA, and the debt rating of "bb-" on Chandler USA's 8.75% senior unsecured debentures due 2014. The outlook for all ratings has been revised to stable from negative.
NAICO's policyholders surplus has also increased from A.M. Best's financial size category VI to category VII ($50 million to $100 million).

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

CHANGES IN INTERNAL CONTROLS

     In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

     Not applicable.

PART II.                        OTHER INFORMATION
                                -----------------

Item 1.    LEGAL PROCEEDINGS
           -----------------
           Chandler USA and its subsidiaries are not parties to any material litigation other than as is routinely encountered in their respective business activities. While the outcome of these matters cannot be predicted with certainty, Chandler USA does not expect these matters to have a material adverse effect on its financial condition, results of operations or cash flows. See
           Note 4 of Notes to Interim Consolidated Financial Statements for a discussion of a favorable jury verdict in civil litigation regarding certain surety bond claims.

Item 1A.   RISK FACTORS
           ------------
           There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
           -----------------------------------------------------------
           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------
           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------
           Effective May 8, 2007, Chandler USA's sole shareholder, Chandler Insurance, re-elected the following individuals to serve on Chandler USA's Board of Directors:

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

Date:  May 8, 2007                 CHANDLER (U.S.A.), INC.

                                   By: /s/ W. Brent LaGere
                                       --------------------------------------
                                       W. Brent LaGere
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



                                   By: /s/ Mark C. Hart
                                       --------------------------------------
                                       Mark C. Hart
                                       Senior Vice President - Finance, Chief
                                       Financial Officer and Treasurer
                                       (Principal Accounting Officer)