Form 10-Q
period 2007-06-30
CHANDLER USA INC
filed 2007-08-14
CIK 1083750

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      -----------------------------------
                                   FORM 10-Q

          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

     The number of common shares, $1.00 par value, of the registrant outstanding on July 31, 2007 was 2,484, which are owned by Chandler Insurance Company, Ltd.

===============================================================================

                                                                      Page i

                            CHANDLER (U.S.A.), INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS:
--------------------------------
    Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 ..1

    Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006  ........................................2

    Consolidated Statements of Operations for the six months
      ended June 30, 2007 and 2006  ........................................3

    Consolidated Statements of Comprehensive Income for the three months ended June 30, 2007 and 2006  .................................4

    Consolidated Statements of Comprehensive Income for the six
      months ended June 30, 2007 and 2006  .................................5

    Consolidated Statements of Cash Flows for the six months
      ended June 30, 2007 and 2006  ........................................6

    Notes to Interim Consolidated Financial Statements  ....................7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS ..........................................11
           ---------------------

ITEM 4.    CONTROLS AND PROCEDURES ........................................17
----------------------------------

ITEM 4T.   CONTROLS AND PROCEDURES ........................................17
--------------------------------

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings  ............................................18

Item 1A.    Risk Factors  .................................................18

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds  ..18

Item 3.     Defaults Upon Senior Securities  ..............................18

Item 4.     Submission of Matters to a Vote of Security Holders  ..........18

Item 5.     Other Information  ............................................18

Item 6.     Exhibits  .....................................................18

Signatures  ...............................................................19

                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)


                                                                                         June 30,     December 31,
                                                                                           2007           2006
                                                                                       ------------- --------------
                                                                                       (Unaudited)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $34,195 and $19,830 in 2007 and 2006, respectively) ..... $     33,090  $      19,151
  Unrestricted (amortized cost $40,343 and $48,557 in 2007 and 2006, respectively) ...       39,289         47,228
 Equity securities at fair value (cost $0 and $1,587 in 2007 and 2006, respectively)..          132          1,921
                                                                                       ------------- --------------
  Total investments ..................................................................       72,511         68,300

Cash and cash equivalents ($141 and $450 restricted in 2007 and 2006, respectively) ..       18,246         21,403
Accrued investment income ............................................................        5,454          5,022
Premiums receivable, less allowance for non-collection of $172 and $170 at
 2007 and 2006, respectively .........................................................       30,467         31,008
Reinsurance recoverable on paid losses ...............................................        1,487          1,087
Reinsurance recoverable on unpaid losses, less allowance for
 non-collection of $112 and $130 at 2007 and 2006, respectively ......................       25,406         25,588
Reinsurance recoverable on unpaid losses from related parties ........................       16,755         15,584
Prepaid reinsurance premiums .........................................................        3,586          7,603
Prepaid reinsurance premiums to related parties ......................................       14,248         13,506
Deferred policy acquisition costs ....................................................        1,634            845
Property and equipment, net ..........................................................        8,323          8,457
Amounts due from related parties .....................................................       11,944          9,584
State insurance licenses, net ........................................................        3,745          3,745
Other assets .........................................................................       10,525         11,040
                                                                                       ------------- --------------
Total assets ......................................................................... $    224,331  $     222,772
                                                                                       ============= ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses .......................................... $     85,335  $      83,253
 Unearned premiums ...................................................................       51,273         53,217
 Policyholder deposits ...............................................................        7,317          7,663
 Accrued taxes and other payables ....................................................        6,511          5,119
 Premiums payable ....................................................................        1,508          1,955
 Premiums payable to related parties .................................................          475          1,002
 Senior debentures ...................................................................        6,979          6,979
 Junior subordinated debentures issued to affiliated trusts ..........................       20,620         20,620
                                                                                       ------------- --------------
  Total liabilities ..................................................................      180,018        179,808
                                                                                       ------------- --------------
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ................................................            2              2
 Paid-in surplus .....................................................................       60,584         60,584
 Accumulated deficit .................................................................      (14,935)       (16,517)
 Accumulated other comprehensive income (loss):
 Unrealized loss on investments available for sale, net of deferred income taxes .....       (1,338)        (1,105)
                                                                                       ------------- --------------
  Total shareholder's equity .........................................................       44,313         42,964
                                                                                       ------------- --------------
Total liabilities and shareholder's equity ........................................... $    224,331  $     222,772
                                                                                       ============= ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                                  Three months ended June 30,
                                                                 -----------------------------
                                                                     2007             2006
                                                                 ------------     ------------

Premiums and other revenues
  Direct premiums written and assumed .......................... $    24,120      $    25,199
  Reinsurance premiums ceded ...................................      (2,811)          (3,477)
  Reinsurance premiums ceded to related parties ................      (6,562)          (6,520)
                                                                 ------------     ------------

    Net premiums written and assumed ...........................      14,747           15,202
  Decrease in unearned premiums ................................       1,123            1,786
                                                                 ------------     ------------

    Net premiums earned ........................................      15,870           16,988

Investment income, net .........................................         860              779
Interest income, net from related parties ......................         248              191
Realized investment gains, net .................................          26              133
Other income ...................................................         168               95
                                                                 ------------     ------------

    Total premiums and other revenues ..........................      17,172           18,186
                                                                 ------------     ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $3,784 and $2,794 in
    2007 and 2006, respectively ................................       9,366           12,053
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,495 and $2,483 in
    2007 and 2006, respectively ................................       3,032            2,753
  General and administrative expenses ..........................       3,034            3,317
  Interest expense .............................................         678              667
                                                                 ------------     ------------

    Total operating costs and expenses .........................      16,110           18,790
                                                                 ------------     ------------

Income (loss) before income taxes ..............................       1,062             (604)
Federal income tax benefit (provision) .........................        (394)             211
                                                                 ------------     ------------

  Net income (loss) ............................................ $       668      $      (393)
                                                                 ============     ============



See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                              (Amounts in thousands)

                                                                  Six months ended June 30,
                                                              --------------------------------
                                                                  2007                2006
                                                              -------------       ------------
Premiums and other revenues
  Direct premiums written and assumed ....................... $     51,453        $    54,734
  Reinsurance premiums ceded ................................       (2,313)            (9,848)
  Reinsurance premiums ceded to related parties .............      (14,919)           (12,771)
                                                               -------------       ------------

    Net premiums written and assumed ........................       34,221             32,115
  Decrease (increase) in unearned premiums ..................       (1,331)             1,738
                                                              -------------       ------------

    Net premiums earned .....................................       32,890             33,853

Investment income, net ......................................        2,020              1,496
Interest income, net from related parties ...................          460                369
Realized investment gains, net ..............................           61                189
Other income ................................................          995                142
                                                              -------------       ------------

  Total premiums and other revenues .........................       36,426             36,049
                                                              -------------       ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $8,026 and $6,393 in
    2007 and 2006, respectively .............................       20,033             22,168
  Policy acquisition costs, net of ceding commissions
    received from related parties of $5,674 and $4,848 in
    2007 and 2006, respectively .............................        6,282              5,924
  General and administrative expenses .......................        6,249              6,308
  Interest expense ..........................................        1,355              1,322
                                                              -------------       ------------

    Total operating costs and expenses ......................       33,919             35,722
                                                              -------------       ------------

Income before income taxes ..................................        2,507                327
Federal income tax provision ................................         (925)              (136)
                                                              -------------       ------------

  Net income ................................................ $      1,582        $       191
                                                              =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                Three months ended June 30,
                                                              --------------------------------
                                                                  2007                2006
                                                              -------------       ------------

Net income (loss) ........................................... $        668        $      (393)
                                                              -------------       ------------

Other comprehensive loss, before income tax:
  Unrealized losses on securities:
    Unrealized holding losses arising during period .........         (484)              (740)
    Less:  Reclassification adjustment for gains included in
      net income (loss) .....................................          (26)              (133)
                                                              -------------       ------------
Other comprehensive loss, before income tax .................         (510)              (873)
Income tax benefit related to items of other
  comprehensive loss ........................................          174                297
                                                              -------------       ------------
Other comprehensive loss, net of income tax .................         (336)              (576)
                                                              -------------       ------------

Comprehensive income (loss) ................................. $        332        $      (969)
                                                              =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                 Six months ended June 30,
                                                              --------------------------------
                                                                  2007                2006
                                                              -------------       ------------
Net income .................................................. $      1,582        $       191
                                                              -------------       ------------
Other comprehensive loss, before income tax:
  Unrealized losses on securities:
    Unrealized holding losses arising during period .........         (292)            (1,228)
    Less:  Reclassification adjustment for gains included in
      net income ............................................          (61)              (189)
                                                              -------------       ------------
Other comprehensive loss, before income tax .................         (353)            (1,417)
Income tax benefit related to items of other
  comprehensive loss ........................................          120                482
                                                              -------------       ------------
Other comprehensive loss, net of income tax .................         (233)              (935)
                                                              -------------       ------------

Comprehensive income (loss) ................................. $      1,349        $      (744)
                                                              =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                 Six months ended June 30,
                                                                              ------------------------------
                                                                                  2007              2006
                                                                              ------------      ------------

OPERATING ACTIVITIES
Net income .................................................................. $     1,582       $       191
  Add (deduct):
  Adjustments to reconcile net income to cash provided by operating activities:
    Realized investment gains, net ..........................................         (61)             (189)
    Net (gains) losses on sale of property and equipment ....................           5                (1)
    Amortization and depreciation expense ...................................         706               680
    Provision for non-collection of premiums ................................          40                46
    Provision for non-collection of reinsurance recoverables ................          24                42
    Net change in non-cash balances relating to operating activities:
      Accrued investment income .............................................        (432)                6
      Premiums receivable ...................................................         501             2,699
      Reinsurance recoverable on paid losses ................................        (441)             (231)
      Reinsurance recoverable on unpaid losses ..............................         199             6,124
      Reinsurance recoverable on unpaid losses from related parties .........      (1,171)             (367)
      Prepaid reinsurance premiums ..........................................       4,017             1,988
      Prepaid reinsurance premiums to related parties .......................        (742)              133
      Deferred policy acquisition costs .....................................        (789)             (677)
      Other assets ..........................................................         611               274
      Unpaid losses and loss adjustment expenses ............................       2,082            (5,640)
      Unearned premiums .....................................................      (1,944)           (3,860)
      Policyholder deposits .................................................        (346)              103
      Accrued taxes and other payables ......................................       1,558               177
      Premiums payable ......................................................        (447)              619
      Premiums payable to related parties ...................................        (527)              523
                                                                              ------------      ------------
    Cash provided by operating activities ...................................       4,425             2,640
                                                                              ------------      ------------

INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ...............................................................      (9,617)             (995)
    Maturities ..............................................................       3,197             2,635
  Equity securities available for sale:
    Purchases ...............................................................      (5,278)           (3,178)
    Sales ...................................................................       6,925             7,858
  Investment in limited partnership .........................................           -              (502)
  Cost of property and equipment purchased ..................................        (297)             (330)
  Proceeds from sale of property and equipment ..............................          14                46
                                                                              ------------      ------------
    Cash provided by (applied to) investing activities ......................      (5,056)            5,534
                                                                              ------------      ------------

FINANCING ACTIVITIES
  Payments and loans from related parties ...................................         263               967
  Payments and loans to related parties .....................................      (2,623)             (580)
  Bank loan proceeds ........................................................           -               500
  Payments on bank loan .....................................................        (166)                -
                                                                              ------------      ------------
    Cash provided by (applied to) financing activities ......................      (2,526)              887
                                                                              ------------      ------------

Increase (decrease) in cash and cash equivalents during the period ..........      (3,157)            9,061

Cash and cash equivalents at beginning of period ............................      21,403             5,510
                                                                              ------------      ------------
Cash and cash equivalents at end of period .................................. $    18,246       $    14,571
                                                                              ============      ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year. Certain reclassifications of prior year amounts have been made to conform to the 2007 presentation.

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

     The following table presents a summary of Chandler USA's operating segments for the three and six month periods ended June 30, 2007 and 2006:

                                                  Property
                                                    and
                                                  casualty                   Intersegment    Reported
                                                  insurance       Agency     eliminations    balances
                                                 ------------  ------------  ------------  ------------
                                                                     (In thousands)
THREE MONTHS ENDED JUNE 30, 2007
Revenues from external customers (1) ........... $    15,925   $       113   $         -   $    16,038
Intersegment revenues ..........................          39         1,142        (1,181)            -
Segment profit (loss) before income taxes (2) ..         643           419             -         1,062

THREE MONTHS ENDED JUNE 30, 2006
Revenues from external customers (1) ........... $    17,064   $        19   $         -   $    17,083
Intersegment revenues ..........................           -           677          (677)            -
Segment profit (loss) before income taxes (2) ..      (1,289)          685             -          (604)

SIX MONTHS ENDED JUNE 30, 2007
Revenues from external customers (1) ........... $    33,019   $       866   $         -   $    33,885
Intersegment revenues ..........................          51         2,124        (2,175)            -
Segment profit (loss) before income taxes (2) ..       1,130         1,377             -         2,507
Segment assets .................................     223,132         6,709        (5,510)      224,331

SIX MONTHS ENDED JUNE 30, 2006
Revenues from external customers (1) ........... $    33,970   $        25   $         -   $    33,995
Intersegment revenues ..........................           -         1,339        (1,339)            -
Segment profit (loss) before income taxes (2) ..      (1,019)        1,346             -           327
Segment assets .................................     236,203         3,895        (3,361)      236,737


------------------------------------------------------

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

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          ---------------------------  -------------------------
                                              2007           2006         2007          2006
                                          ------------   ------------  ----------   ------------
                                                              (In thousands)
  INSURANCE PROGRAM
  ---------------------------------------
  NET PREMIUMS EARNED
  Standard lines ........................ $    15,223    $    13,467   $  30,728    $    26,626
  Political subdivisions ................         944          1,443       1,934          2,917
  Homeowners ............................        (304)         1,822         (10)         3,891
  Surety bonds ..........................          62             44         129            111
  Other (1) .............................         (55)           212         109            308
                                          ------------   ------------  ----------   ------------
                                          $    15,870    $    16,988   $  32,890    $    33,853
                                          ============   ============  ==========   ============
  LOSSES AND LOSS ADJUSTMENT EXPENSES
  Standard lines ........................ $     9,187    $     7,368   $  18,414    $    15,398
  Political subdivisions ................         427            880       1,290          1,489
  Homeowners ............................        (124)         1,308         (22)         2,013
  Surety bonds ..........................        (112)         2,319         (90)         3,202
  Other (1) .............................         (12)           178         441             66
                                          ------------   ------------  ----------   ------------
                                          $     9,366    $    12,053   $  20,033    $    22,168
                                          ============   ============  ==========   ============


------------------------------------------------------

(1) This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 9.25% at June 30, 2007. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     On October 30, 2006, NAICO filed its Motion for Entry of Judgment requesting that the Trial Court enter judgment on the jury verdicts for a total of $100,577,559 plus court costs and anticipated attorney fees for appeals. Of the total requested judgment, $70,000,000 was punitive damages and $8,328,824 was prejudgment interest through November 1, 2006. Prejudgment interest accrues at the rate of $4,561 per day based upon an 8.25% interest rate. NAICO requested attorney fees of $4,566,236 through entry of judgment. The Trial Court denied that request on January 5, 2007. Gulsby has filed a separate motion for judgment that includes a request for fees. NAICO expects the Trial Court to enter final judgment during 2007. After judgment is entered, all parties may file post-judgment motions. The Court has entered several interlocutory orders since January 5, 2007 setting aside the verdicts in favor of NAICO on its claims against Gulf Liquids and Williams and all verdicts for punitive damages. The Court may modify these orders prior to entry of a final judgment. Following the Court's rulings on post-judgment motions, all parties may appeal all or any of those rulings or judgments.

     During the third quarter of 2006, NAICO increased the estimated recovery on the surety bond claims related to the construction of the two gas processing plants which resulted in a decrease in losses and loss adjustment expenses incurred of $4.7 million. Unpaid losses and loss adjustment expenses decreased $22.7 million, reinsurance recoverable on unpaid losses and loss adjustment expenses decreased $16.8 million, and reinsurance recoverable on paid losses and loss adjustment expenses decreased $1.2 million as of June 30, 2007 as a result of increasing the estimated recovery. NAICO has also recorded $7.0 million of interest income for its estimate of prejudgment interest through June 30, 2007, including a recovery for a pre-verdict settlement with certain other parties.

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

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 156 requires an entity to separately recognize financial assets as servicing assets or servicing liabilities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts. The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable. Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities are required. Chandler USA adopted SFAS No. 156 effective January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on its consolidated financial statements.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and six month periods ended June 30, 2007 and 2006:

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED JUNE 30,            2007           2006           2007           2006
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard lines ................... $    24,687    $    22,503    $    15,223    $    13,467
   Political subdivisions ...........       1,271          3,880            944          1,443
   Homeowners .......................          28          2,691           (304)         1,822
   Surety bonds .....................          89             63             62             44
   Other ............................         (54)           213            (55)           212
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    26,021    $    29,350    $    15,870    $    16,988
                                      ============   ============   ============   ============

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
    SIX MONTHS ENDED JUNE 30,             2007           2006           2007          2006
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard lines ................... $    49,815    $    44,769    $    30,728    $    26,626
   Political subdivisions ...........       2,784          7,870          1,934          2,917
   Homeowners .......................         503          5,486            (10)         3,891
   Surety bonds .....................         184            158            129            111
   Other ............................         111            310            109            308
                                      ------------   ------------   ------------  ------------
   TOTAL ............................ $    53,397    $    58,593    $    32,890   $     33,853
                                      ============   ============   ============   ============

     Gross premiums earned decreased $3.3 million or 11% and $5.2 million or 9% in the second quarter and first six months of 2007, respectively, compared to the 2006 periods. Gross premiums earned in the homeowners program decreased $2.7 million and $5.0 million in the second quarter and first six months of 2007, respectively. This program was discontinued during 2006. Gross premiums earned for property and inland marine business in the standard lines and political subdivisions programs decreased $3.0 million and $5.7 million in the second quarter and first six months, respectively, due to the transfer of this business to Praetorian Insurance Company ("Praetorian") as explained further below. Partially offsetting these decreases were an increase in workers compensation and automobile liability premiums in the standard lines program.

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

     Net premiums earned decreased $1.1 million or 7% and $1.0 million or 3% for the second quarter and first six months of 2007, respectively. The decrease was due primarily to a decrease of $2.1 million and $3.9 million in the second quarter and first six months of 2007, respectively, in the discontinued homeowners program and a decrease of $385,000 and $705,000 in property and inland marine business that was transferred to Praetorian. The decrease in net premiums earned for the business transferred to Praetorian was much less than the decrease in gross premiums earned due to the significant amounts of reinsurance that NAICO had purchased for this business. This reinsurance was also cancelled which resulted in a significant decrease in reinsurance premiums ceded during the second quarter and first six months of 2007.

     Gross premiums earned in the standard lines program increased $2.2 million or 10% and increased $5.0 million or 11% in the second quarter and first six months of 2007, respectively, compared to the 2006 periods. Gross premiums earned for workers compensation business increased $1.0 million and $2.8 million in the second quarter and first six months of 2007, respectively, and gross premiums earned for automobile liability increased $2.9 million and $4.7 million in these periods. A decrease in other liability premiums partially offset these increases. Net premiums earned increased $1.8 million and $4.1 million in the second quarter and first six months of 2007, respectively, due primarily to the increase in gross premiums earned.

     Gross premiums earned in the political subdivisions program decreased $2.6 million or 67% and $5.1 million or 65% in the second quarter and first six months of 2007, respectively, compared to the 2006 periods. The decrease in gross premiums earned is due primarily to the transfer of the property and inland marine business in this program to Praetorian as described previously, and to increased competition in the school districts portion of the program in Oklahoma. Net premiums earned in this program decreased $499,000 or 35% and $983,000 or 34% in the second quarter and first six months of 2007, respectively. The decrease in net premiums earned was significantly less than the decrease in gross premiums earned because of the significant amounts of reinsurance that NAICO had purchased for the property and inland marine lines of business in this program.

     In 2005, NAICO began writing homeowner and dwelling policies in the state of Texas through a managing general agent. NAICO discontinued this program during 2006 due primarily to increased catastrophe exposures.

     Gross and net premiums earned in the surety bond program experienced minor increases compared to the 2006 periods. NAICO is no longer actively marketing its surety bond program.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At June 30, 2007, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds and equity securities with approximately 20% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans. Net investment income included $317,000 in the first quarter of 2007 in prejudgment interest income accrued for a favorable jury verdict in civil litigation in 2006 regarding certain surety bond claims. No prejudgment interest was accrued during the second quarter of 2007. See "LITIGATION" and Note 4 of Notes to Interim Consolidated Financial Statements.

     Net investment income, excluding interest income from related parties and the prejudgment interest accrual, increased $81,000 or 10% and $207,000 or 14% in the second quarter and first six months of 2007, respectively, due primarily to higher interest rates and an increase in cash and invested assets. Cash and invested assets were $90.8 million at June 30, 2007 compared to $87.6 million at June 30, 2006. Net interest income from related parties increased $57,000 or 30% and $91,000 or 25% in the second quarter and first six months of 2007, respectively, due primarily to higher interest rates and to an increase in the amount due from related parties.

     Net realized investment gains were $26,000 and $61,000 during the second quarter and first six months of 2007, respectively. Net realized investment gains were $133,000 and $189,000 during the second quarter and first six months of 2007. The net realized gains in 2007 and 2006 were from sales of equity securities.

OTHER INCOME

     Other income was $168,000 and $995,000 in the second quarter and first six months of 2007, respectively, compared to $95,000 and $142,000 in the second quarter and first six months of 2006. The increase in the 2007 periods was due to the transfer of NAICO's property and inland marine business in the standard lines and political subdivisions programs to Praetorian under a new arrangement effective January 1, 2007. Under this arrangement, CIMI receives commission income for the business it produces for Praetorian.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 59.0% and 60.9% for the second quarter and first six months of 2007, compared to 71.0% and 65.5% in the corresponding 2006 periods. The decrease in the 2007 loss ratios was due primarily to a decrease in losses incurred related to prior accident years. In the second quarter of 2007, losses and loss adjustment expenses incurred related to prior accident years were $157,000 and increased the loss ratio by 1.0 percentage point. In the first six months of 2007, loss development was redundant by $301,000 which decreased the loss ratio by 0.9 percentage points. An increase in losses incurred in the 1997-2005 accident years of $4.9 million in the first six months of 2007 was offset by a reduction in losses incurred in the 2006 accident year of $5.2 million. During 2006, adverse loss development totaling $2.7 million and $3.8 million in the second quarter and first six months of 2006, respectively, increased the respective loss ratios by 15.8 and 11.2 percentage points. The adverse loss development in 2006 was due primarily to an increase in surety bond losses in the 2001 accident year.

     Weather-related losses from wind and hail totaled $48,000 and $70,000 in the second quarter and first six months of 2007 and increased the respective loss ratios by 0.3 and 0.2 percentage points. Weather-related losses totaled $446,000 and $559,000 in the second quarter and first six months of 2006, and increased the respective 2006 loss ratios by 2.6 and 1.7 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three and six month periods ended June 30, 2007 and 2006:

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                             ----------------------  ----------------------
                                                2007        2006        2007        2006
                                             ----------  ----------  ----------  ----------
                                                             (In thousands)
Commissions expense ........................ $   3,374   $   3,525   $   7,279   $   8,150
Other premium related assessments ..........       263         221         521         502
Premium taxes ..............................       580         534       1,152       1,182
Excise taxes ...............................        66          65         149         128
Other expense ..............................       214         196         453         378
                                             ----------  ----------  ----------  ----------

Total direct expenses ......................     4,497       4,541       9,554      10,340

Indirect underwriting expenses .............     1,457       1,496       2,920       2,999
Commissions received from reinsurers .......    (2,911)     (3,195)     (5,404)     (6,738)
Adjustment for deferred acquisition costs ..       (11)        (89)       (788)       (677)
                                             ----------  ----------  ----------  ----------
Net policy acquisition costs ............... $   3,032   $   2,753   $   6,282   $   5,924
                                             ==========  ==========  ==========  ==========

     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 24.7% and 24.2% for the second quarter and first six months of 2007, compared to 24.0% and 24.4% in the corresponding year ago periods. Commissions expense as a percentage of gross written and assumed premiums was 14.0% and 14.1% in the second quarter and the first six months of 2007 compared to 14.0% and 14.9% in the corresponding 2006 periods.

     Indirect underwriting expenses were 6.0% and 5.7% of total direct written and assumed premiums in the second quarter and first six months of 2007, respectively, compared to 5.9% and 5.5% in the corresponding 2006 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percent of ceded reinsurance premiums were 31.1% and 31.4% in the second quarter and first six months of 2007, respectively, compared to 32.0% and 29.8% in the corresponding 2006 periods

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 11.6% and 11.5% of gross premiums earned and other income in the second quarter and first six months of 2007, respectively, compared to 11.5% and 10.7% for the corresponding 2006 periods. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense increased $11,000 and $33,000 in the second quarter and first six months of 2007, respectively, compared to the 2006 periods. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The increase in the 2007 periods was due primarily to higher interest rates during 2007, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2007, Chandler USA provided $4.4 million in cash from operations. Cash provided by operations included a decrease in prepaid reinsurance premiums of $3.3 million. This was partially offset by a decrease in unearned premiums of $1.9 million. Unpaid losses and loss adjustment expenses increased $2.1 million during the first six months of 2007. This was partially offset by an increase in reinsurance recoverable on unpaid losses of $1.0 million. In the first six months of 2006, Chandler USA provided $2.6 million in cash from operations.

     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. At June 30, 2007, the total amount of cash and securities restricted as a result of these arrangements was $33.2 million which was an increase of $13.6 million from December 31, 2006. This increase was due to an increase in the amount of reinsurance that NAICO assumed during 2007.

     At June 30, 2007, Chandler USA's parent company, Chandler Insurance Company, Ltd., owed approximately $11.9 million to Chandler USA versus $9.6 million at December 31, 2006 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 9.25% at June 30, 2007. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment.
If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     As of December 31, 2006, NAICO had statutory earned surplus of $14.0 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2007 without the approval of the Oklahoma Department of Insurance is $5.2 million.
NAICO paid a cash shareholder dividend of $1.6 million to Chandler USA in May 2007. NAICO did not pay any shareholder dividends to Chandler USA in 2006.

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

LITIGATION

     On August 1, 2006, a jury trial concluded in Harris County, Texas, related to the construction of two gas processing plants in Louisiana. NAICO had provided surety bonds in connection with the construction of these plants. The amounts the jury found owing to NAICO include approximately $20.2 million in actual damages and $70.0 million in punitive damages. The amounts the jury found owing to Gulsby included approximately $20.9 million in actual damages and $85.0 million in punitive damages. NAICO is subrogated to any recovery by Gulsby to the extent of NAICO's losses on the bonds including loss adjustment expenses with interest from the date the losses and loss expenses were paid. See Note 4 of Notes to Interim Consolidated Financial Statements for a discussion of this jury verdict.

     On October 30, 2006, NAICO filed its Motion for Entry of Judgment requesting that the Trial Court enter judgment for a total of $100.6 million plus court costs and anticipated attorney fees for appeals.
This amount includes $70.0 million in punitive damages, $8.3 million in prejudgment interest through October 31, 2006, and attorney fees of $4.6 million through entry of judgment. Prejudgment interest accrues at the rate of $4,561 per day based upon an 8.25% interest rate. The Trial Court denied the request for attorney fees on January 5, 2007. NAICO expects the Trial Court to enter final judgment during 2007. After judgment is entered, all parties may file post-judgment motions. The Court has entered several interlocutory orders since January 5, 2007 setting aside the verdicts in favor of NAICO on its claims against Gulf Liquids and Williams and all verdicts for punitive damages. The Court may modify these orders prior to entry of a final judgment. Following the Court's rulings on post-judgment motions, all parties may appeal all or any of those rulings or judgments.

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

   Date:  August 6, 2007          CHANDLER (U.S.A.), INC.

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