Form 10-Q
period 2007-09-30
CHANDLER USA INC
filed 2007-11-13
CIK 1083750

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from           to
                                                   --------     --------

                         COMMISSION FILE NUMBER: 1-15135

                             CHANDLER (U.S.A.), INC.
              Exact name of registrant as specified in its charter)

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

     The number of common shares, $1.00 par value, of the registrant outstanding on October 31, 2007 was 2,484, which are owned by Chandler Insurance Company, Ltd.

===============================================================================

                                                                      Page i

                            CHANDLER (U.S.A.), INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS:
--------------------------------
  Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 ..1

  Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006  ........................................2

Consolidated Statements of Operations for the nine months
    ended September 30, 2007 and 2006  ........................................3

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2007 and 2006  .................................4

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2007 and 2006  .................................5

Consolidated Statements of Cash Flows for the nine months
    ended September 30, 2007 and 2006  ........................................6

Notes to Interim Consolidated Financial Statements  ...........................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS  ..............................................11
         ---------------------

ITEM 4.  CONTROLS AND PROCEDURES  ............................................17
--------------------------------

ITEM 4T. CONTROLS AND PROCEDURES .............................................17
--------------------------------

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings  ...............................................18

Item 1A.    Risk Factors  ....................................................18

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds  .....18

Item 3.     Defaults Upon Senior Securities  .................................18

Item 4.     Submission of Matters to a Vote of Security Holders  .............18

Item 5.     Other Information  ...............................................18

Item 6.     Exhibits  ........................................................18

Signatures  ..................................................................19

                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)


                                                                                           September 30,  December 31,
                                                                                               2007           2006
                                                                                           ------------- --------------
                                                                                           (Unaudited)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $34,202 and $19,830 in 2007 and 2006, respectively) ......... $     33,828  $      19,151
  Unrestricted (amortized cost $37,486 and $48,557 in 2007 and 2006, respectively) .......       37,026         47,228
 Equity securities at fair value (cost $533 and $1,587 in 2007 and 2006, respectively) ...          675          1,921
                                                                                           ------------- --------------
  Total investments ......................................................................       71,529         68,300

Cash and cash equivalents ($417 and $450 restricted in 2007 and 2006, respectively) ......       23,250         21,403
Accrued investment income ................................................................        5,311          5,022
Premiums receivable, less allowance for non-collection of $157 and $170 at
 2007 and 2006, respectively .............................................................       27,027         31,008
Reinsurance recoverable on paid losses ...................................................        1,124          1,087
Reinsurance recoverable on unpaid losses, less allowance for
 non-collection of $187 and $130 at 2007 and 2006, respectively ..........................       26,321         25,588
Reinsurance recoverable on unpaid losses from related parties ............................       17,338         15,584
Prepaid reinsurance premiums .............................................................        3,336          7,603
Prepaid reinsurance premiums to related parties ..........................................       12,921         13,506
Deferred policy acquisition costs ........................................................        1,447            845
Property and equipment, net ..............................................................        8,449          8,457
Amounts due from related parties .........................................................       11,708          9,584
State insurance licenses, net ............................................................        3,745          3,745
Other assets .............................................................................        9,173         11,040
                                                                                           ------------- --------------
Total assets ............................................................................. $    222,679  $     222,772
                                                                                           ============= ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses .............................................. $     86,628  $      83,253
 Unearned premiums .......................................................................       46,598         53,217
 Policyholder deposits ...................................................................        7,608          7,663
 Accrued taxes and other payables ........................................................        5,269          5,119
 Premiums payable ........................................................................        2,526          1,955
 Premiums payable to related parties .....................................................          743          1,002
 Senior debentures .......................................................................        6,979          6,979
 Junior subordinated debentures issued to affiliated trusts ..............................       20,620         20,620
                                                                                           ------------- --------------
  Total liabilities ......................................................................      176,971        179,808
                                                                                           ------------- --------------
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ....................................................            2              2
 Paid-in surplus .........................................................................       60,584         60,584
 Accumulated deficit .....................................................................      (14,421)       (16,517)
 Accumulated other comprehensive income (loss):
 Unrealized loss on investments available for sale, net of deferred income taxes .........         (457)        (1,105)
                                                                                           ------------- --------------
  Total shareholder's equity .............................................................       45,708         42,964
                                                                                           ------------- --------------
Total liabilities and shareholder's equity ............................................... $    222,679  $     222,772
                                                                                           ============= ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                                  Three months ended September 30,
                                                                 ---------------------------------
                                                                     2007                 2006
                                                                 ------------         ------------

Premiums and other revenues
  Direct premiums written and assumed .......................... $    21,894          $    30,096
  Reinsurance premiums ceded ...................................      (2,701)              (6,643)
  Reinsurance premiums ceded to related parties ................      (5,782)              (7,195)
                                                                 ------------         ------------
    Net premiums written and assumed ...........................      13,411               16,258
  Decrease (increase) in unearned premiums .....................       3,099                 (229)
                                                                 ------------         ------------
    Net premiums earned ........................................      16,510               16,029

Investment income, net .........................................         918                7,158
Interest income, net from related parties ......................         248                  208
Realized investment gains, net .................................          34                  352
Other income ...................................................         369                   74
                                                                 ------------         ------------

  Total premiums and other revenues ............................      18,079               23,821
                                                                 ------------         ------------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $4,407 and $4,175 in
    2007 and 2006, respectively ................................      10,230               13,789
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,200 and $2,735 in
    2007 and 2006, respectively ................................       3,197                3,225
  General and administrative expenses ..........................       3,056                3,385
  Interest expense .............................................         675                  685
                                                                 ------------         ------------
    Total operating costs and expenses .........................      17,158               21,084
                                                                 ------------         ------------
Income before income taxes .....................................         921                2,737
Federal income tax provision ...................................        (407)                (862)
                                                                 ------------         ------------
  Net income ................................................... $       514          $     1,875
                                                                 ============         ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                              (Amounts in thousands)

                                                               Nine months ended September 30,
                                                              --------------------------------
                                                                  2007                2006
                                                              -------------       ------------
Premiums and other revenues
  Direct premiums written and assumed ....................... $     73,347        $    84,830
  Reinsurance premiums ceded ................................       (5,014)           (16,491)
  Reinsurance premiums ceded to related parties .............      (20,701)           (19,966)
                                                              -------------       ------------

    Net premiums written and assumed ........................       47,632             48,373
  Decrease in unearned premiums .............................        1,768              1,509
                                                              -------------       ------------

    Net premiums earned .....................................       49,400             49,882

Investment income, net ......................................        2,938              8,654
Interest income, net from related parties ...................          708                577
Realized investment gains, net ..............................           95                541
Other income ................................................        1,364                216
                                                              -------------       ------------
  Total premiums and other revenues .........................       54,505             59,870
                                                              -------------       ------------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $12,433 and $10,568 in
    2007 and 2006, respectively .............................       30,263             35,957
  Policy acquisition costs, net of ceding commissions
    received from related parties of $7,874 and $7,583 in
    2007 and 2006, respectively .............................        9,479              9,149
  General and administrative expenses .......................        9,305              9,693
  Interest expense ..........................................        2,030              2,007
                                                              -------------       ------------

    Total operating costs and expenses ......................       51,077             56,806
                                                              -------------       ------------
Income before income taxes ..................................        3,428              3,064
Federal income tax provision ................................       (1,332)              (998)
                                                              -------------       ------------

  Net income ................................................ $      2,096        $     2,066
                                                              =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                              Three months ended September 30,
                                                              --------------------------------
                                                                  2007                2006
                                                              -------------       ------------

Net income .................................................. $        514        $     1,875
                                                              -------------       ------------
Other comprehensive income, before income tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period ..........        1,369              1,505
    Less:  Reclassification adjustment for gains included in
      net income ............................................          (34)              (352)
                                                              -------------       ------------
Other comprehensive income, before income tax ...............        1,335              1,153
Income tax provision related to items of other
  comprehensive income ......................................         (454)              (392)
                                                              -------------       ------------
Other comprehensive income, net of income tax ...............          881                761
                                                              -------------       ------------

Comprehensive income ........................................ $      1,395        $     2,636
                                                              =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                              Nine months ended September 30,
                                                              --------------------------------
                                                                  2007                2006
                                                              -------------       ------------
Net income .................................................. $      2,096        $     2,066
                                                              -------------       ------------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains arising during period ..........        1,077                277
    Less:  Reclassification adjustment for gains included in
      net income ............................................          (95)              (541)
                                                              -------------       ------------
Other comprehensive income (loss), before income tax ........          982               (264)
Income tax benefit (provision) related to items of other
  comprehensive income (loss) ...............................         (334)                90
                                                              -------------       ------------
Other comprehensive income (loss), net of income tax ........          648               (174)
                                                              -------------       ------------
Comprehensive income ........................................ $      2,744        $     1,892
                                                              =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                              Nine months ended September 30,
                                                                              -------------------------------
                                                                                  2007               2006
                                                                              ------------       ------------

OPERATING ACTIVITIES
Net income .................................................................. $     2,096        $     2,066
  Add (deduct):
  Adjustments to reconcile net income to cash provided by operating activities:
    Realized investment gains, net ..........................................         (95)              (541)
    Net (gains) losses on sale of property and equipment ....................          (6)                 5
    Amortization and depreciation expense ...................................       1,065              1,024
    Provision for non-collection of premiums ................................          41                 81
    Provision for non-collection of reinsurance recoverables ................         126                 75
    Net change in non-cash balances relating to operating activities:
      Accrued investment income .............................................        (289)            (6,206)
      Premiums receivable ...................................................       3,940                (46)
      Reinsurance recoverable on paid losses ................................        (106)             1,180
      Reinsurance recoverable on paid losses from related parties ...........           -               (155)
      Reinsurance recoverable on unpaid losses ..............................        (790)            25,989
      Reinsurance recoverable on unpaid losses from related parties .........      (1,754)              (437)
      Prepaid reinsurance premiums ..........................................       4,267              1,475
      Prepaid reinsurance premiums to related parties .......................         585               (615)
      Deferred policy acquisition costs .....................................        (602)               229
      Other assets ..........................................................       1,490              1,148
      Unpaid losses and loss adjustment expenses ............................       3,375            (23,630)
      Unearned premiums .....................................................      (6,619)            (2,370)
      Policyholder deposits .................................................         (55)               282
      Accrued taxes and other payables ......................................         402               (158)
      Premiums payable ......................................................         571                481
      Premiums payable to related parties ...................................        (259)              (113)
                                                                              ------------       ------------
    Cash provided by (applied to) operating activities ......................       7,383               (236)
                                                                              ------------       ------------

INVESTING ACTIVITIES
  Unrestricted fixed maturities available for sale:
    Purchases ...............................................................     (13,965)              (995)
    Sales ...................................................................       5,016                  -
    Maturities ..............................................................       5,286              2,726
  Equity securities available for sale:
    Purchases ...............................................................      (5,811)            (3,178)
    Sales ...................................................................       6,925             11,135
  Investment in limited partnership .........................................           -               (502)
  Cost of property and equipment purchased ..................................        (661)              (415)
  Proceeds from sale of property and equipment ..............................          50                 49
                                                                              ------------       ------------
    Cash provided by (applied to) investing activities ......................      (3,160)             8,820
                                                                              ------------       ------------
FINANCING ACTIVITIES
  Payments and loans from related parties ...................................       1,730              1,260
  Payments and loans to related parties .....................................      (3,854)            (1,698)
  Bank loan proceeds ........................................................           -                500
  Payments on bank loan .....................................................        (252)               (81)
                                                                              ------------       ------------
    Cash applied to financing activities ....................................      (2,376)               (19)
                                                                              ------------       ------------

Increase in cash and cash equivalents during the period .....................       1,847              8,565

Cash and cash equivalents at beginning of period ............................      21,403              5,510
                                                                              ------------       ------------
Cash and cash equivalents at end of period .................................. $    23,250        $    14,075
                                                                              ============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year. Certain reclassifications of prior year amounts have been made to conform to the 2007 presentation.

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

     The following table presents a summary of Chandler USA's operating segments for the three and nine month periods ended September 30, 2007 and 2006:

                                                  Property
                                                    and
                                                  casualty                   Intersegment    Reported
                                                  insurance       Agency     eliminations    balances
                                                 ------------  ------------  ------------  ------------
                                                                     (In thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2007
Revenues from external customers (1) ........... $    16,620   $       259   $         -   $    16,879
Intersegment revenues ..........................           7         1,170        (1,177)            -
Segment profit (loss) before income taxes (2) ..         299           622             -           921

THREE MONTHS ENDED SEPTEMBER 30, 2006
Revenues from external customers (1) ........... $    16,065   $        38   $         -   $    16,103
Intersegment revenues ..........................           -           847          (847)            -
Segment profit (loss) before income taxes (2) ..       1,859           878             -         2,737

NINE MONTHS ENDED SEPTEMBER 30, 2007
Revenues from external customers (1) ........... $    49,638   $     1,126   $         -   $    50,764
Intersegment revenues ..........................          58         3,294        (3,352)            -
Segment profit (loss) before income taxes (2) ..       1,430         1,998             -         3,428
Segment assets .................................     220,742         7,622        (5,685)      222,679

NINE MONTHS ENDED SEPTEMBER 30, 2006
Revenues from external customers (1) ........... $    50,035   $        63   $         -   $    50,098
Intersegment revenues ..........................           -         2,187        (2,187)            -
Segment profit (loss) before income taxes (2) ..         840         2,224             -         3,064
Segment assets .................................     221,246         4,814        (4,198)      221,862


-----------------------------------------------------

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

                                          THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------        ------------------------------
                                              2007                2006                2007              2006
                                          ------------        ------------        ------------      ------------
                                                                       (In thousands)
  INSURANCE PROGRAM
  ---------------------------------------
  NET PREMIUMS EARNED
  Standard lines ........................ $    15,639         $    13,832         $    46,367       $    40,458
  Political subdivisions ................         787               1,211               2,722             4,128
  Homeowners ............................           -                 819                 (10)            4,710
  Surety bonds ..........................          32                  39                 162               150
  Other (1) .............................          52                 128                 159               436
                                          ------------        ------------        ------------      ------------
                                          $    16,510         $    16,029         $    49,400       $    49,882
                                          ============        ============        ============      ============
  LOSSES AND LOSS ADJUSTMENT EXPENSES
  ---------------------------------------
  Standard lines ........................ $     9,862         $    17,822         $    28,275       $    33,220
  Political subdivisions ................         248                 429               1,538             1,918
  Homeowners ............................         (21)                440                 (43)            2,453
  Surety bonds ..........................         177              (4,958)                 87            (1,756)
  Other (1) .............................         (36)                 56                 406               122
                                          ------------        ------------        ------------      ------------
                                          $    10,230         $    13,789         $    30,263       $    35,957
                                          ============        ============        ============      ============


------------------------------------------------------

(1) This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 8.75% at September 30, 2007. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment.
If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     On October 30, 2006, NAICO filed its Motion for Entry of Judgment requesting that the Trial Court enter judgment on the jury verdicts for a total of $100,577,559 plus court costs and anticipated attorney fees for appeals. Of the total requested judgment, $70,000,000 was punitive damages and $8,328,824 was prejudgment interest through November 1, 2006. Prejudgment interest accrues at the rate of $4,561 per day based upon an 8.25% interest rate. NAICO requested attorney fees of $4,566,236 through entry of judgment. The Trial Court denied that request on January 5, 2007. Gulsby filed a separate motion for judgment that includes a request for fees. The Court has also denied Gulsby's request for attorney fees and has entered interlocutory orders reducing the amounts awarded to Gulsby by the jury verdicts. The Court has also entered several interlocutory orders since January 5, 2007 setting aside the verdicts in favor of NAICO on its claims against Gulf Liquids and Williams and all verdicts for punitive damages. The Court may modify these orders prior to entry of a final judgment. NAICO expects the Trial Court to enter final judgment during the fourth quarter of 2007 or the first quarter of 2008. After judgment is entered, all parties may file post-judgment motions. Following the Court's rulings on post-judgment motions, all parties may appeal all or any of those rulings or judgments.

     During the third quarter of 2006, NAICO increased the estimated recovery on the surety bond claims related to the construction of the two gas processing plants which resulted in a decrease in losses and loss adjustment expenses incurred of $4.7 million. Unpaid losses and loss adjustment expenses decreased $22.7 million, reinsurance recoverable on unpaid losses and loss adjustment expenses decreased $16.8 million, and reinsurance recoverable on paid losses and loss adjustment expenses decreased $1.2 million as of September 30, 2007 as a result of increasing the estimated recovery. NAICO has also recorded $7.0 million of interest income for its estimate of prejudgment interest through September 30, 2007, including a recovery for a pre-verdict settlement with certain other parties.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and nine month periods ended September 30, 2007 and 2006:

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED SEPTEMBER 30,       2007           2006           2007           2006
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard lines ..................  $    25,270    $    23,091    $    15,639    $    13,832
   Political subdivisions ..........        1,203          3,406            787          1,211
   Homeowners ......................            -          1,924              -            819
   Surety bonds ....................           46             57             32             39
   Other ...........................           51            128             52            128
                                      ------------   ------------   ------------   ------------
   TOTAL ...........................  $    26,570    $    28,606    $    16,510    $    16,029
                                      ============   ============   ============   ============

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   NINE MONTHS ENDED SEPTEMBER 30,        2007           2006           2007          2006
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard lines ..................  $    75,085    $   67,860     $    46,367    $    40,458
   Political subdivisions ..........        3,987        11,276           2,722          4,128
   Homeowners ......................          502         7,410             (10)         4,710
   Surety bonds ....................          231           215             162            150
   Other ...........................          162           438             159            436
                                      ------------   ------------   ------------   ------------
   TOTAL ...........................  $    79,967    $   87,199     $    49,400    $    49,882
                                      ============   ============   ============   ============

     Gross premiums earned decreased $2.0 million or 7% and $7.2 million or 8% in the third quarter and first nine months of 2007, respectively, compared to the 2006 periods. Gross premiums earned in the homeowners program decreased $1.9 million and $6.9 million in the third quarter and first nine months of 2007, respectively. This program was discontinued during 2006. Gross premiums earned for property and inland marine business in the standard lines and political subdivisions programs decreased $2.7 million and $8.4 million in the third quarter and first nine months, respectively, due to the transfer of this business to Praetorian Insurance Company ("Praetorian") as explained further below. Partially offsetting these decreases were increases in workers compensation and automobile liability premiums in the standard lines program.

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

     Net premiums earned increased $481,000 or 3% and decreased $482,000 or 1% for the third quarter and first nine months of 2007, respectively. The increase in the third quarter was due primarily to an increase of $1.8 million in the standard lines program that was partially offset by a decrease of $819,000 in the discontinued homeowners program. The decrease in net premiums earned in the first nine months of 2007 was due primarily to a decrease of $4.7 million in the discontinued homeowners program and to the transfer of property and inland marine business in the standard lines and political subdivisions programs to Praetorian. The decreases were largely offset by an increase of $5.9 million in the standard lines program. Net premiums earned for property and inland marine business in the standard lines and political subdivisions programs decreased $414,000 and $1.1 million in the third quarter and first nine months, respectively, due to the transfer of this business to Praetorian. The decrease in net premiums earned for the business transferred to Praetorian was much less than the decrease in gross premiums earned due to the significant amounts of reinsurance that NAICO had purchased for this business. This reinsurance was also cancelled which resulted in a significant decrease in reinsurance premiums ceded during the third quarter and first nine months of 2007.

     Gross premiums earned in the standard lines program increased $2.2 million or 9% and $7.2 million or 11% in the third quarter and first nine months of 2007, respectively, compared to the 2006 periods. Gross premiums earned for workers compensation business increased $1.2 million and $4.0 million in the third quarter and first nine months of 2007, respectively, and gross premiums earned for automobile liability increased $1.9 million and $6.5 million in these periods. A decrease in other liability premiums partially offset these increases. Net premiums earned increased $1.8 million and $5.9 million in the third quarter and first nine months of 2007, respectively, due primarily to the increase in gross premiums earned.

     Gross premiums earned in the political subdivisions program decreased $2.2 million or 65% and $7.3 million or 65% in the third quarter and first nine months of 2007, respectively, compared to the 2006 periods. The decrease in gross premiums earned is due primarily to the transfer of the property and inland marine business in this program to Praetorian as described previously, and to increased competition in the school districts portion of the program in Oklahoma. Net premiums earned in this program decreased $424,000 and $1.4 million in the third quarter and first nine months of 2007, respectively. The decrease in net premiums earned was significantly less than the decrease in gross premiums earned because of the significant amounts of reinsurance that NAICO had purchased for the property and inland marine lines of business in this program.

     In 2005, NAICO began writing homeowner and dwelling policies in the state of Texas through a managing general agent. NAICO discontinued this program during 2006 due primarily to increased catastrophe exposures.

     Gross and net premiums earned in the surety bond program did not vary significantly from the 2006 periods. NAICO is no longer actively marketing its surety bond program.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At September 30, 2007, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds and equity securities with approximately
25% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans. Net investment income included $317,000 in the first quarter of 2007 in prejudgment interest income accrued for a favorable jury verdict in civil litigation in 2006 regarding certain surety bond claims. No prejudgment interest was accrued during the second and third quarters of 2007. Net investment income included $6.3 million in the third quarter and first nine months of 2006 in prejudgment interest income accrued for this verdict. See "LITIGATION" and Note 4 of Notes to Interim Consolidated Financial Statements.

     Net investment income, excluding interest income from related parties and the prejudgment interest accrual, increased $84,000 or 10% and increased $291,000 or 12% in the third quarter and first nine months of 2007, respectively, due primarily to an increase in cash and invested assets. Cash and invested assets were $94.8 million at September 30, 2007 compared to $85.1 million at September 30, 2006. Net interest income from related parties increased $40,000 or 19% and $131,000 or 23% in the third quarter and first nine months of 2007, respectively, due primarily to an increase in the amount due from related parties.

     Net realized investment gains were $34,000 and $95,000 during the third quarter and first nine months of 2007, respectively. Net realized investment gains were $352,000 and $541,000 during the third quarter and first nine months of 2006.

OTHER INCOME

     Other income was $369,000 and $1.4 million in the third quarter and first nine months of 2007, respectively, compared to $74,000 and $216,000 in the third quarter and first nine months of 2006. The increase in the 2007 periods was due to the transfer of NAICO's property and inland marine business in the standard lines and political subdivisions programs to Praetorian under a new arrangement effective January 1, 2007. Under this arrangement, CIMI receives commission income for the business it produces for Praetorian.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 62.0% and 61.3% for the third quarter and first nine months of 2007, compared to 86.0% and 72.1% in the corresponding 2006 periods. The decrease in the 2007 loss ratios was due primarily to a decrease in losses incurred related to prior accident years. In the third quarter of 2007, losses and loss adjustment expenses incurred related to prior accident years were $14,000. In the first nine months of 2007, loss development was redundant by $287,000. An increase in losses incurred in the 1997-2005 accident years of $5.9 million in the first nine months of 2007 was offset by a reduction in losses incurred in the 2006 accident year of $6.1 million. During 2006, adverse loss development totaling $958,000 and $4.8 million in the third quarter and first nine months of 2006, respectively, increased the respective loss ratios by 6.0 and 9.7 percentage points. The adverse loss development in 2006 was due primarily to an increase in losses for prior accident years in the standard lines program.

     Weather-related losses from wind and hail totaled $35,000 and $109,000 in the third quarter and first nine months of 2007 and increased the respective loss ratios by 0.2 percentage points in both periods.
Weather-related losses totaled $93,000 and $652,000 in the third quarter and first nine months of 2006, and increased the respective 2006 loss ratios by 0.6 and 1.3 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three and nine month periods ended September 30, 2007 and 2006:

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      JUNE 30,              SEPTEMBER 30,
                                               ----------------------  ----------------------
                                                  2007        2006        2007        2006
                                               ----------  ----------  ----------  ----------
                                                               (In thousands)
Commissions expense .......................... $   3,139   $   4,026   $  10,418   $  12,176
Other premium related assessments ............       245         346         766         848
Premium taxes ................................       490         563       1,642       1,745
Excise taxes .................................        58          72         207         200
Other expense ................................       187         191         640         569
                                               ----------  ----------  ----------  ----------

Total direct expenses ........................     4,119       5,198      13,673      15,538

Indirect underwriting expenses ...............     1,500       1,547       4,420       4,546
Commissions received from reinsurers .........    (2,608)     (4,425)     (8,012)    (11,163)
Adjustment for deferred acquisition costs ....       186         905        (602)        228
                                               ----------  ----------  ----------  ----------
Net policy acquisition costs ................. $   3,197   $   3,225   $   9,479   $   9,149
                                               ==========  ==========  ==========  ==========


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 25.7% and 24.7% for the third quarter and first nine months of 2007, compared to 22.4% and 23.7% in the corresponding year ago periods. Commissions expense as a percentage of gross written and assumed premiums was 14.3% and 14.2% in the third quarter and the first nine months of 2007 compared to 13.4% and 14.4% in the corresponding 2006 periods.

     Indirect underwriting expenses were 6.9% and 6.0% of total direct written and assumed premiums in the third quarter and first nine months of 2007, respectively, compared to 5.1% and 5.4% in the corresponding 2006 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. The increase in the 2007 percentages were due primarily to the transfer of the property and inland marine business in the standard lines and political subdivisions programs to Praetorian. Indirect underwriting expenses decreased $47,000 and $126,000 in the third quarter and first nine months of 2007, respectively. Commissions received from reinsurers as a percent of ceded reinsurance premiums were 30.7% and 31.2% in the third quarter and first nine months of 2007, respectively, compared to 32.0% and 30.6% in the corresponding 2006 periods.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 11.3% and 11.4% of gross premiums earned and other income in the third quarter and first nine months of 2007, respectively, compared to 11.8% and 11.1% for the corresponding 2006 periods. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense decreased $10,000 and increased $23,000 in the third quarter and first nine months of 2007, respectively, compared to the 2006 periods. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures.
A portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2007, Chandler USA provided $7.4 million in cash from operations. Cash provided by operations included a decrease in premiums receivable and prepaid reinsurance premiums of $3.9 million and $4.9 million, respectively. This was partially offset by a decrease in unearned premiums of $6.6 million. Unpaid losses and loss adjustment expenses increased $3.4 million during the first nine months of 2007. This was partially offset by a decrease in reinsurance recoverable on unpaid losses of $2.5 million. In the first nine months of 2006, Chandler USA used $236,000 in cash from operations.

     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. At September 30, 2007, the total amount of cash and securities restricted as a result of these arrangements was $34.2 million which was an increase of $14.6 million from December 31, 2006. This increase was due to an increase in the amount of reinsurance that NAICO assumed during 2007.

     At September 30, 2007, Chandler USA's parent company, Chandler Insurance Company, Ltd., owed approximately $11.7 million to Chandler USA versus $9.6 million at December 31, 2006 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 8.75% at September 30, 2007. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     On October 30, 2006, NAICO filed its Motion for Entry of Judgment requesting that the Trial Court enter judgment for a total of $100.6 million plus court costs and anticipated attorney fees for appeals. This amount includes $70.0 million in punitive damages, $8.3 million in prejudgment interest through October 31, 2006, and attorney fees of $4.6 million through entry of judgment. Prejudgment interest accrues at the rate of $4,561 per day based upon an 8.25% interest rate. The Trial Court denied the request for attorney fees on January 5, 2007. The Court has also denied Gulsby's request for attorney fees and has entered interlocutory orders reducing the amounts awarded to Gulsby by the jury verdicts. The Court has also entered several interlocutory orders since January 5, 2007 setting aside the verdicts in favor of NAICO on its claims against Gulf Liquids and Williams and all verdicts for punitive damages. The Court may modify these orders prior to entry of a final judgment. NAICO expects the Trial Court to enter final judgment during the fourth quarter of 2007 or the first quarter of 2008. After judgment is entered, all parties may file post-judgment motions. Following the Court's rulings on post-judgment motions, all parties may appeal all or any of those rulings or judgments.

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

                                                                     PAGE 18
ITEM 4T.   CONTROLS AND PROCEDURES
           Not applicable.


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


     Date:  November 12, 2007      CHANDLER (U.S.A.), INC.

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