Form 10-K
period 2007-12-31
CHANDLER USA INC
filed 2008-03-28
CIK 1083750

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X   NO
                                                      --     --

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                          --

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  	                     Accelerated filer
                         --                                           --
Non-accelerated filer  X  (Do not check if a smaller reporting company)
                       --
   Smaller reporting company
                              --

  Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  YES      NO  X
                                         --      --

  Aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter: None.

  The number of common shares, $1.00 par value, of the registrant outstanding on February 29, 2008 was 2,484, which are owned by Chandler Insurance Company, Ltd.

                          DOCUMENTS INCORPORATED BY REFERENCE

  Registrant does not incorporate by reference in this report any annual report, proxy statement, or Rule 424 prospectus.

-------------------------------------------------------------------------------

                                                                     PAGE 1
                                       PART I

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

     NAICO is one of the leading commercial business insurance writers in Oklahoma, providing property and casualty insurance products for businesses in various industries. NAICO has a network of independent agents, totaling approximately 197 at December 31, 2007, that market NAICO's insurance products. Independent agents originate substantially all of NAICO's business. NAICO is licensed to write property and casualty coverage in 45 states and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects. NAICO is currently rated as B+ (Good) by A.M. Best Company, an insurance rating agency. This rating is an independent opinion of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

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

     NAICO has also written property and inland marine coverages in this program. Effective January 1, 2007, the property and inland marine lines of insurance that were previously written by NAICO in the standard lines and political subdivisions programs are being written by Praetorian Insurance Company ("Praetorian") through an arrangement between Praetorian and CIMI. NAICO also transferred its existing property and inland marine business in these programs to Praetorian under this new arrangement effective January 1, 2007. Under this arrangement, CIMI receives commission income for the business it produces for Praetorian. CIMI is responsible for the payment of commissions to the producing agents, and is also responsible for providing underwriting and loss control services for this business. NAICO handles all claims for this business under a separate claims handling agreement with Praetorian.

     Management believes this new arrangement will allow Chandler USA's subsidiaries to offer more competitive property and inland marine programs for its agents. In addition, NAICO is no longer required to purchase reinsurance for the significant insured values associated with this business.

POLITICAL SUBDIVISIONS PROGRAM

     Under the political subdivisions program, NAICO writes insurance policies primarily for school districts in Oklahoma. As of December 31, 2007, NAICO insured 110 school districts in Oklahoma. The coverages offered include workers compensation, automobile liability, automobile physical damage, general liability and school board legal liability. NAICO has also written property and inland marine coverages in this program. Effective January 1, 2007, the property and inland marine lines of insurance are being written by Praetorian.

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

     The following table shows gross premiums earned and net premiums earned by insurance program for the years 2005, 2006 and 2007. The term "gross premiums earned" means gross premiums written (before reductions for premiums ceded to reinsurers) less the increases or plus the decreases in the gross unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. The term "net premiums earned" means gross premiums earned less reductions for earned premiums ceded to reinsurers.
See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

<CAPTION

                                            GROSS PREMIUMS EARNED        NET PREMIUMS EARNED
                                          --------------------------  --------------------------
INSURANCE PROGRAMS                          2005     2006     2007      2005     2006     2007
----------------------------------------  -------- -------- --------  -------- -------- --------
                                                              (In thousands)
Standard lines .........................  $ 92,224 $ 91,153 $100,844  $ 54,979 $ 54,357 $ 62,342
Political subdivisions .................    18,630   14,337    5,084     6,690    5,253    3,436
Homeowners .............................     4,229    8,542      501     3,321    5,353        9
Surety bonds ...........................       930      278      266       669      193      186
Other (1) ..............................       406      550      214       401      548      212
                                          -------- -------- --------  -------- -------- --------
TOTAL ..................................  $116,419 $114,860 $106,909  $ 66,060 $ 65,704 $ 66,185
                                          ======== ======== ========  ======== ======== ========
-------------------------------------------

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

                                         YEAR ENDED DECEMBER 31,
                              --------------------------------------------
                                2003     2004     2005     2006     2007
                              -------- -------- -------- -------- --------
Automobile liability ........      27%      28%      29%      32%      40%
Workers compensation ........      29%      27%      25%      23%      27%
Other liability .............      23%      28%      27%      25%      23%
Automobile physical damage ..      10%       9%       9%       8%       9%
Property ....................       5%       4%       8%      11%       1%
Inland marine ...............       1%       1%       1%       1%       -%
Surety ......................       5%       3%       1%       -%       -%
                              -------- -------- -------- -------- --------
     Total                        100%     100%     100%     100%     100%
                              ======== ======== ======== ======== ========

     NAICO discontinued its homeowners program during 2006, and has also transferred its property and inland marine business for the standard lines and political subdivisions programs to Praetorian effective January 1, 2007, through a new arrangement between Praetorian and CIMI. Because of these changes, NAICO's net premiums earned for property and inland marine business in 2007 were minimal. See "Insurance Programs" for more information.

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

     Treaty reinsurance may be ceded under treaties on both a pro rata basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased varies from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. The majority of NAICO's reinsurance programs renew on July 1 of each year. At the present time, NAICO expects to renew the reinsurance programs that expire on July 1, 2008.

     NAICO has structured separate reinsurance programs for workers compensation, casualty (including automobile liability, general and products liability, umbrella liability and related professional liability), automobile physical damage and construction surety bonds. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate. Chandler Insurance reinsures NAICO for a portion of the risk on NAICO's reinsurance programs except for the homeowners program.

     Effective July 1, 2004, NAICO's net retention under the workers compensation reinsurance program was 100% of the first $1,000,000 of loss per occurrence. NAICO's excess of loss reinsurance covers workers compensation losses up to $30,000,000 effective July 1, 2002.

     Effective July 1, 2004, NAICO's net retention under the casualty reinsurance program was 70% of the first $1,000,000 of loss per occurrence. Effective July 1, 2005, NAICO increased its net retention to 70% of the first $2,000,000 of loss per occurrence, although most policies are issued with policy limits of $1,000,000 of loss per occurrence for casualty coverages. Effective July 1, 2004, NAICO's net retention for umbrella liability losses was 17.5% of the first $4,000,000 of loss per occurrence. Effective July 1, 2006, NAICO decreased its net retention for umbrella liability losses to 10.5% of the first $4,000,000 of loss per occurrence.

     Effective April 1, 2004, NAICO retains 70% of the losses in the construction surety bond portion of the surety bond program.

     Under the 2005 and 2006 property reinsurance programs, NAICO retained 23.1% of the first $3,000,000 of risk for each loss per risk or location. NAICO discontinued its property reinsurance program effective January 1, 2007 due to the transfer of its property business for the standard lines and political subdivisions programs to Praetorian.

     Under the 2005, 2006 and 2007 automobile physical damage reinsurance programs NAICO retained 70% of each loss per occurrence. NAICO has purchased catastrophe protection for automobile physical damage to limit its retention for single loss occurrences involving multiple policies and/or policyholders resulting from perils such as floods, winds and severe storms. This catastrophe protection limits NAICO's net retained loss for automobile physical damage to $1,400,000 effective January 1, 2004 for each loss occurrence.

     In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the "Act") extended the Terrorism Risk Insurance Act of 2002 (the "Act") through December 31, 2014. The Act, as modified, establishes a program for commercial property and casualty losses resulting from foreign and domestic acts of terrorism. The Act requires commercial insurers to offer terrorism coverage on certain commercial property and casualty lines of business. Effective January 1, 2006, commercial automobile liability and physical damage, professional liability, surety, burglary and theft and farm-owners multi-peril insurance coverages are excluded from the Act. Each insurance company will be responsible for a deductible of 20% of an insurer's direct earned premium. The Federal Government will pay 85% of covered terrorism losses that exceed company deductibles.

     For 2007, NAICO purchased excess of loss reinsurance covering acts of terrorism that provided coverage of $24,900,000 excess of $100,000 for NAICO's deductible under the Act, as well as for acts of terrorism other than those covered under the Act. Effective July 1, 2007, terrorism coverage was included in the casualty reinsurance program and effective January 1, 2008, terrorism coverage was included in the workers compensation reinsurance program.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2007.

                                                                             CEDED REINSURANCE
                                                                  NET           PREMIUMS FOR      A.M. BEST
                                                              REINSURANCE     THE YEAR ENDED       COMPANY
NAME OF REINSURER                                           RECOVERABLE (1)  DECEMBER 31, 2007     RATING
----------------------------------------------------------  ---------------  ------------------  -----------
                                                                    (Dollars in thousands)
Chandler Insurance .......................................  $        31,616  $          27,959        (2)
Employers Reinsurance Corporation ........................           17,158             (1,354)       A+
Swiss Reinsurance America Corporation ....................           17,078                431        A+
Markel Insurance Company .................................            2,718              1,785        A
Transatlantic Reinsurance Company ........................            2,380              1,863        A+
                                                            ---------------  ------------------
     Top five reinsurers .................................  $        70,950  $          30,684
                                                            ===============  ==================
     All reinsurers ......................................  $        71,857  $          35,649
                                                            ===============  ==================
Percentage of total represented by top five reinsurers ...              99%                 86%

-------------------------------------------------------------


(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2007.

(2)  Chandler Insurance owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO.  Chandler Insurance does not have an A.M. Best Company rating.  Although Chandler Insurance is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United
     States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2007, Chandler Insurance had cash and investments, including accrued interest, with a fair value of $31.6 million deposited in a trust account for the benefit of NAICO.


     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO incurred charges of $108,000, $97,000 and $356,000 during 2005, 2006 and 2007, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

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


                                                             YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                  2003      2004      2005      2006      2007
                                                --------  --------  --------  --------  --------
                                                             (Dollars in thousands)
Automobile liability:
 Net premiums earned .........................  $ 15,624  $ 17,742  $ 19,126  $ 21,122  $ 26,469
 Loss ratio ..................................       49%       61%       82%       99%       74%
Workers compensation:
 Net premiums earned .........................  $ 16,378  $ 17,371  $ 16,475  $ 15,361  $ 17,861
 Loss ratio ..................................       72%       85%       53%       63%       62%
Other liability:
 Net premiums earned .........................  $ 12,870  $ 18,044  $ 18,052  $ 16,628  $ 15,137
 Loss ratio ..................................       94%      121%       48%       57%       32%
Automobile physical damage:
 Net premiums earned .........................  $  5,508  $  5,933  $  5,807  $  5,008  $  6,096
 Loss ratio ..................................       36%       43%       56%       63%       55%
Property:
 Net premiums earned .........................  $  3,072  $  2,611  $  5,594  $  7,082  $    279
 Loss ratio ..................................       74%       47%       41%       41%       64%
Surety:
 Net premiums earned .........................  $  2,723  $  1,993  $    669  $    194  $    186
 Loss ratio ..................................       34%      134%    (255)%    (459)%    1,119%
Inland marine:
 Net premiums earned .........................  $    408  $    348  $    337  $    309  $    157
 Loss ratio ..................................       54%       29%      162%       30%       19%
Total:
 Net premiums earned .........................  $ 56,583  $ 64,042  $ 66,060  $ 65,704  $ 66,185
 Loss ratio ..................................       66%       84%       57%       69%       63%
 Underwriting expense ratio (1) ..............       47%       34%       35%       37%       39%
                                                --------  --------  --------  --------  --------
Combined ratio (1) ...........................      113%      118%       92%      106%      102%
                                                ========  ========  ========  ========  ========

-------------------------------------------------


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

     Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses were approximately $13.2 million and $11.1 million at December 31, 2006 and 2007, respectively. Included in these recoverable amounts were net recoverables of $10.8 million and $10.1 million in 2006 and 2007, respectively, related to a favorable jury verdict in civil litigation regarding certain surety bond claims during 2006. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for more information related to this litigation. NAICO may or may not recover the above estimated recoveries and could incur significant costs in collecting these recoverables.

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



                                                                    YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                       2003       2004       2005       2006       2007
                                                    ---------- ---------- ---------- ---------- ----------
                                                                        (In thousands)
Net balance at beginning of year .................  $  33,191  $  29,343  $  44,695  $  40,549  $  42,081
                                                    ---------- ---------- ---------- ---------- ----------
Net losses and loss adjustment expenses incurred
 related to:
    Current year .................................     26,108     27,436     30,985     41,644     40,194
    Prior years ..................................     11,092     26,345      6,339      3,829      1,199
                                                    ---------- ---------- ---------- ---------- ----------
      Total ......................................     37,200     53,781     37,324     45,473     41,393
                                                    ---------- ---------- ---------- ---------- ----------
Net paid losses and loss adjustment expenses
 related to:
    Current year .................................    (10,626)   (10,222)   (11,171)   (12,403)   (12,494)
    Prior years ..................................    (30,422)   (28,207)   (30,299)   (31,538)   (25,114)
                                                    ---------- ---------- ---------- ---------- ----------
      Total ......................................    (41,048)   (38,429)   (41,470)   (43,941)   (37,608)
                                                    ---------- ---------- ---------- ---------- ----------
Net balance at end of year .......................  $  29,343  $  44,695  $  40,549  $  42,081  $  45,866
                                                    ========== ========== ========== ========== ==========


     NAICO has experienced a significant amount of incurred losses related to prior accident years during the 2003-2006 calendar years. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

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

     During 2007, NAICO experienced adverse loss development totaling $1.2 million primarily in the surety bond program. During 2007, a portion of the estimated recoveries that were recorded in the surety bond program during 2006 were reduced based on a final judgment entered by the court regarding certain surety bond claims. The reduction of the estimated recoveries accounted for $1.8 million of the loss development during 2007. The adverse loss development included approximately $356,000 for provisions for potentially uncollectible reinsurance.

     The following table represents the development of net balance sheet reserves for 1998 through 2007. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date, including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability. The estimate for unpaid losses and loss adjustment expenses changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the revised estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative (deficiency) redundancy" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance. The gross cumulative deficiency or redundancy results from the same factors as those described above for the net amounts, and is also impacted by development of large claims that exceed NAICO's net retention including umbrella and surety per principal losses where NAICO has little or no net retention.

     In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 2001 for claims that occurred in 1998 will be included in the cumulative deficiency amount for years 1998, 1999, 2000 and 2001. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.


                                                                      DEVELOPMENT OF RESERVES
                                                                         AS OF DECEMBER 31,
                              ------------------------------------------------------------------------------------------------------
                                1998      1999       2000       2001       2002      2003      2004      2005      2006      2007
                              --------- --------- ---------- ---------- ---------- --------- --------- --------- --------- ---------
                                                                           (In thousands)
Net reserve for unpaid losses and
 loss adjustment expenses ... $ 39,921  $ 51,378  $  46,707  $  32,812  $  33,191  $ 29,343  $ 44,695  $ 40,549  $ 42,081  $ 45,866
Net paid (cumulative) as of
  One year later ............   23,896    36,009     43,799     37,050     30,422    28,207    30,299    31,537    25,111
  Two years later ...........   34,966    58,979     66,141     60,560     51,375    50,158    50,183    46,348
  Three years later .........   45,390    72,052     81,635     77,413     68,643    63,900    58,263
  Four years later ..........   51,364    80,860     91,403     89,349     79,591    69,099
  Five years later ..........   55,445    86,257     97,700     98,060     83,845
  Six years later ...........   58,062    88,859     99,506    101,213
  Seven years later .........   59,135    89,346    101,257
  Eight years later .........   58,706    90,708
  Nine years later ..........   59,514

Net liability re-estimated as of
  One year later ............   43,441    56,357     59,376     48,596     44,283    55,688    51,034    44,378    43,280
  Two years later ...........   45,373    67,469     74,325     67,903     70,058    61,369    50,989    50,909
  Three years later .........   50,146    77,842     86,377     89,608     73,962    61,216    57,175
  Four years later ..........   55,303    83,860    100,408     91,520     74,805    66,153
  Five years later ..........   58,060    91,704    102,370     91,700     79,781
  Six years later ...........   62,995    92,084    104,227     96,161
  Seven years later .........   62,712    93,873    106,396
  Eight years later .........   63,775    95,812
  Nine years later ..........   64,778

Net cumulative (deficiency)
  redundancy ................ $(24,857) $(44,434) $ (59,689) $ (63,349) $ (46,590) $(36,810) $(12,480) $(10,360) $ (1,199) $      -

Supplemental gross data:
  Gross liability ........... $ 80,701  $ 98,460  $ 100,173  $  84,756  $  92,606  $ 87,768  $108,233  $109,541  $ 83,253  $100,590
  Reinsurance recoverable ...   40,780    47,082     53,466     51,944     59,415    58,425    63,538    68,992    41,172    54,724
                              --------- --------- ---------- ---------- ---------- --------- --------- --------- --------- ---------
  Net liability-end of year.. $ 39,921  $ 51,378  $  46,707  $  32,812  $  33,191  $ 29,343  $ 44,695  $ 40,549  $ 42,081  $ 45,866
                              ========= ========= ========== ========== ========== ========= ========= ========= ========= =========

Gross re-estimated
    liability - latest ...... $137,563  $192,297  $ 266,593  $ 300,102  $ 248,595  $182,331  $155,203  $133,425  $101,970

Re-estimated recoverable -
    latest ..................   72,785    96,485    160,197    203,941    168,814   116,178    98,028    82,516    58,690
                              --------- --------- ---------- ---------- ---------- --------- --------- --------- ---------
Net re-estimated
    liability - latest ...... $ 64,778  $ 95,812  $ 106,396  $  96,161  $  79,781  $ 66,153  $ 57,175  $ 50,909  $ 43,280
                              ========= ========= ========== ========== ========== ========= ========= ========= =========

Gross cumulative (deficiency)
  redundancy ................ $(56,862) $(93,837) $(166,420) $(215,346) $(155,989) $(94,563) $(46,970) $(23,884) $(18,717)
                              ========= ========= ========== ========== ========== ========= ========= ========= =========


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

     As of December 31, 2007, all of the investments of NAICO were in fixed-maturity investments (rated A2 or A+ or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), certificates of deposit insured by the Federal Deposit Insurance Corporation ("FDIC"), interest-bearing money market accounts, collateralized repurchase agreements and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. NAICO's investment portfolio is managed by the Investment Committee of its Board of Directors. For additional information, see Notes to Consolidated Financial Statements.

DEBENTURES

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures (the "Debentures") with a maturity date of July 16, 2014. The Debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The indenture governing the Debentures was amended during 2003 to clarify that purchases of Debentures by Chandler USA through private treaty or on the open market for an agreed price of less than the sum of the principal amount and accrued interest are not considered to be a redemption of the Debentures, and that any such Debentures purchased by Chandler USA will be cancelled. At December 31, 2007, there was $6,979,000 principal amount of the Debentures outstanding. Chandler USA's subsidiaries and affiliates are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. For additional information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

     In December 2003, Chandler USA established Chandler Capital Trust II ("Trust II") by purchasing all of its common securities for $217,000. Trust II is a Delaware statutory business trust and is a wholly owned non-consolidated subsidiary of Chandler USA. On December 16, 2003, Trust II issued $7.0 million of capital securities (the "Trust II Preferred Securities") to InCapS Funding II, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Trust II used the proceeds from the issuance to purchase $7,217,000 of floating rate junior subordinated debentures (the "Junior Debentures II") of Chandler
USA. Distributions on the Junior Debentures II are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 9.34% at December 31, 2007. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures II, with such deferred payments accruing interest compounded quarterly. The Junior Debentures II are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium.

     The Junior Debentures II are the sole assets of Trust II and Trust II will distribute any cash payments it receives thereon to the holders of its preferred and common securities. Distributions on the Trust II Preferred Securities are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed
12.5% prior to January 8, 2009). The interest rate was 9.34% at December 31, 2007. Trust II may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust II Preferred
Securities, with such deferred payments accruing interest compounded quarterly. The Trust II Preferred Securities are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium. All payments by Trust II regarding the Trust II Preferred Securities are guaranteed by Chandler USA.

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

EMPLOYEES AND ADMINISTRATION

     At December 31, 2007, Chandler USA and its subsidiaries had approximately 201 full-time employees. Chandler USA and its subsidiaries generally have enjoyed good relations with their employees.

COMPETITION

     NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

     An insurance company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results have improved. The pricing environment during 2005 through 2007 experienced downward pressure, particularly for larger accounts. NAICO was able to increase its pricing for most coverages from 2001 through 2005. However, the recent industry trend has been for insurers to maintain or reduce rate levels, and NAICO has reduced its pricing in certain situations and for certain coverages including workers compensation during 2006 and 2007. NAICO continues to experience competition in all of its programs. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

     As of December 31, 2007, NAICO had statutory earned surplus of $12.5 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2007 without the approval of the Oklahoma Department of Insurance is $5.0 million. NAICO paid shareholder dividends to Chandler USA totaling $1.6 million in 2007.

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


                                          Ratio of Total Adjusted Capital to
                                             Authorized Control Level RBC
                                                (Less than or equal to)
                                          ----------------------------------
          Regulatory Event (1)
          --------------------
          Company Action Level (2) ......                2.0
          Regulatory Action Level (3) ...                1.5
          Authorized Control Level (4) ..                1.0
          Mandatory Control Level (5) ...                0.7
-------------------------------


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


     The ratios of total adjusted capital to authorized control level RBC for NAICO were 5.7:1 and 5.9:1 at December 31, 2006 and 2007, respectively. Therefore, NAICO's total adjusted capital exceeds the level that would trigger regulatory attention pursuant to the risk-based capital requirement.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

     The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies
13 industry ratios and specifies "usual values" for each ratio. Departure from the "usual values," which fluctuate annually, on four or more ratios generally leads to inquiries from individual state insurance commissioners. NAICO had two 2007 ratios that were outside of the "usual values" as explained below.

     NAICO's "investment yield" as calculated using the IRIS formula was 0.0% during 2007 compared to a usual value of greater than 3.0% and less than 6.5%. During 2007, NAICO reversed $4.1 million of accrued prejudgment interest income based on a final judgment entered by the court related to a favorable jury verdict in civil litigation regarding certain surety bond claims. Excluding the reversal of this prejudgment interest, NAICO's investment yield as calculated using the IRIS formula was 3.5%. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for more information. NAICO maintains a high-quality investment portfolio, with no non-investment grade bonds, derivative instruments or real estate investments (other than real estate occupied by the company). NAICO's investment yield is largely dependent upon prevailing levels of interest rates. The significant decline in interest rates in recent years had a significant impact on NAICO's investment yield. Moreover, in periods of relatively low interest rates, NAICO generally shortens maturities and accepts lower yields to reduce market risk for future rate increases.

     NAICO's "two-year reserve development to policyholders' surplus" for 2007 was 21% compared to a usual value of less than 20%. The primary reason was adverse loss development experienced during 2006 related to the 2005 accident year. This adverse loss development related primarily to the automobile liability line of business in NAICO's standard lines program.

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

ITEM 1A.  RISK FACTORS.

     Our business is subject to numerous risks and uncertainties, the outcome of which may adversely impact future results of operations and financial condition. The following risks, as well as other information included in this 2007 Annual Report on Form 10-K, should be considered carefully.

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

OUR RESULTS MAY FLUCTUATE BASED ON MANY FACTORS, INCLUDING CYCLICAL CHANGES IN THE INSURANCE INDUSTRY.

     The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The industry's profitability can be affected significantly by rising levels of claim costs that are not known by companies at the time they price their products. The property and casualty insurance industry historically is cyclical. The demand for property and casualty insurance can vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases. The property and casualty insurance industry also has been very competitive. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results have improved. The pricing environment during 2005 through 2007 experienced downward pressure, particularly for larger accounts. The recent industry trend has been for insurers to maintain or reduce rate levels, and NAICO has reduced its pricing in certain situations and for certain coverages including workers compensation during 2006 and 2007. Competition for profitable business in the past has resulted in pressure on pricing and less restrictive terms and conditions, contributing to the cyclical pricing and underwriting results.

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

     NAICO's ability to write business is most influenced by our rating from A.M. Best Company. A.M Best ratings are designed to assess an insurer's financial strength and ability to meet continuing obligations to policyholders. Currently, our rating from A.M. Best is "B+" (Good), with a stable outlook. NAICO's rating was downgraded to the current rating from "B++" effective June 21, 2005. The downgrade was primarily due to the significant net loss and decline in statutory surplus in 2004 which were driven by adverse loss reserve development on prior accident years. We believe that as a result of our improved surplus and operating performance in 2005, 2006 and 2007, our rating will remain at least at its current level. However, there can be no assurance that A.M. Best will not change its rating in the future. A rating downgrade from A.M. Best could adversely affect the business we write and our results of operations.

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

     During 2007, approximately 71% of our written premiums were in the states of Oklahoma and Texas. Unusually severe storms or other natural or man-made disasters that destroy property in these states could adversely affect our operations. Our revenues and profitability are also subject to prevailing economic and regulatory conditions in these states. An economic downturn in these states could have a significant adverse impact on our business. The loss of a significant amount of premiums written in either of these states, whether due to regulatory changes, competitive changes, economic downturns in these states or other reasons, would reduce our revenues and could have a material adverse effect on our results of operations, liquidity and/or financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     All of the common stock of Chandler USA, its sole class of common equity on the date hereof, is owned by Chandler Insurance. Chandler USA has never paid cash dividends on its common shares.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data has been derived from the consolidated financial statements of Chandler USA and its subsidiaries, which appear in
Item 15(a). The consolidated balance sheets of Chandler USA and its subsidiaries and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the five years in the period ended December 31, 2007 have been audited by Tullius Taylor Sartain & Sartain LLP, independent auditors, whose independent auditors' report expresses an unqualified opinion. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of Chandler USA and the notes thereto appearing in Item 15(a).


                                                                         YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------
                                                              2003      2004      2005      2006      2007
                                                            --------- --------- --------- --------- ---------
                                                                          (Dollars in thousands)
OPERATING DATA
Revenues
  Direct premiums written and assumed ....................  $118,444  $121,651  $120,344  $113,043  $100,081
                                                            ========= ========= ========= ========= =========
  Net premiums earned ....................................  $ 56,583  $ 64,042  $ 66,060  $ 65,704  $ 66,185
  Investment income, net (1) .............................     2,148     3,186     2,798     9,801      (572)
  Interest income, net from related parties ..............       412       491       670       792       941
  Realized investment gains, net .........................     2,351       652       383       745       214
  Other income (2) .......................................     5,077       640       251       317     1,916
                                                            --------- --------- --------- --------- ---------
Total revenues ...........................................    66,571    69,011    70,162    77,359    68,684
                                                            --------- --------- --------- --------- ---------

Operating expenses
  Losses and loss adjustment expenses ....................    37,200    53,781    37,324    45,473    41,393
  Policy acquisition costs ...............................    11,278    11,039    10,671    11,666    12,547
  General and administrative expenses ....................    13,486    12,380    12,749    12,469    12,790
  Interest expense .......................................     2,441     2,397     2,535     2,690     2,703
                                                            --------- --------- --------- --------- ---------
Total operating expenses .................................    64,405    79,597    63,279    72,298    69,433
                                                            --------- --------- --------- --------- ---------
Income (loss) before income taxes ........................     2,166   (10,586)    6,883     5,061      (749)

Federal income tax benefit (provision) ...................      (192)    3,582    (2,450)   (1,665)       87
                                                            --------- --------- --------- --------- ---------
Net income (loss) ........................................  $  1,974  $ (7,004) $  4,433  $  3,396  $   (662)
                                                            ========= ========= ========= ========= =========

Combined loss and underwriting expense ratio (3) .........      113%      118%       92%      106%      102%

BALANCE SHEET DATA
Cash and investments .....................................  $ 69,198  $ 86,913  $ 86,316  $ 89,703  $ 97,199
Amounts due from related parties .........................     9,642    10,891     9,360     9,584    11,506
Total assets .............................................   218,213   237,297   245,059   222,772   234,367
Unpaid losses and loss adjustment expenses ...............    87,768   108,233   109,541    83,253   100,590
Debentures ...............................................     7,254     6,979     6,979     6,979     6,979
Junior subordinated debentures issued to affiliated
  trusts .................................................    20,620    20,620    20,620    20,620    20,620
Total liabilities ........................................   174,374   201,105   205,373   179,808   190,763
Shareholder's equity .....................................    43,839    36,192    39,686    42,964    43,604

------------------------------------------------------------


(1)  Net investment income included $577,000 in interest from an arbitration award in 2004, and $6.6 million for the accrual of prejudgment interest on a favorable jury verdict in 2006.  In January 2008, the court entered a final judgment on this matter which resulted in the accrual of prejudgment interest being reduced by $4.1 million during 2007.  For additional information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

(2)  Other income included a $3.1 million gain on the purchase and cancellation of $16.7 million principal amount of Debentures in 2003, and $1.7 million and $368,000 for the amortization of the deferred gain on a sale and leaseback transaction in 2003 and 2004, respectively.  Other income increased in 2007 due to a new arrangement between CIMI and Praetorian covering property and inland marine business previously written by NAICO.  See
     "Insurance Programs" for more information.

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

SUMMARY OF RESULTS

     For the year ended December 31, 2007, Chandler USA had a net loss of $662,000 compared to net income of $3.4 million for 2006 and a net income of $4.4 million for 2005. The net loss in 2007 was primarily due to the reversal of a portion of the prejudgment interest income that was accrued during 2006 on a favorable jury verdict. This is discussed in more detail under "Litigation" and in Note 10 to Consolidated Financial Statements.

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

     NAICO's loss reserves consist of case reserves and reserves for incurred but not reported ("IBNR") claims. Case reserves are established by claims personnel based on a review of the facts known at the time the claim is reported, and are subsequently revised as more information about a claim becomes known. IBNR is computed using various actuarial methods and techniques and includes reserves for losses that have occurred but for which claims have not yet been reported, including provision for expected future development on case reserves. As of December 31, 2007, NAICO's case reserves and IBNR for each line of business are shown in the following table.


                                Gross reserves at December 31, 2007    Net reserves at December 31, 2007
                                -----------------------------------    ---------------------------------
                                   Case                    Total          Case                  Total
                                 reserves      IBNR      reserves       reserves     IBNR     reserves
                                ----------- ----------- -----------    ---------- ---------- -----------
                                          (In thousands)                        (In thousands)

 Automobile liability ......... $   19,932  $   19,111  $   39,043     $  14,227  $  12,371  $   26,598
 Workers compensation .........     25,253      19,037      44,290        10,336      6,945      17,281
 Other liability ..............      5,535      33,058      38,593         4,069      9,324      13,393
 Automobile physical damage ...        604           -         604           428          -         428
 Property .....................         62          11          73            25          8          33
 Surety .......................    (22,108)         94     (22,014)      (11,867)         -     (11,867)
 Accident and health ..........          1           -           1             -          -           -
 Inland marine ................          -           -           -             -          -           -
                                ----------- ----------- -----------    ---------- ---------- -----------
  Total reserves .............. $   29,279  $   71,311  $  100,590     $  17,218  $  28,648  $   45,866
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

     The following table shows the recorded reserves and the high and low point estimates based on the results of the various actuarial methods described above as of December 31, 2007.


      Insurance program                             Low        High      Recorded
    -------------------------------------------  ---------  ----------  ----------
                                                          (In thousands)
    Gross Reserves
    --------------
      Standard lines ..........................  $104,808   $ 160,647   $ 110,098
      Political subdivisions ..................     3,721       3,721       3,721
      Homeowners ..............................        47          47          47
      Surety bonds ............................   (22,014)    (22,014)    (22,014)
      Involuntary workers compensation pools ..     5,704       5,704       5,704
      Other ...................................     3,034       3,034       3,034
                                                 ---------  ----------  ----------
                                                 $ 95,300   $ 151,139   $ 100,590
                                                 =========  ==========  ==========
    Net Reserves
    --------------
      Standard lines ..........................  $ 38,819   $  83,584   $  46,893
      Political subdivisions ..................     1,358       2,064       2,033
      Homeowners ..............................        35          35          35
      Surety bonds ............................   (11,867)    (11,867)    (11,867)
      Involuntary workers compensation pools ..     5,704       5,704       5,704
      Other ...................................     3,068       3,068       3,068
                                                 ---------  ----------  ----------
                                                 $ 37,117   $  82,588   $  45,866
                                                 =========  ==========  ==========


     For the workers compensation portion of the standard lines program, NAICO's actuaries selected the results of the incurred loss development method for the 2006 and prior accident years. The 2007 accident year selection was based on a judgmentally selected loss ratio. For the casualty portion of this program, the actuaries relied on judgment in the selection of ultimate losses for all accident years. The 2004 through 2007 accident years were based on judgmentally selected loss ratios in order to adjust for the effect of case reserve strengthening that was recorded during these years. Ultimate loss selections for older accident years assume unreported losses are equal to case reserves as of December 31, 2007. The estimation methods chosen are those that are believed to produce the most reliable indication at that particular evaluation date for the losses being evaluated. The point estimates for the political subdivisions, homeowners and surety bond programs are less volatile as portions of these programs are in a run-off mode and can be estimated with more certainty. Surety bond reserves are actually a net receivable due to anticipated subrogation recoveries. Certain involuntary pools provided their own estimates and NAICO records these estimates plus an accrual to account for the lag time in reporting to NAICO. The actuarial methods used in the 2007 loss reserve analysis were similar to those used in the 2006 analysis.

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

     Management believes that its unpaid losses and related reinsurance recoverables are fairly stated as of December 31, 2007. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management's informed estimates, assumptions and judgments using data currently available.

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

     At December 31, 2007, Chandler USA had a net operating loss carryforward available for U.S. Federal income taxes of $1.3 million which begins to expire in 2025. Chandler USA has concluded that the deferred tax asset including the federal net operating loss carryforwards is more likely than not to be realized. Chandler USA anticipates that its future U.S. consolidated income will be sufficient to utilize the federal net operating losses within the required time. Chandler USA will continue to evaluate income generated in future periods in determining the reasonableness of its position. If Chandler USA determines that future income is insufficient to cause the realization of the federal net operating losses within the required time, a valuation allowance will be established.

     In addition, Chandler USA, at December 31, 2007, had net operating loss carryforwards available for Oklahoma state income taxes totaling approximately $34.3 million which expire in the years 2008 through 2027. A valuation allowance has been provided for the tax effect of the state net operating loss since realization of such amount is not considered more likely than not.

OTHER

     See Note 1 to Consolidated Financial Statements for information related to other accounting and reporting policies.

ECONOMIC CONDITIONS

     The impact of a recession on Chandler USA would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the Southwest and Midwest areas of the United States. Approximately $70.6 million, or 71%, of NAICO's direct written and assumed premiums in 2007 were in the states of Oklahoma and Texas. An economic downturn in these states could have a significant adverse impact on Chandler USA. A recession might also cause defaults on fixed-income securities or a decrease in the value of equity securities owned by NAICO. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

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

     An insurance company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results have improved. The pricing environment during 2005 through 2007 experienced downward pressure, particularly for larger accounts. NAICO was able to increase its pricing for most coverages from 2001 through 2005. However, the recent industry trend has been for insurers to maintain or reduce rate levels, and NAICO has reduced its pricing in certain situations and for certain coverages including workers compensation during 2006 and 2007. NAICO continues to experience competition in all of its programs. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

                                             YEAR ENDED DECEMBER 31,
                                         --------------------------------
                                            2005       2006       2007
                                         ---------- ---------- ----------
                                              (Dollars in thousands)
INSURANCE PROGRAMS
----------------------------------------
STANDARD LINES
  Net premiums earned .................. $  54,979  $  54,357  $  62,342
  Loss ratio ...........................      61.0%      74.0%      59.5%
POLITICAL SUBDIVISIONS
  Net premiums earned .................. $   6,690  $   5,253  $   3,436
  Loss ratio ...........................      61.2%      51.3%      46.1%
HOMEOWNERS
  Net premiums earned .................. $   3,321  $   5,353  $       9
  Loss ratio ...........................      39.3%      47.0%   (560.0)%
SURETY BONDS
  Net premiums earned .................. $     669  $     193  $     186
  Loss ratio ...........................   (254.7)%    (78.8)%   1,119.1%
OTHER (1)
  Net premiums earned .................. $     401  $     548  $     212
  Loss ratio ...........................      29.7%      37.5%     307.2%
TOTAL
  Net premiums earned .................. $  66,060  $  65,704  $  66,185
  Loss ratio ...........................      56.5%      69.2%      62.5%

-------------------------


(1) This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.


                                             YEAR ENDED DECEMBER 31,
                                         --------------------------------
                                            2005       2006       2007
                                         ---------- ---------- ----------
                                              (Dollars in thousands)
LINES OF INSURANCE
----------------------------------------
AUTOMOBILE LIABILITY
  Net premiums earned .................. $  19,126  $  21,122  $  26,469
  Loss ratio ...........................      81.8%      99.5%      73.7%
WORKERS COMPENSATION
  Net premiums earned .................. $  16,475  $  15,361  $  17,861
  Loss ratio ...........................      52.7%      63.3%      62.2%
OTHER LIABILITY
  Net premiums earned .................. $  18,052  $  16,628  $  15,137
  Loss ratio ...........................      47.6%      56.9%      32.4%
AUTOMOBILE PHYSICAL DAMAGE
  Net premiums earned .................. $   5,807  $   5,008  $   6,096
  Loss ratio ...........................      56.3%      62.6%      55.0%
PROPERTY
  Net premiums earned .................. $   5,594  $   7,082  $     279
  Loss ratio ...........................      41.5%      41.3%      63.9%
SURETY
  Net premiums earned .................. $     669  $     194  $     186
  Loss ratio ...........................   (254.7)%   (459.4)%   1,119.1%
INLAND MARINE
  Net premiums earned .................. $     337  $     309  $     157
  Loss ratio ...........................     162.0%      30.0%      18.9%
TOTAL
  Net premiums earned .................. $  66,060  $  65,704  $  66,185
  Loss ratio ...........................      56.5%      69.2%      62.5%


PREMIUMS EARNED

     The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance for each year presented:


                                     GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                  ----------------------------  ----------------------------
     INSURANCE PROGRAMS             2005      2006      2007      2005      2006      2007
--------------------------------  --------  --------  --------  --------  --------  --------
                                                        (In thousands)
Standard lines .................  $ 92,224  $ 91,153  $100,844  $ 54,979  $ 54,357  $ 62,342
Political subdivisions .........    18,630    14,337     5,084     6,690     5,253     3,436
Homeowners .....................     4,229     8,542       501     3,321     5,353         9
Surety bonds ...................       930       278       266       669       193       186
Other ..........................       406       550       214       401       548       212
                                  --------  --------  --------  --------  --------  --------
TOTAL ..........................  $116,419  $114,860  $106,909  $ 66,060  $ 65,704  $ 66,185
                                  ========  ========  ========  ========  ========  ========

                                     GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                  ----------------------------  ----------------------------
     LINES OF INSURANCE             2005      2006      2007      2005      2006      2007
--------------------------------  --------  --------  --------  --------  --------  --------
                                                        (In thousands)
Automobile liability ...........  $ 28,031  $ 31,615  $ 39,298  $ 19,126  $ 21,122  $ 26,469
Workers compensation ...........    25,769    23,562    28,337    16,475    15,361    17,861
Other liability ................    33,944    31,744    28,995    18,052    16,628    15,137
Automobile physical damage .....     8,914     7,720     9,021     5,807     5,008     6,096
Property .......................    17,102    18,335       745     5,594     7,082       279
Surety .........................       930       278       266       669       194       186
Inland marine ..................     1,729     1,606       247       337       309       157
                                  --------  --------  --------  --------  --------  --------
TOTAL ..........................  $116,419  $114,860  $106,909  $ 66,060  $ 65,704  $ 66,185
                                  ========  ========  ========  ========  ========  ========


     Gross premiums earned decreased 1% and 7% in 2006 and 2007, respectively. The decrease in 2006 was primarily the result of NAICO's continued efforts to improve underwriting profitability and to increased competition within the Oklahoma school districts portion of the political subdivisions program. The decrease in gross premiums earned in 2006 was partially offset by an increase in gross premiums earned in the homeowners program. The homeowners program was discontinued during 2006. The decrease in 2007 gross premiums earned was due primarily to the transfer of property and inland marine business in the standard lines and political subdivisions programs to Praetorian Insurance Company ("Praetorian") as explained further below and to the discontinuation of the homeowners program. The decrease in gross premiums earned in 2007 was partially offset by an increase in gross premiums earned in the standard lines program. Gross premiums earned in Texas decreased 12% and 29% in 2006 and 2007, respectively, and gross premiums earned in Oklahoma decreased less than 1% in 2006 and 14% in 2007.

     Effective January 1, 2007, the property and inland marine lines of insurance that were previously written by NAICO in the standard lines and political subdivisions programs are being written by Praetorian through an arrangement between Praetorian and CIMI. NAICO also transferred its existing property and inland marine business in these programs to Praetorian under this new arrangement effective January 1, 2007. Under this arrangement, CIMI receives commission income for the business it produces for Praetorian. CIMI is responsible for the payment of commissions to the producing agents, and is also responsible for providing underwriting and loss control services for this business. NAICO handles all claims for this business under a separate claims handling agreement with Praetorian. Management believes this new arrangement will allow Chandler USA's subsidiaries to offer more competitive property and inland marine programs for its agents. In addition, NAICO is no longer required to purchase reinsurance for the significant insured values associated with this business.

     Net premiums earned decreased 1% in 2006 and increased 1% in 2007. An increase in net premiums earned in the homeowners program in 2006 partially offset the decreases in net premiums earned in the political subdivisions, standard lines and surety bond programs. Net premiums earned in the standard lines program increased during 2007, but the increase was partially offset by decreases in the political subdivisions and homeowners programs. The decrease in net premiums earned for the business transferred to Praetorian was much less than the decrease in gross premiums earned due to the significant amounts of reinsurance that NAICO had purchased for this business. The reinsurance was also cancelled which resulted in a significant decrease in reinsurance premiums ceded during 2007.

     Gross premiums earned in the standard lines program decreased 1% in 2006 and increased 11% in 2007. Gross premiums earned for workers compensation business decreased $2.3 million or 9% in 2006, but increased $5.1 million or 22% in 2007. NAICO has also increased premiums from trucking accounts in 2006 and 2007. Gross premiums earned from trucking accounts increased $8.9 million and $12.0 million in 2006 and 2007, respectively, while net premiums earned increased $5.3 million and $7.7 million in these periods. Net premiums earned in the standard lines program decreased 1% in 2006 and increased 15% in 2007.

     Gross premiums earned in the political subdivisions program decreased 23% and 65% in 2006 and 2007, respectively. The decrease in gross premiums earned is due primarily to the transfer of the property and inland marine business in this program to Praetorian as described previously, and to increased competition related to Oklahoma school districts. Net premiums earned decreased 21% and 35% in 2006 and 2007, respectively. The decrease in net premiums earned was significantly less than the decrease in gross premiums earned because of the significant amounts of reinsurance that NAICO had purchased for the property and inland marine lines of business in this program.

     In 2005, NAICO began writing homeowner and dwelling policies in the state of Texas through a managing general agent. NAICO discontinued this program during 2006 due primarily to increased catastrophic exposures.

     Gross premiums earned in the surety bond program decreased 70% and 4% in 2006 and 2007, respectively. Net premiums earned decreased 71% and 4% in 2006 and 2007, respectively. NAICO is no longer actively marketing its surety bond program.

     Other programs in the preceding table include premiums from the runoff of various programs which are no longer offered by NAICO and NAICO's participation in various mandatory pools covering workers compensation for insureds that were unable to purchase this coverage from an insurance company on a voluntary basis.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At December 31, 2007, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds and certificates of deposit insured by the FDIC, with approximately 34% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans. Net investment income included $6.6 million for the accrual of prejudgment interest on a favorable jury verdict in civil litigation regarding certain surety bond claims in 2006. During 2007, NAICO reversed $4.1 million of the prejudgment interest income based on a final judgment entered by the court. See Litigation and Note 10 of Notes to Consolidated Financial Statements.

     Net investment income, excluding interest income from related parties and the prejudgment interest, increased 13% in both 2006 and 2007. Interest income from related parties was $670,000, $792,000 and $941,000 during 2005, 2006 and 2007, respectively. The increases were due primarily to higher interest rates and to an increase in the amount loaned to Chandler Insurance during 2007. See Liquidity and Capital Resources.

     Net realized investment gains were $383,000, $745,000 and $214,000 in 2005, 2006 and 2007, respectively.

     The average net yield on the fixed maturity portfolio, including net realized investment gains, was 3.4%, 3.6% and 4.0% in 2005, 2006 and 2007, respectively. The average net yield on the fixed maturity portfolio, excluding net realized investment gains, was 3.4% for 2005, 3.6% for 2006 and 3.8% for 2007. Chandler USA excludes interest income from related parties when calculating its average net yield on the portfolio. Chandler USA's average net yield has been reduced by investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduce Chandler USA's average net yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans. Based on information provided by the premium finance company, the outstanding balance of premiums financed at December 31, 2007 was approximately $12.8 million. The average yield on the fixed maturity portfolio before deducting investment expenses was 3.8% in 2005, 4.0% in 2006 and 4.2% in 2007, excluding net realized capital gains.

OTHER INCOME

     Other income was $251,000, $317,000 and $1,916,000 during 2005, 2006 and 2007, respectively. The increase in 2007 was due to the transfer of NAICO's property and inland marine business in the standard lines and political subdivisions programs to Praetorian under a new arrangement effective January 1, 2007. Under this arrangement, CIMI receives commission income for the business it produces for Praetorian.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     Chandler USA estimates losses and loss adjustment expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and are periodically reviewed by independent professional actuaries. See "BUSINESS - Reserves."

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 56.5%, 69.2% and 62.5% in 2005, 2006 and 2007, respectively. Weather-related losses (net of applicable reinsurance) from wind and hail were $475,000, $727,000 and $109,000 in 2005, 2006 and 2007, respectively, and increased the respective loss ratios by 0.7, 1.1 and 0.2 percentage points.

     NAICO experienced a significant amount of incurred losses related to prior accident years during the 2005 and 2006 calendar years. Incurred losses related to prior accident years decreased $2.5 million or 40% in 2006 and decreased $2.6 million or 69% in 2007. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. The development was primarily a function of more adverse frequency and severity patterns than previously anticipated. Since such development patterns were not present in the loss history available at the time the earlier estimates were prepared, they could therefore not be anticipated. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

     The following table sets forth the loss development by line of business during each of the calendar years shown.


                                                      Calendar years
                                             --------------------------------
                                                2005       2006       2007
                                             ---------- ---------- ----------
                                                      (In thousands)
  Automobile liability ..................... $   4,562  $   3,028  $    (691)
  Workers compensation .....................     1,387        994      1,314
  Other liability ..........................     1,330        590     (1,796)
  Automobile physical damage ...............       255        261         65
  Property .................................       325        (47)      (173)
  Surety ...................................    (1,844)      (986)     2,074
  Accident and health ......................       (26)         4        394
  Inland marine ............................       350        (15)        12
                                             ---------- ---------- ----------
                                             $   6,339  $   3,829  $   1,199
                                             ========== ========== ==========


     In 2005 and 2006, the majority of the adverse loss development was in the automobile liability line of business, as reserves were strengthened in the 1999-2005 accident years for this line of business. A portion of this adverse development was offset by favorable development in the surety line of business that resulted from an increase in estimated recoveries primarily in the 1994 and 2001 accident years. During 2007, a portion of these estimated recoveries were reduced based on a final judgment entered by the court regarding certain surety bond claims. The reduction of the estimated recoveries accounted for $1.8 million of the loss development for surety business during 2007. The 1997-2001 accident years have clearly been the problematic years where the loss development was so significant. During those years, NAICO's premium volume grew from $123 million in 1997 to $197 million in 2000, before dropping to $159 million in 2001. Much of that growth was attributable to the planned expansion of NAICO's Texas business. This growth occurred at a time when premium rates were very soft. The expansion into Texas began in the last half of 1996. NAICO had written business in Texas for many years with reasonably good experience. Based on this experience, management believed the economic and tort climates were similar to Oklahoma. This did not turn out as expected, especially in regards to business in south and east
Texas. Because this expansion was primarily a casualty driven book of business, it took several years to realize that claims in many areas of Texas were more severe and emerged differently than Oklahoma claims. As the historical loss data picked up the development of these claims, the projections of ultimate losses became more accurate.

     The following table sets forth the net reserves at the beginning of each accident year, the loss development incurred during each calendar year, and the re-estimated net reserves as of the beginning of each calendar year.


                                                                         Accident years
                                   -------------------------------------------------------------------------------------------
                                   Prior to
                                     1999     1999     2000     2001      2002     2003     2004     2005     2006     Total
                                   -------- -------- -------- --------- -------- -------- -------- -------- -------- ---------
                                                                         (In thousands)
Reserves at beginning of 2005 .... $ 4,579  $   610  $ 3,695  $  3,242  $ 6,524  $ 8,833  $17,212  $     -  $     -  $ 44,695
Development during 2005 ..........    (283)     664    1,582       (50)   1,992    1,777      657        -        -     6,339
                                   -------- -------- -------- --------- -------- -------- -------- -------- -------- ---------
Re-estimated reserves at
 beginning of 2005 ............... $ 4,296  $ 1,274  $ 5,277  $  3,192  $ 8,516  $10,610  $17,869  $     -  $     -  $ 51,034
                                   ======== ======== ======== ========= ======== ======== ======== ======== ======== =========

Reserves at beginning of 2006 .... $ 3,255  $  (255) $ 1,579  $ (2,444) $ 3,188  $ 5,896  $ 9,525  $19,805  $     -  $ 40,549
Development during 2006 ..........   1,063      726       68    (1,678)     663     (996)     108    3,875        -     3,829
                                   -------- -------- -------- --------- -------- -------- -------- -------- -------- ---------
Re-estimated reserves at
 beginning of 2006 ............... $ 4,318  $   471  $ 1,647  $ (4,122) $ 3,851  $ 4,900  $ 9,633  $23,680  $     -  $ 44,378
                                   ======== ======== ======== ========= ======== ======== ======== ======== ======== =========

Reserves at beginning of 2007 .... $ 4,714  $  (447) $   329  $(11,030) $ 1,610  $ 2,132  $ 3,492  $12,051  $29,230  $ 42,081
Development during 2007 ..........   1,004      935      230     2,292      515      (39)   1,249      345   (5,332)    1,199
                                   -------- -------- -------- --------- -------- -------- -------- -------- -------- ---------
Re-estimated reserves at
 beginning of 2007 ............... $ 5,718  $   488  $   559  $ (8,738) $ 2,125  $ 2,093  $ 4,741  $12,396  $23,898  $ 43,280
                                   ======== ======== ======== ========= ======== ======== ======== ======== ======== =========


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

     During 2007, NAICO experienced adverse loss development totaling $1.2 million primarily in the surety bond program. During 2007, a portion of the estimated recoveries that were recorded in the surety bond program during 2006 were reduced based on a final judgment entered by the court regarding certain surety bond claims. The reduction of the estimated recoveries accounted for $1.8 million of the loss development during 2007. The adverse loss development included approximately $356,000 for provisions for potentially uncollectible reinsurance.

     In the last six years, management has undertaken several initiatives to improve the quality and profitability of business. These initiatives included significant rate increases, changes in coverage forms that limit or eliminate coverage, reduction or elimination of classes of business that have not been profitable, reduction or elimination of business in geographic areas that have not been profitable and increased emphasis on risk selection. Management has also improved case reserving which improves the overall reserving accuracy and also leads to better underwriting decisions.

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. During 2005, 2006 and 2007, NAICO incurred charges of $108,000, $97,000 and $356,000, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three years ended December 31, 2005, 2006 and 2007:


                                                       YEAR ENDED DECEMBER 31,
                                                   --------------------------------
                                                      2005       2006       2007
                                                   ---------- ---------- ----------
                                                            (In thousands)
Commissions expense .............................. $  17,186  $  15,933  $  13,987
Other premium related assessments ................       960      1,061      1,020
Premium taxes ....................................     2,205      2,020      2,014
Excise taxes .....................................       272        272        280
Other expense ....................................       723        730        789
                                                   ---------- ---------- ----------
Total direct expenses ............................    21,346     20,016     18,090

Indirect underwriting expenses ...................     6,384      6,296      5,906
Commissions received from reinsurers .............   (15,891)   (15,026)   (11,176)
Adjustment for deferred acquisition costs ........    (1,168)       380       (273)
                                                   ---------- ---------- ----------
Net policy acquisition costs ..................... $  10,671  $  11,666  $  12,547
                                                   ========== ========== ==========


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 23.0% in 2005, 23.3% in 2006 and 24.0% in 2007. For these periods, commission expense as a percentage of gross written and assumed premiums was 14.3%, 14.1% and 14.0%.

     Indirect underwriting expenses were 5.3%, 5.6% and 5.9% of total direct written and assumed premiums in 2005, 2006 and 2007, respectively. The increase in the 2007 percentage was due primarily to the transfer of the property and inland marine business in the standard lines and political subdivisions programs to Praetorian. The transfer reduced direct premiums written by approximately $4.5 million in 2007. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percentage of ceded reinsurance premiums were 31.6%, 31.1% and 31.4% in 2005, 2006 and 2007, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 10.9%, 10.8% and 11.8% of gross premiums earned and other income in 2005, 2006 and 2007, respectively. The increase in the 2007 percentage was due primarily to the transfer of the property and inland marine business in the standard lines and political subdivisions programs to Praetorian. Gross premiums earned for property and inland marine business in these programs decreased $10.9 million in 2007. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors, including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's revenues.

INTEREST EXPENSE

     Interest expense increased 6% in 2006 and increased less than 1% in 2007. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The increase in 2006 was due primarily to the increase in interest rates during the period, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

FEDERAL INCOME TAXES

     Chandler USA's federal income tax benefit (provision) as a percentage of income (loss) before income taxes was 35.6%, 32.9% and 11.6% for 2005, 2006 and 2007, respectively. The 2007 percentage decreased due primarily to the impact of nondeductible expenses on the net loss before income taxes.

     At December 31, 2007, Chandler USA had a net deferred tax asset of $3.4 million including $455,000 related to federal net operating loss carryforwards which begin to expire in 2025. Chandler USA believes it is more likely than not that the deferred income tax asset including the federal net operating loss carryforwards will be realized through future earnings. As a result, a valuation allowance has not been recorded. Chandler USA used the same assumptions as in internal financial projections to estimate future taxable income. If Chandler USA's results are not as profitable as anticipated, a valuation allowance may have to be established for the federal net operating loss carryforwards and the other remaining deferred tax assets.

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

     As of December 31, 2007, NAICO had statutory earned surplus of $12.5 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2008 without the approval of the Oklahoma Department of Insurance is $5.0 million. NAICO paid shareholder dividends to Chandler USA totaling $1.6 million during 2007.

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

     NAICO maintains a liquid operating position and follows investment guidelines that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet obligations and keeping a sufficient margin of capital and surplus to ensure unimpaired ability to write insurance. As of December 31, 2007, all of NAICO's fixed-maturity investments were rated A2 or A+ or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively.

     NAICO purchases investments to support its investment strategies which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and its mix of business. As of December 31, 2007, all of the investments of NAICO were in fixed-maturity investments, certificates of deposit insured by the FDIC, interest-bearing money market accounts, collateralized repurchase agreements and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. At the time of purchase, investments in debt securities that NAICO has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. NAICO has not classified any investments as trading account assets. Debt securities not classified as held to maturity or trading and equity securities are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of deferred income tax as a separate component of other comprehensive income until realized.

     Chandler USA used $131,000 in cash from operations in 2005 and provided $4.4 million and $8.7 million in cash from operations in 2006 and 2007, respectively. During 2005, net premiums written decreased slightly which attributed to Chandler USA using only $131,000 in cash from operations. In 2005, the increase in premium receivables and reinsurance recoverables on unpaid losses were offset by Chandler USA's net income and an increase in unearned premium. The cash provided by operations in 2006 included a decrease in reinsurance recoverable on unpaid losses of $29.2 million, but this was largely offset by a decrease in unpaid losses and loss adjustment expenses of $26.3 million. These decreases were primarily the result of recording additional estimated recoveries related to a favorable jury verdict in civil litigation regarding certain surety bond claims during 2006. The cash provided by operations in 2007 included an increase in unpaid losses and loss adjustment expenses of $17.3 million, but this was offset in part by an increase in reinsurance recoverable on unpaid losses of $10.6 million. These increases were primarily the result of reducing the estimated recoveries on certain surety bond claims based on a final judgment entered by the court. See "Litigation."

     Cash flows from investing activities were primarily the result of normal purchases and sales of investment securities. Net realized investment gains before income taxes were $383,000, $745,000 and $214,000 during 2005, 2006 and 2007, respectively, from the sale of investments. NAICO received proceeds of $2.5 million, $21.3 million and $17.6 million during 2005, 2006 and 2007, respectively, from the sale of available for sale securities prior to their maturity. The market value of NAICO's available for sale fixed-income investments decreased by $1.6 million and $1,000 in 2005 and 2006, respectively, and increased $2.2 million in 2007 due primarily to changes in interest rates experienced during this time. The average maturity of NAICO's fixed maturity investments was 3.4 years and 2.6 years at December 31, 2006 and 2007, respectively.

     Cash flows from financing activities were primarily the result of payments and loans between Chandler USA and Chandler Insurance. Chandler USA and Chandler Insurance are parties to an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2006 and 2007, Chandler USA had a receivable of $9.6 million and $11.5 million, respectively, under the Credit Agreement, and Chandler USA earned $614,000, $733,000 and $881,000 in interest income under the Credit Agreement during 2005, 2006 and 2007, respectively.

     NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. At December 31, 2007, the total amount of cash and investments restricted as a result of these arrangements was $8.0 million. In addition, NAICO has deposited $24.9 million of cash and investments into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest, which was 8.25% at December 31, 2007, on the unpaid lease balance which is a floating interest rate of 1% over JP Morgan Chase Bank prime. During March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million. See
Note 11 to Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

     The following table provides the future payments due by period under contractual obligations as of December 31, 2007, aggregated by type of obligation:


                                       LESS THAN      1-3        3-5     MORE THAN
                                        ONE YEAR     YEARS      YEARS     5 YEARS     TOTAL
                                       ----------  ---------  ---------  ---------  ---------
                                                           (In thousands)
Unpaid losses and loss adjustment
  expenses (1) ....................... $   38,981  $  42,140  $  15,181  $   4,288  $ 100,590
Future minimum rental payments
  under operating leases .............        568        541          -          -      1,109
Guaranteed residual value of
  operating lease (2) ................          -      1,518          -          -      1,518
Capital leases .......................         58         77         11          -        146
Debentures ...........................          -          -          -      6,979      6,979
Junior subordinated debentures
  issued to affiliated trusts ........          -          -          -     20,620     20,620
                                       ----------  ---------  ---------  ---------  ---------
  Total .............................. $   39,607  $  44,276  $  15,192  $  31,887  $ 130,962
                                       ==========  =========  =========  =========  =========

----------------------------------------


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


LITIGATION

     In October 1999, NAICO provided surety bonds for Gulsby Engineering, Inc. ("Gulsby") in connection with contracts between Gulf Liquids New River Project, LLC ("Gulf Liquids") and Gulsby for the construction of two gas processing plants in Louisiana. During 2001, Gulsby became unable to pay various vendors resulting in payments to vendors by NAICO totaling $20,182,499. In August 2001, NAICO filed suit in federal court in Louisiana alleging that Gulf Liquids had breached its obligations under the bonds by materially altering certain contracts and that as a result, NAICO was exonerated on the bonds and should recover the amounts paid to vendors. In the fall of 2001, Gulsby and Bay Limited, another contractor with whom Gulsby had entered into a joint venture for the construction of other gas processing plants for Gulf Liquids, filed lawsuits relating to those plants in Houston, Texas. Gulf Liquids filed original actions and counterclaims. NAICO intervened in the Texas lawsuits and, in addition, sued Williams Energy Marketing and Trading (which later became Williams Power Company, Inc.) ("Williams") alleging fraud, breach of contract, tortious interference with contractual relations, conspiracy and alter ego. These claims were asserted against both Gulf Liquids and Williams. Gulf Liquids asserted counterclaims alleging breach of contract against NAICO and requesting contractual and statutory damages ranging from $40 million to $80 million. The cases were consolidated for trial in the 215th Judicial District Court in Harris County, Texas. On August 1, 2006, the jury trial concluded in Harris County, Texas, related to the construction of two gas processing plants in Louisiana. The amounts the jury found owing to NAICO included approximately $20.2 million in actual damages and $70.0 million in punitive damages. See Note 10 of Notes to Consolidated Financial Statements for a discussion of this jury verdict.

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

     On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. All parties may appeal all or any of these judgments.

     In the fourth quarter of 2007, as a result of this final judgment, NAICO decreased the estimated recovery on the surety bond claims related to the construction of the two gas processing plants which resulted in an increase in losses and loss adjustment expenses incurred of $1.8 million. Unpaid losses and loss adjustment expenses increased $12.7 million and reinsurance recoverable on unpaid losses and loss adjustment expenses increased $10.9 million as of December 31, 2007 as a result of decreasing the estimated recovery. NAICO also decreased accrued interest income by $4.5 million for its estimate of prejudgment interest income.

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

     As of December 31, 2007, substantially all of the investments of NAICO were in fixed-maturity investments (rated A2 or A+ or better by Moody's Investors Service, Inc. or Standard & Poor's, respectively), certificates of deposit insured by the FDIC, interest-bearing money market accounts, collateralized repurchase agreements and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. NAICO does not hold any investments classified as trading account assets or derivative financial instruments.

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


                                                                                 Estimated
                                                                              fair value after
                                                                                hypothetical
                                    Fair value at         Hypothetical            change in
                                     December 31,          change in           interest rate
                                ----------------------    interest rate    ----------------------
                                   2006        2007     (bp=basis points)     2006        2007
                                ----------  ----------  -----------------  ----------  ----------
                                (Dollars in thousands)                     (Dollars in thousands)
Fixed-maturity investments ...  $   66,379  $   63,057  100 bp increase    $   64,392  $   61,526
                                                        200 bp increase        62,520      60,068
                                                        100 bp decrease        68,431      64,644
                                                        200 bp decrease        70,613      66,312


     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2007 would reduce the estimated fair value of NAICO's fixed-maturity investments by approximately $3.0 million at that date.

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

     The table below summarizes NAICO's equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2006 and 2007. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.


                                                                             Estimated
                                                                          fair value after
                                Fair value at                               hypothetical
                                 December 31,                            change in prices
                            ----------------------     Hypothetical    ----------------------
                               2006        2007        price change       2006        2007
                            ----------  ----------  -----------------  ----------  ----------
                            (Dollars in thousands)                     (Dollars in thousands)
Equity securities ........  $   1,921   $     141   20% increase ....  $   2,305   $     169
                                                    20% decrease ....      1,537         113


     Chandler USA is obligated for $7.0 million principal amount of Debentures that have a maturity date of July 16, 2014. The Debentures have a fixed interest rate of 8.75%. At December 31, 2007, the fair value of Chandler USA's Debentures was estimated to be $5.8 million based on the latest reported trade. Chandler USA's Debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The Debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate was 9.34% at December 31, 2007. At December 31, 2007, the fair value of Chandler USA's junior subordinated debentures was estimated to be $22.5 million.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. The sale and leaseback transaction resulted in a deferred gain of $2.0 million which was amortized into income over the final year of the lease, resulting in other income of $1.7 million in 2003 and $368,000 in 2004. During March 2004, the lease was extended for three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest, which was 8.25% at December 31, 2007, on the unpaid lease balance which is a floating interest rate of 1% over JP Morgan Chase Bank prime. During March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 15(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act"). Under the supervision and with the participation of Chandler USA's management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of Chandler USA's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Chandler USA's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Chandler USA to provide only management's report in this annual report.

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


NAME                  AGE     POSITION
--------------------  ---   ---------
W. Brent LaGere       62    Chairman of the Board, Chief Executive Officer, Compensation
                               Committee Member and Director.

Mark T. Paden         51    President, Compensation Committee Member and Director.

Lance A. LaGere       27    Executive Vice President and Chief Operating Officer.

Richard L. Evans      61    Senior Vice President and Director.

R. Patrick Gilmore    56    Senior Vice President, Secretary, General Counsel and Director.

Mark C. Hart          52    Senior Vice President-Finance, Chief Financial Officer and Treasurer.

M. Steven Blain       50    Vice President-Administration.

Robert L. Rice        73    Audit Committee Chairman and Director.

W. Scott Martin       57    Audit Committee Member and Director.

William T. Keele      71    Audit Committee Member and Director.


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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Forms 3, 4 and 5, any amendments thereto furnished to Chandler USA pursuant to the rules of the Securities and Exchange Commission, or written representations from certain reporting persons presented to Chandler USA, all such reports required to be filed by reporting persons have been filed in a timely fashion during the fiscal year ended December 31, 2007.

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

BASE SALARIES
     The purpose of the base salary is to reflect each executive's job responsibilities and to reward each executive's job performance. During 2007, the following base salaries were approved for our named executive officers:


                                                                  PERCENTAGE
NAMED EXECUTIVE OFFICER                       2007 BASE SALARY     INCREASE
--------------------------------------------  ----------------    ----------
W. Brent LaGere ............................  $        561,830          2.8%
Mark T. Paden ..............................           343,726          3.0%
Richard L. Evans ...........................           285,381          3.0%
R. Patrick Gilmore .........................           256,014          3.0%
Mark C. Hart ...............................           177,268          3.0%


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

CASH BONUSES
     While the company does not have a formal incentive bonus program, all of the named executive officers are eligible to receive cash bonuses. The amount of cash bonuses to be paid are determined at the discretion of the Compensation Committee. During 2007, the Compensation Committee awarded cash bonuses to the named executive officers as shown in the Summary Compensation Table that follows. These cash bonuses were paid during the years in which they are reported.

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

                              SUMMARY COMPENSATION TABLE

                                                                                   ALL OTHER
NAME AND PRINCIPLE POSITION                       YEAR    SALARY      BONUS      COMPENSATION(1)     TOTAL
---------------------------------------------     ----  ----------  ----------   ---------------  ------------
W. Brent LaGere, Chairman of the Board            2007  $ 549,255   $ 504,777    $    1,432,763   $ 2,486,795
 and CEO                                          2006    537,544     574,269           819,886     1,931,699

Mark T. Paden, President                          2007    342,891     183,000           155,994       681,885
                                                  2006    332,904     563,432            98,204       994,540

Richard L. Evans, Senior                          2007    284,688       8,000            22,972       315,660
 Vice President - Claims                          2006    276,396           -            21,383       297,779

R. Patrick Gilmore, Senior Vice President,        2007    251,043       8,000            14,867       273,910
 Secretary and General Counsel                    2006    243,731           -            13,102       256,833

Mark C. Hart, Senior Vice President - Finance,    2007    175,332      15,000             6,225       196,557
 Chief Financial Officer and Treasurer            2006    170,225           -             6,100       176,325

-------------------------------------------------------

(1) The amounts shown in this column include matching contributions under Chandler USA's 401(k) plan, life and disability insurance premiums and various perquisites and tax gross-ups as detailed below.


                  SUPPLEMENTAL TABLE FOR ALL OTHER COMPENSATION

                                   401(K)      LIFE          OTHER
                                  COMPANY    INSURANCE      PERSONAL       TAX
NAMED EXECUTIVE OFFICER    YEAR  MATCH (1)  PREMIUMS (2)  EXPENSES (3)  GROSS-UPS (4)    TOTAL
-------------------------  ----  ---------  ------------  ------------  -------------  ----------
W. Brent LaGere            2007  $  6,225   $   100,280   $   729,179   $    597,079   $1,432,763
                           2006     6,100        75,953       429,622        308,211      819,886

Mark T. Paden              2007     6,225        15,882        72,953         60,934      155,994
                           2006     6,100         3,900        54,615         33,589       98,204

Richard L. Evans           2007     6,225         5,000         8,111          3,636       22,972
                           2006     6,100         5,000         6,557          3,726       21,383

R. Patrick Gilmore         2007     6,225         2,000         5,188          1,454       14,867
                           2006     6,100         2,000         3,474          1,528       13,102

Mark C. Hart               2007     6,225             -             -              -        6,225
                           2006     6,100             -             -              -        6,100

----------------------------------


(1)  The amounts shown in this column reflect company matching contributions under our 401(k) plan.

(2)  The amounts shown in this column reflect the premiums paid or to be paid under life insurance arrangements with the named executive officers.  A portion of the premiums for each year ($30,153 for Mr. LaGere, $2,500 for Mr. Paden, $5,000 for Mr. Evans and $2,000 for Mr. Gilmore) were paid under a split dollar life insurance plan.  Under this plan, Chandler USA or its subsidiaries pay the premiums for life insurance issued to the named executive officer.  Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the named executive officer cancels and surrenders the policy.



(3)  The amounts shown in this column reflect various personal expenses, none of which individually exceeded the greater of $25,000 or ten percent of total perquisites for each named executive officer except as disclosed below.  Personal expenses included company provided automobiles, payment of disability insurance premiums and sporting event tickets for Messrs. LaGere, Paden, Evans and Gilmore.  In addition, the amounts shown for Mr. LaGere and Mr. Paden include automobile lease payments for each of their spouses, gasoline and other automobile related expenses for their spouses and other family members, club memberships and related expenses, payments for personal insurance premiums, personal flights on company provided aircraft and payments for miscellaneous personal expenses.  The incremental cost to the company of the personal use of company provided aircraft is calculated based on the variable operating cost per flight hour.  Mr. LaGere's personal expenses also included home and housing related expenses, legal and estate planning services, computer purchases, expenses related to personal investments, payments related to personally owned watercraft of $99,009 in 2007 and payments for personal charges on personal credit cards of $316,529 during 2007.

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

     The following table sets forth the compensation earned by our non-employee directors during the years indicated.


                                     DIRECTOR COMPENSATION

                                                    FEES EARNED
NAME                                    YEAR      OR PAID IN CASH      TOTAL
-----------------------------------   --------    ---------------    ----------
Robert L. Rice ....................     2007      $       12,375     $  12,375
                                        2006              12,375        12,375

W. Scott Martin ...................     2007              11,250        11,250
                                        2006              10,750        10,750

William T. Keele ..................     2007              11,250        11,250
                                        2006              10,750        10,750


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

March 17, 2008                                     Compensation Committee:
                                                   W. Brent LaGere
                                                   Mark T. Paden

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     All of the common stock of Chandler USA, its sole class of common equity, is owned by Chandler Insurance.

     The following table sets forth the number and percentage of outstanding shares of each class of the capital stock of Chandler Insurance that, as of February 29, 2008, are beneficially owned by (i) each director of Chandler USA and Chandler Insurance, (ii) each of the named executive officers and
(iii) all current directors and executive officers as a group:


                                                                                     BENEFICIAL OWNERSHIP
                                                              --------------------------------------------------------------
                                                                TYPE OF CAPITAL SHARES          NUMBER OF
NAME OF DIRECTOR OR EXECUTIVE OFFICER                            OF CHANDLER INSURANCE      CAPITAL SHARES (1)   PERCENT (2)
------------------------------------------------------------  --------------------------   --------------------  -----------

W. Brent LaGere (3) ........................................  Class A Common Shares                   500,661         80.0%
                                                              Series A Preferred Shares                75,152         21.0%

Mark T. Paden ..............................................  Class A Common Shares                   125,165         20.0%
                                                              Series A Preferred Shares                17,610          4.9%

Richard L. Evans ...........................................  Series A Preferred Shares                27,272          7.6%
                                                              Series B Preferred Shares                32,250         34.1%

R. Patrick Gilmore .........................................  Series B Preferred Shares                11,000         11.6%
Mark C. Hart ...............................................  Series A Preferred Shares                 3,528          1.0%
Robert L. Rice .............................................              -                                 -            -%
W. Scott Martin ............................................  Series C Preferred Shares                19,000          3.0%
William T. Keele (4) .......................................  Series C Preferred Shares               122,417         19.1%
All directors and officers as a group (8 persons) ..........  Class A Common Shares                   625,826        100.0%
                                                              Series A Preferred Shares               123,562         34.5%
                                                              Series B Preferred Shares                43,250         45.7%
                                                              Series C Preferred Shares               141,417         22.0%
-------------------------------------------------------------


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

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance, 357,991 Series A Preferred Shares of Chandler Insurance,
     94,696 Series B Preferred Shares of Chandler Insurance and 642,069 Series C Preferred Shares of Chandler Insurance
     outstanding on February 29, 2008.

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


SHAREHOLDERS HOLDING OVER FIVE PERCENT

     Listed below are persons, other than those listed previously, who are known by Chandler USA to own beneficially more than 5% of Chandler Insurance's Class A Common Shares as of February 29, 2008. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the common shares beneficially owned.


                                                                             BENEFICIAL OWNERSHIP
                                                                     ------------------------------------
NAME OF SHAREHOLDER                                                  NUMBER OF SHARES (1)    PERCENT (2)
-------------------------------------------------------------------- --------------------  --------------
Malinda K. LaGere Laird, Matthew C. LaGere and Lance A. LaGere,
  Successor Co-Trustees of the W. Brent LaGere Irrevocable Trust
  1010 Manvel Avenue, Chandler, Oklahoma 74834 .....................     370,890  (3)           59.3 %

--------------------------------------------------------------------


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

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance outstanding on February 29, 2008.

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

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for three years, and during March 2007 the lease was extended for an additional three years. See Note 11 to Consolidated Financial Statements for additional information. W. Scott Martin, a director of NAICO and Chandler USA, is an officer and director of the bank that participated in these transactions, and is also a significant shareholder of the bank's holding company. Mr. Martin is also a director of the bank that Chandler USA and its subsidiaries use as their principal disbursement bank, and is a significant shareholder of the bank's holding company. The balance maintained by Chandler USA and each subsidiary is fully insured by the FDIC, and Chandler USA and its subsidiaries pay customary service charges to the bank for the services provided.

     During the second quarter of 2006, CIMI purchased two limited partnership units in Basin Drilling #2 LP for $2,000, and purchased 8% cumulative subordinated debentures in the amount of $500,000. The timing of payment of interest and principal on the debentures is subject to various restrictions contained in the cumulative subordinated debenture note. Interest has been paid through September 30, 2007. The purpose of the partnership is to own and operate an oil and gas drilling rig. CIMI financed the purchase with a $500,000 variable rate bank loan. CIMI paid off the balance of this bank loan in December 2007. The partnership is managed by Basin Management, LLC ("BMLLC") who is the General Partner.
W. Scott Martin, a director of NAICO and Chandler USA, is the Manager for BMLLC, and is also a director of the bank and a significant shareholder of the bank holding company that provided the bank loan described above.

     Chandler USA leases a rural property from Davenport Farms, Inc. ("Davenport Farms"), a corporation owned by W. Brent LaGere, Richard L. Evans and Mark T. Paden. Chandler USA has placed three mobile homes on the property, drilled a water well connected to the mobile homes and made other smaller improvements to the property. Its personnel maintain these improvements. These mobile homes and the property provide hunting, fishing, lodging, dining and other outdoor recreational activities for the entertainment of customers and business associates of Chandler USA and/or its subsidiaries. Chandler USA pays no rent to Davenport Farms but reimburses it for one-half of the utilities and for hunting supplies. Chandler USA has also agreed to indemnify Davenport Farms for claims arising out of its use of the property. Chandler USA retains the right to remove all structures located upon the property when the lease terminates. In 2005, 2006 and 2007, Chandler USA incurred approximately $313,000, $308,000 and $302,000, respectively, in expenses associated with its use of this property, including $10,000, $11,000 and $3,000 for reimbursement of certain expenses, such as utility and similar expenses, for the years 2005, 2006 and 2007, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate audit fees billed or to be billed by Tullius Taylor Sartain & Sartain LLP for the audit of Chandler USA's annual financial statements and review of financial statements included in Chandler USA's Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $178,900 and $186,400 for the years ended December 31, 2006 and 2007, respectively.

AUDIT-RELATED FEES

     The aggregate fees billed for professional services rendered by Tullius Taylor Sartain & Sartain LLP for audit related services rendered in connection with the audits of employee benefit plans and consultation on accounting standards or transactions were $21,000 and $18,500 for the years ended December 31, 2006 and 2007, respectively.

TAX FEES

     The aggregate fees billed or to be billed for professional services rendered by Tullius Taylor Sartain & Sartain LLP for tax compliance, tax advice and tax planning were $20,750 and $39,675 for the years ended December 31, 2006 and 2007, respectively.

ALL OTHER FEES

     There were no fees billed by Tullius Taylor Sartain & Sartain LLP for professional services other than those reported in the categories above for the years ended December 31, 2006 and 2007.

POLICY ON PRE-APPROVAL OR RETENTION OF INDEPENDENT AUDITORS

     All audit and permitted non-audit services for which Chandler USA engages Tullius Taylor Sartain & Sartain LLP require pre-approval by Chandler USA's Audit Committee. The percentage of Audit-Related Fees, Tax Fees and All Other Fees out of all fees paid to Tullius Taylor Sartain & Sartain LLP was 18.9% and 23.8% for the years ended December 31, 2006 and 2007, respectively.

                                       PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2007, together with the related notes thereto and the report of Tullius Taylor Sartain & Sartain LLP, independent auditors on such financial statements, are filed as a part of this Form 10-K. See accompanying Index on page F-1.

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

     ---------------------

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

                           CHANDLER (U.S.A.), INC.

Date: March 17, 2008  By:  /s/ W. Brent LaGere
                           ----------------------------------------------------
                           W. Brent LaGere
                            Chairman of the Board and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: March 17, 2008       /s/ W. Brent LaGere
                           ----------------------------------------------------
                           W. Brent LaGere, Chairman of the Board,
                            Chief Executive Officer and Director
                            (Principal Executive Officer)

Date: March 17, 2008       /s/ Mark T. Paden
                           ----------------------------------------------------
                           Mark T. Paden, President and Director


Date: March 17, 2008       /s/ Mark C. Hart
                           ----------------------------------------------------
                           Mark C. Hart, Senior Vice President - Finance,
                            Chief Financial Officer and Treasurer
                            (Principal Financial and Accounting Officer)


Date: March 17, 2008       /s/ Richard L. Evans
                           ----------------------------------------------------
                           Richard L. Evans, Senior Vice President and Director


Date: March 17, 2008       /s/ R. Patrick Gilmore
                           ----------------------------------------------------
                            R. Patrick Gilmore, Senior Vice President,
                             Secretary, General Counsel and Director


Date: March 17, 2008       /s/ Robert L. Rice
                           ----------------------------------------------------
                           Robert L. Rice, Director

Date: March 17, 2008       /s/ W. Scott Martin
                           ----------------------------------------------------
                           W. Scott Martin, Director

Date: March 17, 2008       /s/ William T. Keele
                           ----------------------------------------------------
                           William T. Keele, Director

                            CHANDLER (U.S.A.), INC.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                      PAGES
                                                                                                -----------------
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2006 and 2007 .................................         F-2

Consolidated Statements of Operations for the years ended
    December 31, 2005, 2006 and 2007 .........................................................         F-3

Consolidated Statements of Comprehensive Income for the years ended
    December 31, 2005, 2006 and 2007 .........................................................         F-4

Consolidated Statements of Cash Flows for the years ended
    December 31, 2005, 2006 and 2007 .........................................................         F-5

Consolidated Statements of Shareholder's Equity for the years ended
    December 31, 2005, 2006 and 2007 .........................................................         F-6

Notes to Consolidated Financial Statements ...................................................   F-7 through F-26

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
    and Financial Statement Schedules ........................................................         F-27

SCHEDULES

    I    Summary of Investments - Other Than Investments in Related Parties ..................         F-28

    II   Condensed Financial Information of Registrant .......................................   F-29 through F-31

    III  Supplementary Insurance Information .................................................         F-32

    IV   Reinsurance .........................................................................         F-33

    V    Valuation and Qualifying Accounts ...................................................         F-34

    VI   Supplemental Information (for property-casualty insurance underwriters) .............         F-35


                            CHANDLER (U.S.A.), INC.
                          CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share amounts)

                                                                                                  DECEMBER 31,
                                                                                             -----------------------
                                                                                                2006         2007
                                                                                             ----------   ----------
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $19,830 and $32,416 in 2006 and 2007, respectively) ......... $  19,151    $  32,670
    Unrestricted (amortized cost $48,557 and $30,484 in 2006 and 2007, respectively) .......    47,228       30,387
  Equity securities at fair value (cost $1,587 and $0 in 2006 and 2007, respectively) ......     1,921          141
  Short-term investments ...................................................................         -        1,045
                                                                                             ----------   ----------
    Total investments ......................................................................    68,300       64,243
Cash and cash equivalents ($450 and $146 restricted in 2006 and 2007, respectively) ........    21,403       32,956
Accrued investment income ..................................................................     5,022          874
Premiums receivable, less allowance for non-collection
  of $170 and $134 at 2006 and 2007, respectively ..........................................    31,008       28,128
Reinsurance recoverable on paid losses .....................................................     1,087        1,100
Reinsurance recoverable on unpaid losses, less allowance for non-collection
  of $130 and $239 at 2006 and 2007, respectively ..........................................    25,588       36,036
Reinsurance recoverable on unpaid losses from related parties ..............................    15,584       18,688
Prepaid reinsurance premiums ...............................................................     7,603        3,105
Prepaid reinsurance premiums to related parties ............................................    13,506       12,928
Deferred policy acquisition costs ..........................................................       845        1,118
Property and equipment, net ................................................................     8,457        8,255
Amounts due from related parties ...........................................................     9,584       11,506
State insurance licenses, net ..............................................................     3,745        3,745
Other assets ...............................................................................    11,040       11,685
                                                                                             ----------   ----------
Total assets ............................................................................... $ 222,772    $ 234,367
                                                                                             ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ............................................... $  83,253    $ 100,590
  Unearned premiums ........................................................................    53,217       46,389
  Policyholder deposits ....................................................................     7,663        7,947
  Accrued taxes and other payables .........................................................     5,119        5,777
  Premiums payable .........................................................................     1,955        2,263
  Premiums payable to related parties ......................................................     1,002          198
  Debentures ...............................................................................     6,979        6,979
  Junior subordinated debentures issued to affiliated trusts ...............................    20,620       20,620
                                                                                             ----------   ----------
    Total liabilities ......................................................................   179,808      190,763
                                                                                             ----------   ----------
Commitments and contingencies (Notes 10 and 11)
Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ....................................................         2            2
  Paid-in surplus ..........................................................................    60,584       60,584
  Accumulated deficit ......................................................................   (16,517)     (17,179)
  Accumulated other comprehensive income (loss):
    Unrealized gain (loss) on investments available for sale, net of deferred income taxes..    (1,105)         197
                                                                                             ----------   ----------
    Total shareholder's equity .............................................................    42,964       43,604
                                                                                             ----------   ----------
Total liabilities and shareholder's equity ................................................. $ 222,772    $ 234,367
                                                                                             ==========   ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                               2005         2006         2007
                                                                           ------------ ------------ ------------
Premiums and other revenues
 Direct premiums written and assumed ....................................  $   120,344  $   113,043  $   100,081
 Reinsurance premiums ceded .............................................      (23,060)     (21,098)      (7,690)
 Reinsurance premiums ceded to related parties ..........................      (27,158)     (27,156)     (27,959)
                                                                           ------------ ------------ ------------
  Net premiums written and assumed . ....................................       70,126       64,789       64,432
 Decrease (increase) in unearned premiums ...............................       (4,066)         915        1,753
                                                                           ------------ ------------ ------------
  Net premiums earned ...................................................       66,060       65,704       66,185

Investment income (loss), net ....... ...................................        2,798        9,801         (572)
Interest income, net from related parties ...............................          670          792          941
Realized investment gains, net ..........................................          383          745          214
Other income ............................................................          251          317        1,916
                                                                           ------------ ------------ ------------
  Total premiums and other revenues .....................................       70,162       77,359       68,684
                                                                           ------------ ------------ ------------

Operating costs and expenses
 Losses and loss adjustment expenses, net of amounts ceded
  to related parties of $13,200, $14,007 and $16,808
  in 2005, 2006 and 2007, respectively ..................................       37,324       45,473       41,393
 Policy acquisition costs, net of ceding commissions received from related parties of $10,498, $10,445 and $10,633
  in 2005, 2006 and 2007, respectively ..................................       10,671       11,666       12,547
 General and administrative expenses ....................................       12,749       12,469       12,790
 Interest expense .......................................................        2,535        2,690        2,703
                                                                           ------------ ------------ ------------
  Total operating costs and expenses ....................................       63,279       72,298       69,433
                                                                           ------------ ------------ ------------
Income (loss) before income taxes .......................................        6,883        5,061         (749)
Federal income tax benefit (provision) ..................................       (2,450)      (1,665)          87
                                                                           ------------ ------------ ------------
Income (loss) ...........................................................  $     4,433  $     3,396  $      (662)
                                                                           ============ ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                    2005         2006         2007
                                                                               ------------ ------------ ------------
Net income (loss) ............................................................ $     4,433  $     3,396  $      (662)
                                                                               ------------ ------------ ------------
Other comprehensive income (loss), before income tax:
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period ....................      (1,040)         566        2,187
  Less: Reclassification adjustment for gains included in net income (loss) ..        (383)        (745)        (214)
                                                                               ------------ ------------ ------------
Other comprehensive income (loss), before income tax .........................      (1,423)        (179)       1,973

Income tax benefit (provision) related to items of other
 comprehensive income (loss) .................................................         484           61         (671)
                                                                               ------------ ------------ ------------
Other comprehensive income (loss), net of income tax .........................        (939)        (118)       1,302
                                                                               ------------ ------------ ------------
Comprehensive income ......................................................... $     3,494  $     3,278  $       640
                                                                               ============ ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                               2005         2006         2007
                                                                           ------------ ------------ ------------
OPERATING ACTIVITIES
 Net income (loss) ......................................................  $     4,433  $     3,396  $      (662)
 Add (deduct):
  Adjustments to reconcile net income (loss) to cash
   provided by (applied to) operating activities:
   Realized investment gains, net .......................................         (383)        (745)        (214)
   Net (gains) losses on sale of property and equipment .................           (2)          20           (6)
   Amortization and depreciation ........................................        1,486        1,379        1,431
   Provision for non-collection of premiums .............................          176           80           19
   Provision for non-collection of reinsurance recoverables .............          108           97          356
   Net change in non-cash balances relating to operating activities:
    Accrued investment income ...........................................           28       (4,135)       4,148
    Premiums receivable .................................................       (5,713)      (2,742)       2,861
    Reinsurance recoverable on paid losses ..............................         (875)       1,647         (260)
    Reinsurance recoverable on paid losses from related parties .........           83            -            -
    Reinsurance recoverable on unpaid losses ............................       (4,263)      29,164      (10,557)
    Reinsurance recoverable on unpaid losses from related parties .......       (1,127)      (1,300)      (3,104)
    Prepaid reinsurance premiums ........................................           74        2,160        4,498
    Prepaid reinsurance premiums to related parties .....................           68       (1,259)         578
    Deferred policy acquisition costs ...................................       (1,168)         380         (273)
    Other assets ........................................................        2,676        2,129       (1,373)
    Unpaid losses and loss adjustment expenses ..........................        1,308      (26,288)      17,337
    Unearned premiums ...................................................        3,925       (1,817)      (6,828)
    Policyholder deposits ...............................................          772        1,979          284
    Accrued taxes and other payables ....................................         (357)        (441)         997
    Premiums payable ....................................................       (1,493)        (226)         308
    Premiums payable to related parties .................................          113          889         (804)
                                                                           ------------ ------------ ------------
   Cash provided by (applied to) operating activities ...................         (131)       4,367        8,736
                                                                           ------------ ------------ ------------
INVESTING ACTIVITIES
 Short-term investments:
  Purchases .............................................................            -            -       (1,330)
  Maturities ............................................................            -            -          285
 Unrestricted fixed maturities available for sale:
  Purchases .............................................................       (6,158)        (995)     (13,585)
  Sales .................................................................        2,091            -       10,120
  Maturities ............................................................        1,770        5,809        8,588
 Equity securities available for sale:
  Purchases .............................................................         (500)     (13,620)      (5,811)
  Sales .................................................................          380       21,336        7,457
 Cost of property and equipment purchased ...............................         (413)        (688)        (696)
 Proceeds from sale of property and equipment ...........................           70           71           50
 Investment in limited partnership ......................................            -         (502)           -
                                                                           ------------ ------------ ------------
   Cash provided by (applied to) investing activities ...................       (2,760)      11,411        5,078
                                                                           ------------ ------------ ------------
FINANCING ACTIVITIES
 Payments and loans from related parties ................................        2,513        1,747        2,164
 Payments and loans to related parties ..................................         (982)      (1,971)      (4,086)
 Bank loan proceeds .....................................................            -          500            -
 Payments on bank loan ..................................................            -         (161)        (339)
                                                                           ------------ ------------ ------------
   Cash provided by (applied to) financing activities ...................        1,531          115       (2,261)
                                                                           ------------ ------------ ------------
 Increase (decrease) in cash and cash equivalents during the period .....       (1,360)      15,893       11,553
 Cash and cash equivalents at beginning of period .......................        6,870        5,510       21,403
                                                                           ------------ ------------ ------------
 Cash and cash equivalents at end of period .............................  $     5,510  $    21,403  $    32,956
                                                                           ============ ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (Amounts in thousands)

                                                                           Accumulated
                                                                              other          Total
                                       Common      Paid-in    Accumulated  comprehensive  shareholder's
                                       stock       surplus      deficit    income (loss)     equity
                                    -----------  -----------  -----------  -------------  -------------
Balance, January 1, 2005 .........  $        2   $   60,584   $  (24,346)  $        (48)  $     36,192

Net income .......................           -            -        4,433              -          4,433

Change in unrealized loss on
 investments available for
 sale, net of income tax .........           -            -            -           (939)          (939)
                                    -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2005 .......           2       60,584      (19,913)          (987)        39,686
                                    -----------  -----------  -----------  -------------  -------------
Net income .......................           -            -        3,396              -          3,396

Change in unrealized loss on
 investments available for
 sale, net of income tax .........           -            -            -           (118)          (118)
                                    -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2006 .......           2       60,584      (16,517)        (1,105)        42,964
                                    -----------  -----------  -----------  -------------  -------------
Net loss .........................           -            -         (662)             -           (662)

Change in unrealized loss on
 investments available for
 sale, net of income tax .........           -            -            -          1,302          1,302
                                    -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2007 .......  $        2   $   60,584   $  (17,179)  $        197   $     43,604
                                    ===========  ===========  ===========  =============  =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

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

     (h)  PROPERTY AND EQUIPMENT

             Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 to 31 years. Property and equipment consisted of the following at December 31:

                                                       2006         2007
                                                    ----------   ----------
                                                         (In thousands)
                  Real estate and improvements ...  $  11,889    $  11,967
                  Other property and equipment ...      8,408        8,577
                                                    ----------   ----------
                                                       20,297       20,544
                  Accumulated depreciation .......    (11,840)     (12,289)
                                                    ----------   ----------
                                                    $   8,457    $   8,255
                                                    ==========   ==========

             Depreciation expense was approximately $815,000, $780,000 and $854,000 for 2005, 2006 and 2007, respectively.

     (i)  INTANGIBLE ASSETS

             Intangible assets are stated at cost less accumulated amortization. Prior to 2002, the cost of state insurance licenses acquired was amortized over 40 years using the straight-line method. Effective January 1, 2002, the state insurance licenses are no longer amortized since they were determined to have indefinite lives but are reviewed at least annually for impairment. Chandler USA completed the required impairment tests during 2006 and 2007 and concluded that there has not been an impairment loss since the fair values exceeded their carrying values. The fair values were determined based on the present value of projected future net cash flows. Intangible assets included the following at December 31:

                                                       2006         2007
                                                    ----------   ----------
                                                         (In thousands)
                  State insurance licenses .......  $   5,991    $   5,991
                  Accumulated amortization .......     (2,246)      (2,246)
                                                    ----------   ----------
                                                    $   3,745    $   3,745
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

     (n)  SUPPLEMENTAL CASH FLOW INFORMATION

             Cash payments for interest and income taxes, and noncash investing activities were as follows:


                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                             2005       2006       2007
                                                          ---------- ---------- ----------
                                                                   (In thousands)
      Cash payments during the year for:
        Interest .......................................  $   2,447  $   2,608  $   2,649
        Income taxes ...................................        160          -         25

      Transfers to restricted securities, net ..........  $  (3,429) $  (8,127) $ (12,726)


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

             In February 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Chandler USA adopted SFAS No. 155 effective January 1, 2007. The adoption of SFAS No. 155 did not have a material impact on Chandler USA's consolidated financial statements.

             In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 156 requires an entity to separately recognize financial assets as servicing assets or servicing liabilities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts. The entity must also initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable. Servicing assets and servicing liabilities subsequently measured at fair value must be separately presented in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities are required. Chandler USA adopted SFAS No. 156 effective January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on Chandler USA's consolidated financial statements.

             In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure of a tax position taken or expected to be taken in a tax return as well as the derecognition of a tax position previously recognized in the financial statements. Chandler USA adopted FIN No. 48 effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on Chandler USA's consolidated financial statements.

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

             In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires the company to recognize the funded status of its defined benefit postretirement plans as an asset or liability in its financial statements. In addition, the statement eliminates the use of a measurement date that is different than the date of the company's year-end financial statements. Chandler USA has adopted SFAS No. 158 effective December 31, 2006. The adoption of SFAS No. 158 did not have a material impact on Chandler USA's consolidated financial statements.

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

             In March 2007, the FASB ratified Emerging Issues Task Force Issue ("EITF") No. 06-10, "Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF No. 06-10 provides guidance for determining a liability for the postretirement benefit obligation and for recognition and measurement of the associated asset based on the terms of the collateral assignment agreement. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007. Chandler USA has evaluated EITF No. 06-10 and has determined that its adoption is not expected to have a material impact on its consolidated financial statements.

             In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method (referred to as the purchase method in SFAS No. 141, "Business Combinations"). SFAS No. 141
          (R) is effective for fiscal years beginning on or after December 15, 2008 and is to be applied to business combinations occurring after the effective date. Chandler USA does not expect the adoption of SFAS No. 141(R) to have a material impact on its consolidated financial statements.

             In December 2007, the FASB issued FASB No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Chandler USA does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

NOTE 2. INVESTMENTS AND INVESTMENT INCOME

     Net investment income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.


                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                               2005       2006       2007
                                                            ---------- ---------- ----------
                                                                     (In thousands)
Interest on fixed-maturity investments ...................  $   2,791  $   2,829  $   2,818
Interest on short-term investments and cash equivalents ..        159        574      1,069
Dividend income on equity securities .....................        135         58         11
Prejudgment interest related to litigation ...............          -      6,648     (4,148)
Investment expenses ......................................       (287)      (308)      (322)
                                                            ---------- ---------- ----------
  Investment income, net .................................      2,798      9,801       (572)
                                                            ---------- ---------- ----------
Realized gains, net - fixed-maturity investments .........          3          -        154
Realized gains, net - equity securities ..................        380        745         60
                                                            ---------- ---------- ----------
  Realized investments gains, net ........................        383        745        214
                                                            ---------- ---------- ----------
                                                            $   3,181  $  10,546  $    (358)
                                                            ========== ========== ==========


     During 2006, NAICO recorded $6.6 million of interest income for its estimate of prejudgment interest on a favorable jury verdict in civil litigation regarding certain surety bond claims. During 2007, NAICO reversed $4.1 million of the prejudgment interest income based on a final judgment entered by the court. See Note 10 for more information related to this litigation.

     Investment expenses include $137,000, $164,000 and $193,000 for the years ended December 31, 2005, 2006 and 2007, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

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
                                            ========== ========== ========== ========== ==========



                                                         GROSS      GROSS
                                                       UNREALIZED UNREALIZED   FAIR     CARRYING
DECEMBER 31, 2007                               COST     GAINS      LOSSES     VALUE      VALUE
------------------------------------------  ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                             (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies ..........................  $  38,723  $     516  $     (67) $  39,172  $  39,172
Corporate obligations ....................     18,703         49       (246)    18,506     18,506
Public utilities .........................      4,287          2        (58)     4,231      4,231
Mortgage-backed securities ...............      1,187          -        (39)     1,148      1,148
                                            ---------- ---------- ---------- ---------- ----------
                                            $  62,900  $     567  $    (410) $  63,057  $  63,057
                                            ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ..........................  $       -  $     141  $       -  $     141  $     141
                                            ========== ========== ========== ========== ==========


     At December 31, 2006 and 2007, Chandler USA did not hold any fixed maturity investments that exceeded 10% of shareholder's equity.

     The fair value of Chandler USA's investments with sustained gross unrealized losses at December 31, 2007 is presented below:


                                         LESS THAN 12 MONTHS      12 MONTHS OR LONGER             TOTAL
                                       -----------------------  -----------------------  ------------------------
                                                    UNREALIZED               UNREALIZED               UNREALIZED
                                       FAIR VALUE     LOSSES    FAIR VALUE     LOSSES    FAIR VALUE     LOSSES
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                                                   (In thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .......... $        -   $       -   $   14,636   $     (67)  $   14,636   $     (67)
Corporate securities .................          -           -       15,449        (246)      15,449        (246)
Public utilities .....................          -           -        2,544         (58)       2,544         (58)
Mortgage-backed securities ...........          -           -        1,147         (39)       1,147         (39)
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                       $        -   $       -   $   33,776   $    (410)  $   33,776   $    (410)
                                       ===========  ==========  ===========  ==========  ===========  ==========


     The unrealized losses of Chandler USA's fixed maturity investments were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Chandler USA regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Based on an evaluation of the issues, including, but not limited to, Chandler USA's intentions to sell or ability to hold the investments; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, Chandler USA does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at December 31, 2007 are shown below:


                                                      AVAILABLE FOR SALE
                                                    ------------------------
                                                     AMORTIZED
                                                        COST      FAIR VALUE
                                                    ------------  ----------
                                                         (In thousands)
Due in one year or less ..........................  $    17,743   $  17,663
Due after one year through five years ............       30,472      30,592
Due after five years through ten years ...........       11,812      11,966
Due after ten years ..............................        1,686       1,688
                                                    ------------  ----------
                                                         61,713      61,909

Mortgage-backed securities .......................        1,187       1,148
                                                    ------------  ----------
                                                    $    62,900   $  63,057
                                                    ============  ==========


     Realized gains and losses from sales of investments are shown below:


                                                     2005     2006     2007
                                                   -------- -------- --------
                                                         (In thousands)
FIXED MATURITIES:
Gross realized gains ............................. $    20  $     -  $   191
Gross realized losses ............................     (17)       -      (37)
                                                   -------- -------- --------
 Total net realized gains ........................ $     3  $     -  $   154
                                                   ======== ======== ========

EQUITY SECURITIES:
Gross realized gains ............................. $   380  $   855  $   229
Gross realized losses ............................       -     (110)    (169)
                                                   -------- -------- --------
 Total net realized gains ........................ $   380  $   745  $    60
                                                   ======== ======== ========


     NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. As of December 31, 2006 and 2007, the carrying value of these deposits totaled approximately $7.7 million and $8.0 million, respectively. In addition, NAICO has deposited $24.9 million of cash and investments into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer.

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

     Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses were approximately $13.2 million and $11.1 million at December 31, 2006 and 2007, respectively. Included in these recoverable amounts were net recoverables of $10.8 million and $10.1 million in 2006 and 2007, respectively, related to a favorable jury verdict in civil litigation regarding certain surety bond claims during 2006. See Note 10 for more information related to this litigation. NAICO may or may not recover the above estimated recoveries and could incur significant costs in collecting these recoverables.

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

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2005        2006       2007
                                                             ----------  ----------  ----------
                                                                       (In thousands)
Net balance at beginning of year ..........................  $  44,695   $  40,549   $  42,081
                                                             ----------  ----------  ----------
Net losses and loss adjustment expenses incurred related to:
  Current year ............................................     30,985      41,644      40,194
  Prior years .............................................      6,339       3,829       1,199
                                                             ----------  ----------  ----------
    Total .................................................     37,324      45,473      41,393
                                                             ----------  ----------  ----------
Net paid losses and loss adjustment expenses related to:
  Current year ............................................    (11,171)    (12,403)    (12,494)
  Prior years .............................................    (30,299)    (31,538)    (25,114)
                                                             ----------  ----------  ----------
    Total .................................................    (41,470)    (43,941)    (37,608)
                                                             ----------  ----------  ----------
Net balance at end of year ................................  $  40,549   $  42,081   $  45,866
                                                             ==========  ==========  ==========



     NAICO experienced a significant amount of incurred losses related to prior accident years during the 2005 and 2006 calendar years. Incurred losses related to prior accident years decreased $2.5 million or 40% in 2006 and decreased $2.6 million or 69% in 2007. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

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

     During 2007, NAICO experienced adverse loss development totaling $1.2 million primarily in the surety bond program. During 2007, a portion of the estimated recoveries that were recorded in the surety bond program during 2006 were reduced based on a final judgment entered by the court regarding certain surety bond claims. The reduction of the estimated recoveries accounted for $1.8 million of the loss development during 2007. The adverse loss development included approximately $356,000 for provisions for potentially uncollectible reinsurance.

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

NOTE 4. DEBENTURES

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures (the "Debentures") with a maturity date of July 16, 2014. The Debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The indenture governing the Debentures was amended during 2003 to clarify that purchases of Debentures by Chandler USA through private treaty or on the open market for an agreed price of less than the sum of the principal amount and accrued interest are not considered to be a redemption of the Debentures, and that any such Debentures purchased by Chandler USA will be cancelled. Chandler USA purchased and cancelled $16.7 million and $275,000 principal amount of the Debentures during 2003 and 2004, respectively, and at December 31, 2007, there were $6,979,000 principal amount of the Debentures outstanding. As of December 31, 2007, Chandler USA has capitalized
$214,000 related to debt issuance costs for the Debentures. These costs are being amortized as interest expense over the term of the Debentures. When Debentures are purchased and cancelled by Chandler USA, debt issuance costs are reduced accordingly and reflected in the gain on retirement of debt which is included in other income in the consolidated statements of operations. Chandler USA's subsidiaries and affiliates are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. The indenture governing the Debentures contains certain restrictive covenants, including covenants that limit subsidiary debt, issuance or sale of subsidiary stock, incurring of liens, sale-leaseback transactions for a period of more than three years, mergers, consolidations and sales of assets. At December 31, 2007, Chandler USA was in compliance with all covenants.

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

     In December 2003, Chandler USA established Chandler Capital Trust II ("Trust II") by purchasing all of its common securities for $217,000. Trust II is a Delaware statutory business trust and is a wholly owned non-consolidated subsidiary of Chandler USA. On December 16, 2003, Trust
II issued $7.0 million of capital securities (the "Trust II Preferred Securities") to InCapS Funding II, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Trust II used the proceeds from the issuance to purchase $7,217,000 of floating rate junior subordinated debentures (the "Junior Debentures II") of Chandler
USA. Distributions on the Junior Debentures II are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 9.34% at December 31, 2007. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures II, with such deferred payments accruing interest compounded quarterly. The Junior Debentures II are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium.

     The Junior Debentures II are the sole assets of Trust II and Trust II will distribute any cash payments it receives thereon to the holders of its preferred and common securities. Distributions on the Trust II Preferred Securities are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to January 8, 2009). The interest rate was 9.34% at December 31, 2007. Trust II may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust II Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust II Preferred Securities are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium. All payments by Trust II regarding the Trust II Preferred Securities are guaranteed by Chandler USA.

     The sale of the Trust I Preferred Securities and the Trust II Preferred Securities during 2003 resulted in net proceeds of $19.3 million to Chandler USA, net of placement costs. As of December 31, 2007, issuance costs in the amount of $622,000 have been capitalized and are being amortized over the stated maturity periods of thirty years.

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

STATUTORY FINANCIAL INFORMATION AND MINIMUM CAPITAL REQUIREMENTS

     NAICO is required to file financial statements with state regulatory authorities prepared on a statutory basis which differs from GAAP. Statutory net income and statutory capital and surplus of NAICO are as follows:


                                                    2005      2006      2007
                                                  --------  --------  --------
                                                         (In thousands)
             Statutory net income ..............  $  5,915  $  3,789  $  1,037
             Statutory capital and surplus .....  $ 47,285  $ 51,663  $ 50,250


     During 2005, the Oklahoma Insurance Code was amended to allow domestic insurers to admit office equipment, furniture and other such property constituting less than 3% of its otherwise admitted assets. This prescribed accounting practice increased NAICO's statutory capital and surplus by $510,000, $404,000 and $305,000 at December 31, 2005, 2006 and 2007,
respectively. There is no difference between NAICO's statutory net income under the National Association of Insurance Commissioners' ("NAIC") ACCOUNTING PRACTICES AND PROCEDURES manual and practices prescribed by the Oklahoma Insurance Code.

     The Oklahoma Insurance Commissioner has the right to permit other specific practices that deviate from prescribed practices. NAICO does not have any such permitted practices.

     The NAIC has adopted risk-based capital ("RBC") standards for domestic property and casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 2006 and 2007.

     At periodic intervals, various insurance regulatory authorities routinely examine the required statutory financial statements of NAICO as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

     The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Oklahoma Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year, or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria, the maximum shareholder dividend NAICO may pay in 2008 without the approval of the Oklahoma Department of Insurance is approximately $5.0 million. NAICO paid cash shareholder dividends to Chandler USA totaling $1.6 million in 2007. NAICO did not pay any shareholder dividends during 2005 and 2006.

     The future payment of shareholder dividends also depends upon the earnings, financial position and cash requirements of Chandler USA, as well as regulatory limitations and such other factors as the board of directors may deem relevant.

     NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $12.5 million as of December 31, 2007). NAICO paid approximately $4,000 in policyholder dividends during 2006, respectively. NAICO did not pay any policyholder dividends during 2005 or 2007.

NOTE 7. INCOME TAXES

     Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differ from those expected using U.S. Federal enacted income tax rates as noted by the following:



                                                                       2005       2006       2007
                                                                    ---------- ---------- ----------
                                                                             (In thousands)
Computed income tax provision (benefit) at 34% ...................  $   2,340  $   1,721  $    (255)
Increase (decrease) in income taxes resulting from:
  Utilization of capital loss carryforward .......................       (104)      (253)       (73)
  Nondeductible meals and entertainment expenses .................        164        163        150
  Other nondeductible expenses ...................................         50         34         91
                                                                    ---------- ---------- ----------
Federal income tax provision (benefit) ...........................  $   2,450  $   1,665  $     (87)
                                                                    ========== ========== ==========


     U.S. Federal income tax provision (benefit) consists of:

                                                                     CURRENT    DEFERRED    TOTAL
                                                                    ---------- ---------- ----------
                                                                             (In thousands)
2005 .............................................................  $     160  $   2,290  $   2,450
2006 .............................................................          -      1,665      1,665
2007 .............................................................          -        (87)       (87)


     Deferred income tax provision (benefit) relating to temporary differences includes the following components:

                                                                       2005       2006       2007
                                                                    ---------- ---------- ----------
                                                                             (In thousands)
Loss reserve discounts ...........................................  $     454  $      66  $       9
Unearned premiums ................................................       (256)        62        119
Deferred policy acquisition costs ................................        397       (129)        93
Investment in limited partnerships ...............................       (126)      (152)       (40)
Alternative minimum tax ..........................................       (160)         -          -
Reserve for uncollectible premiums receivable ....................        (36)        18         12
Depreciation and lease expense ...................................       (106)       (70)       (49)
Discount on fixed maturity investments ...........................         26         23         21
Accrual of prejudgment interest income ...........................          -      1,410     (1,410)
Net operating loss carryforwards .................................      2,076        530      1,118
Other ............................................................         21        (93)        40
                                                                    ---------- ---------- ----------
                                                                    $   2,290  $   1,665  $     (87)
                                                                    ========== ========== ==========


     The tax effect of temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:


                                                                     2006          2007
                                                                 ------------  ------------
                                                                       (In thousands)
Deferred tax assets:
  Loss reserve discounts ......................................  $     2,049   $     2,040
  Unearned premiums ...........................................        2,183         2,064
  Compensated absences ........................................          227           191
  Net operating loss carryforwards - federal ..................        1,572           455
  Net operating loss carryforwards - state ....................        3,230         2,057
  Net capital loss carryforward ...............................          818             -
  Investment in limited partnership ...........................          278           318
  Unrealized loss on investments available for sale ...........          569             -
  Other .......................................................          262           306
  Valuation allowance .........................................       (4,048)       (2,057)
                                                                 ------------  ------------
Total deferred tax assets .....................................        7,140         5,374
                                                                 ------------  ------------
Deferred tax liabilities:
  Depreciation and lease expense ..............................        1,300         1,252
  Accrual of prejudgment interest income ......................        1,410             -
  Deferred policy acquisition costs ...........................          287           380
  Unrealized gain on investments available for sale ...........            -           101
  Other .......................................................          150           194
                                                                 ------------  ------------
Total deferred tax liabilities ................................        3,147         1,927
                                                                 ------------  ------------
Net deferred tax assets .......................................  $     3,993   $     3,447
                                                                 ============  ============


     At December 31, 2007, Chandler USA had a net operating loss carryforward available for U.S. Federal income taxes of $1.3 million which begins to expire in 2025. Chandler USA has concluded that the deferred tax asset including the federal net operating loss carryforwards are more likely than not to be realized. Chandler USA anticipates that its future U.S. consolidated income will be sufficient to utilize the federal net operating losses within the required time. Chandler USA will continue to evaluate income generated in future periods in determining the reasonableness of its position. If Chandler USA determines that future income is insufficient to cause the realization of the federal net operating losses within the required time, a valuation allowance will be established.

     In addition, Chandler USA, at December 31, 2007, had net operating loss carryforwards available for Oklahoma state income taxes totaling approximately $34.3 million which expire in the years 2008 through 2027.
At December 31, 2006, Chandler USA had a capital loss carryforward for U.S. Federal income taxes of $2.4 million. The balance of the capital loss carryforward expired in 2007. A valuation allowance has been provided for the tax effect of the state net operating loss and the net capital loss carryforwards since realization of such amounts is not considered more likely than not.

NOTE 8. EMPLOYEE BENEFITS

     Chandler USA and its subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Internal Revenue Code. All full time employees who have completed one year of service and attained age 21 may elect to participate in the 401(k) plan. Participants may contribute up to 25% of compensation, subject to certain limitations. Chandler USA matches 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25% of the remaining employee contributions up to a maximum employer contribution of $6,225 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions was $315,000, $307,000 and $288,000 for 2005, 2006 and 2007, respectively.

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

     A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums and state insurance licenses) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of December 31, 2006 and 2007. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 2. At December 31, 2007, the fair value of Chandler USA's Debentures was estimated to be $5.8 million based on the latest reported trade. Chandler USA's Debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The Debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate at December 31, 2007 was 9.34%. At December 31, 2007, the fair value of Chandler USA's junior subordinated debentures was estimated to be $22.5 million.

NOTE 10. LITIGATION

     In October 1999, NAICO provided surety bonds for Gulsby Engineering, Inc. ("Gulsby") in connection with contracts between Gulf Liquids New River Project, LLC ("Gulf Liquids") and Gulsby for the construction of two gas processing plants in Louisiana. During 2001, Gulsby became unable to pay various vendors resulting in payments to vendors by NAICO totaling $20,182,499. In August 2001, NAICO filed suit in federal court in Louisiana alleging that Gulf Liquids had breached its obligations under the bonds by materially altering certain contracts and that as a result, NAICO was exonerated on the bonds and should recover the amounts paid to vendors. In the fall of 2001, Gulsby and Bay Limited, another contractor with whom Gulsby had entered into a joint venture for the construction of other gas processing plants for Gulf Liquids, filed lawsuits relating to those plants in Houston, Texas. Gulf Liquids filed original actions and counterclaims. NAICO intervened in the Texas lawsuits and, in addition, sued Williams Energy Marketing and Trading (which later became Williams Power Company, Inc.) ("Williams") alleging fraud, breach of contract, tortious interference with contractual relations, conspiracy and alter ego. These claims were asserted against both Gulf Liquids and Williams. Gulf Liquids asserted counterclaims alleging breach of contract against NAICO and requesting contractual and statutory damages ranging from $40 million to $80 million. The cases were consolidated for trial in the 215th Judicial District Court in Harris County, Texas.

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

     The amounts the jury found owing to NAICO included $20,182,499 in actual damages, against both Gulf Liquids and Williams, $20 million in punitive damages against Gulf Liquids, and $50 million in punitive damages against Williams. The verdicts in favor of Gulsby included $20,941,436 in actual damages against both Gulf Liquids and Williams, $25 million in punitive damages against Gulf Liquids and $60 million in punitive damages against Williams.

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

     On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. All parties may appeal all or any of these judgments.

     In the fourth quarter of 2007, as a result of this final judgment, NAICO decreased the estimated recovery on the surety bond claims related to the construction of the two gas processing plants which resulted in an increase in losses and loss adjustment expenses incurred of $1.8 million. Unpaid losses and loss adjustment expenses increased $12.7 million and reinsurance recoverable on unpaid losses and loss adjustment expenses increased $10.9 million as of December 31, 2007 as a result of decreasing the estimated recovery. NAICO also decreased accrued interest income by $4.5 million for its estimate of prejudgment interest income.

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

     NAICO has structured separate reinsurance programs for workers compensation, casualty (including automobile liability, general and products liability, umbrella liability and related professional liability), automobile physical damage and construction surety bonds. NAICO discontinued its property reinsurance program effective January 1, 2007 due to the transfer of its commercial property business to another insurance company. Chandler Insurance reinsures NAICO for a portion of the risk on NAICO's reinsurance programs except for the homeowners program.

     In addition, NAICO purchases catastrophe protection to limit its retention for single loss occurrences involving multiple policies and/or policyholders, such as floods, winds and severe storms. NAICO also purchases facultative reinsurance when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     Treaty reinsurance may be ceded under treaties on both a pro rata basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. The majority of NAICO's reinsurance programs renew on July 1 of each year. At the present time, NAICO expects to renew the reinsurance programs that expire on July 1, 2008.

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

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. During 2005, 2006 and 2007, NAICO incurred charges of $108,000, $97,000 and $356,000, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

     The effect of reinsurance on premiums written and earned was as follows:


                              2005                     2006                     2007
                    -----------------------  -----------------------  -----------------------
                      WRITTEN      EARNED      WRITTEN      EARNED      WRITTEN      EARNED
                    -----------  ----------  -----------  ----------  -----------  ----------
                                                  (In thousands)
Direct ...........  $  119,051   $ 115,849   $  104,037   $ 109,637   $   85,836   $  93,487
Assumed ..........       1,293         570        9,006       5,223       14,245      13,422
Ceded ............     (50,218)    (50,359)     (48,254)    (49,156)     (35,649)    (40,724)
                    -----------  ----------  -----------  ----------  -----------  ----------
Net premiums .....  $   70,126   $  66,060   $   64,789   $  65,704   $   64,432   $  66,185
                    ===========  ==========  ===========  ==========  ===========  ==========


     Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $50.3 million, $10.2 million and $39.5 million for 2005, 2006 and 2007, respectively.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     NAICO conducts its business through individual independent insurance agencies and underwriting managers. NAICO requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums or other policy related obligations. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 2006 and 2007 were $31.0 million and $28.1 million, respectively. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 2007, NAICO maintained custody of such letters of credit securing these and other transactions totaling approximately $26.9 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements. During 2005 and 2006, one unaffiliated independent insurance agent produced approximately 12% of NAICO's direct written and assumed premiums in each year. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 2007.

     Approximately $32.3 million, or 45% of NAICO's reinsurance recoverables and prepaid reinsurance premiums at December 31, 2007 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. Chandler USA believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2007.

                                                                                CEDED REINSURANCE
                                                                     NET           PREMIUMS FOR      A.M. BEST
                                                                 REINSURANCE     THE YEAR ENDED       COMPANY
NAME OF REINSURER                                              RECOVERABLE (1)  DECEMBER 31, 2007     RATING
-------------------------------------------------------------  ---------------  ------------------  -----------
                                                                       (Dollars in thousands)
Chandler Insurance .......................................     $        31,616  $          27,959       (2)
Employers Reinsurance Corporation ........................              17,158             (1,354)       A+
Swiss Reinsurance America Corporation ....................              17,078                431        A+
Markel Insurance Company .................................               2,718              1,785        A
Transatlantic Reinsurance Company ........................               2,380              1,863        A+
                                                               ---------------  ------------------
     Top five reinsurers .................................     $        70,950  $          30,684
                                                               ===============  ==================
     All reinsurers ......................................     $        71,857  $          35,649
                                                               ===============  ==================
Percentage of total represented by top five reinsurers ...                 99%                 86%

-------------------------------------------------------------


(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2007.

(2)  Chandler Insurance owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO.  Chandler Insurance does not have an A.M. Best Company rating.  Although Chandler Insurance is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United
     States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2007, Chandler Insurance had cash and investments, including accrued interest, with a fair value of $31.6 million deposited in a trust account for the benefit of NAICO.


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

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments which is included in accrued taxes and other payables was approximately $914,000 and $903,000 at December 31, 2006 and 2007, respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables which are included in other assets in the amount that it expects to recover of approximately $2,870,000 and $2,847,000 at December 31, 2006 and 2007, respectively. NAICO may receive additional guaranty fund assessments in the future related to insolvent insurance companies. At this time, NAICO is unable to estimate the amount and timing of such assessments.

     At December 31, 2007, Chandler USA's subsidiaries were committed under noncancellable operating and capital leases for certain equipment and office space. Rental payments under these leases were $780,000, $777,000 and $648,000 in 2005, 2006 and 2007, respectively. Future minimum lease payments are as follows:

                                                       (In thousands)
                      2008 ..........................  $         626
                      2009 ..........................            507
                      2010 ..........................            110
                      2011 ..........................             11
                      2012 ..........................              -
                                                       --------------
                                                       $       1,254
                                                       ==============


     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years with monthly rental installments equal to the sum of (i) $17,512 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 8.25% at December 31, 2007. During March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     During the second quarter of 2006, CIMI purchased two limited partnership units in Basin Drilling #2 LP for $2,000, and purchased 8% cumulative subordinated debentures in the amount of $500,000. The timing of payment of interest and principal on the debentures is subject to various restrictions contained in the cumulative subordinated debenture note. Interest on the debentures has been paid through September 30, 2007. The purpose of the partnership is to own and operate an oil and gas drilling rig. CIMI financed the purchase with a $500,000 variable rate bank loan. CIMI paid off the balance of this bank loan in December 2007. The partnership is managed by Basin Management, LLC ("BMLLC") who is the General Partner. A director of NAICO and Chandler USA is the Manager for BMLLC, and is also a director of the bank and a significant shareholder of the bank holding company that provided the bank loan described above.

     Chandler USA leases and has made certain improvements to a rural property in which certain directors and officers of Chandler USA own interests. Under the lease, no cash rental is paid. Chandler USA drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of Chandler USA's subsidiaries. Chandler USA incurred approximately $313,000, $308,000 and $302,000 in expenses associated with this property during 2005, 2006 and 2007, respectively, including $10,000, $11,000 and $3,000 for reimbursement of certain expenses, such as utility and similar expenses, for the years 2005, 2006 and 2007, respectively.

     Chandler USA and Chandler Insurance are parties to an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2006 and 2007, Chandler USA had a receivable of $9.6 million and $11.5 million, respectively, under the Credit Agreement, and Chandler USA earned $614,000, $733,000 and $881,000 in interest income under the Credit Agreement during 2005, 2006 and 2007, respectively.

NOTE 13. SEGMENT INFORMATION

     Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold. Following the sale of a subsidiary in 2002 that was engaged in agency operations, agency operations were not significant on a consolidated basis and therefore not reported as a separate segment. Effective January 1, 2007, NAICO transferred its existing property and inland marine business in its standard lines and political subdivisions programs to Praetorian Insurance Company ("Praetorian") through an arrangement between Praetorian and CIMI. Under this arrangement, CIMI receives commission income for the business it produces for Praetorian. Since this new arrangement resulted in a significant increase in agency revenues, the agency segment is now reported separately.

     The agency segment accounted for 0.0%, 4.1% and 7.0% of 2005, 2006 and 2007 consolidated revenues before intersegment eliminations, respectively. CIMI is an underwriting manager and wholesaler that offers multiple insurance products for businesses in various industries and political subdivisions. A large portion of certain classes of business produced by CIMI is placed with NAICO. Management evaluates the agency segment's performance on the basis of commission income generated and income before income taxes.

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

     The following table presents a summary of Chandler USA's operating segments for the years ended December 31:


                                                              PROPERTY
                                                                 AND                    INTERSEGMENT      REPORTED
                                                              CASUALTY      AGENCY      ELIMINATIONS      BALANCES
                                                            --------------------------------------------------------
                                                                                 (In thousands)
2005
Revenues from external customers .......................... $     66,268  $         43  $          -  $      66,311
Intersegment revenues .....................................        1,963             8        (1,971)             -
Interest income, net ......................................        3,468             -             -          3,468
Interest expense ..........................................        2,535             -             -          2,535
Segment profit (loss) before income taxes (1) .............        4,902         1,981             -          6,883
Segment assets ............................................      244,907         2,394        (2,242)       245,059
Depreciation and amortization .............................        1,486             -             -          1,486

2006
Revenues from external customers .......................... $     65,888  $        133  $          -  $      66,021
Intersegment revenues .....................................            -         3,150        (3,150)             -
Interest income, net ......................................       10,572            21             -         10,593
Interest expense ..........................................        2,668            22             -          2,690
Segment profit (loss) before income taxes (1) .............        1,819         3,242             -          5,061
Segment assets ............................................      222,004         5,914        (5,146)       222,772
Depreciation and amortization .............................        1,379             -             -          1,379

2007
Revenues from external customers .......................... $     66,753  $      1,348  $          -  $      68,101
Intersegment revenues .....................................           99         3,737        (3,836)             -
Interest income, net ......................................           41           328             -            369
Interest expense ..........................................        2,686            17             -          2,703
Segment profit (loss) before income taxes (1) .............       (2,463)        1,714             -           (749)
Segment assets ............................................      232,482         7,772        (5,887)       234,367
Depreciation and amortization .............................        1,431             -             -          1,431

---------------------------------------------------


(1)  Includes net realized investment gains.

     The following table shows the detail of intersegment eliminations for segment assets shown in the previous table:



                                                             2005      2006      2007
                                                           --------  --------  --------
                                                                  (In thousands)
Segment asset eliminations
  Investment in subsidiaries ............................. $     1   $     1   $     1
  Elimination of intersegment receivables ................   2,241     5,145     5,886
                                                           --------  --------  --------
                                                           $ 2,242   $ 5,146   $ 5,887
                                                           ========  ========  ========


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

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
INSURANCE PROGRAM                                               2005        2006       2007
----------------------------------------------------------   ----------  ----------  ----------
                                                                       (In thousands)
NET PREMIUMS EARNED
Standard lines ...........................................   $  54,979   $  54,357   $  62,342
Political subdivisions ...................................       6,690       5,253       3,436
Homeowners ...............................................       3,321       5,353           9
Surety bonds .............................................         669         193         186
Other (1) ................................................         401         548         212
                                                             ----------  ----------  ----------
                                                             $  66,060   $  65,704   $  66,185
                                                             ==========  ==========  ==========
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard lines ...........................................   $  33,512   $  40,212   $  37,122
Political subdivisions ...................................       4,091       2,693       1,584
Homeowners ...............................................       1,306       2,515         (48)
Surety bonds .............................................      (1,704)       (152)      2,082
Other (1) ................................................         119         205         653
                                                             ----------  ----------  ----------
                                                             $  37,324   $  45,473   $  41,393
                                                             ==========  ==========  ==========

--------------------------


(1)  This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the unaudited quarterly operating results during 2006 and 2007 follows:

                                                        First    Second     Third    Fourth    Total
                                                       quarter   quarter   quarter   quarter    year
                                                      --------- --------- --------- --------- --------
2006
-----------------------------------------------------
Net premiums earned ................................  $ 16,865  $ 16,988  $ 16,029  $ 15,822  $65,704
Investment income, net .............................       895       970     7,366     1,362   10,593
Realized investment gains, net .....................        56       133       352       204      745
Income (loss) before income taxes ..................       931      (604)    2,737     1,997    5,061
Net income (loss) ..................................       584      (393)    1,875     1,330    3,396

2007
-----------------------------------------------------
Net premiums earned ................................  $ 17,020  $ 15,870  $ 16,510  $ 16,785  $66,185
Investment income, net .............................     1,372     1,108     1,166    (3,277)     369
Realized investment gains, net .....................        35        26        34       119      214
Income (loss) before income taxes ..................     1,445     1,062       921    (4,177)    (749)
Net income (loss) ..................................       914       668       514    (2,758)    (662)


     Net investment income included $6.3 million and $324,000 in the third and fourth quarters of 2006, respectively, for the accrual of prejudgment interest on a favorable jury verdict in civil litigation regarding certain surety bond claims. The accrual of prejudgment interest was decreased by $4.5 million in the fourth quarter of 2007, based on a final judgment entered by the court. See Note 10 for more information related to this litigation.

                                     *   *   *   *   *   *   *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholder of Chandler (U.S.A.), Inc.:

We have audited the consolidated balance sheets of Chandler (U.S.A.), Inc. and subsidiaries ("Chandler USA") as of December 31, 2006 and 2007, and the related consolidated statements of operations, comprehensive income, cash flows and shareholder's equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules of Chandler USA listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of Chandler USA's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chandler USA as of December 31, 2006 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to examine management's assertion about the effectiveness of Chandler USA's internal control over financial reporting as of December 31, 2007 included in the accompanying
Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.




/s/ Tullius Taylor Sartain & Sartain LLP
TULLIUS TAYLOR SARTAIN & SARTAIN LLP
Tulsa, Oklahoma
March 27, 2008

                                                                  SCHEDULE I


                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                     SUMMARY OF INVESTMENTS - OTHER
                   THAN INVESTMENTS IN RELATED PARTIES
                         AS OF DECEMBER 31, 2007

                             (In thousands)


                                                                           AMOUNT AT WHICH
                                                                            SHOWN IN THE
TYPE OF INVESTMENT                                   COST      FAIR VALUE   BALANCE SHEET
-----------------------------------------------  ------------  ----------  ---------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies .......  $    38,723   $  39,172   $       39,172
Corporate obligations .........................       18,703      18,506           18,506
Public utilities ..............................        4,287       4,231            4,231
Mortgage-backed securities ....................        1,187       1,148            1,148
                                                 ------------  ----------  ---------------
                                                      62,900      63,057           63,057

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock ...............................            -         141              141

Short-term investments ........................        1,045       1,045            1,045
                                                 ------------  ----------  ---------------
   Total investments ..........................  $    63,945   $  64,243   $       64,243
                                                 ============  ==========  ===============

SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE II

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER (U.S.A.), INC.
                         (PARENT COMPANY ONLY)

                            BALANCE SHEETS

                  (In thousands except share amounts)

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                        2006       2007
                                                                     ---------- ----------
ASSETS
Property and equipment, net ........................................       829      1,021
Amounts due from related parties ...................................     9,584     11,506
Other assets .......................................................     3,678      2,561
Investment in subsidiaries, net ....................................    59,669     61,562
                                                                     ---------- ----------
Total assets ....................................................... $  73,760  $  76,650
                                                                     ========== ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
 Accrued taxes and other payables .................................. $   1,892  $   2,169
 Amounts due to subsidiaries .......................................     1,305      3,278
 Debentures ........................................................     6,979      6,979
 Junior subordinated debentures issued to affiliated trusts ........    20,620     20,620
                                                                     ---------- ----------
Total liabilities ..................................................    30,796     33,046
                                                                     ---------- ----------

Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ..............................         2          2
 Paid-in surplus ...................................................    60,584     60,584
 Accumulated deficit ...............................................   (16,517)   (17,179)
 Accumulated other comprehensive income (loss):
 Unrealized gain (loss) on investments held by subsidiary and available
  for sale, net of deferred income taxes ...........................    (1,105)       197
                                                                     ---------- ----------
Total shareholder's equity .........................................    42,964     43,604
                                                                     ---------- ----------
Total liabilities and shareholder's equity. ........................ $  73,760  $  76,650
                                                                     ========== ==========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE II

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER (U.S.A.), INC.
                         (PARENT COMPANY ONLY)

                       STATEMENTS OF OPERATIONS

                            (In thousands)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2005        2006       2007
                                                             ----------  ----------  ----------
Revenues
  Investment income, net .................................   $       3   $       4   $       8
  Interest income, net from related parties ..............         670         792         941
  Other income ...........................................         908       1,334       1,020
                                                             ----------  ----------  ----------
    Total revenues .......................................       1,581       2,130       1,969
                                                             ----------  ----------  ----------
Operating costs and expenses
  General and administrative expenses ....................       2,749       3,116       3,587
  Interest expense .......................................       2,519       2,649       2,665
                                                             ----------  ----------  ----------
    Total operating costs and expenses ...................       5,268       5,765       6,252
                                                             ----------  ----------  ----------
Loss before income tax benefit ...........................      (3,687)     (3,635)     (4,283)
Federal income tax benefit ...............................       1,198       1,606       1,430
                                                             ----------  ----------  ----------
Net loss before equity in net
  income of subsidiaries .................................      (2,489)     (2,029)     (2,853)
Equity in net income of subsidiaries .....................       6,922       5,425       2,191
                                                             ----------  ----------  ----------
Net income (loss) ........................................   $   4,433   $   3,396   $    (662)
                                                             ==========  ==========  ==========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE II

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER (U.S.A.), INC.
                         (PARENT COMPANY ONLY)

                       STATEMENTS OF CASH FLOWS

                            (In thousands)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2005        2006       2007
                                                             ----------  ----------  ----------
Operating activities
 Net income (loss) ......................................... $   4,433   $   3,396   $    (662)
 Add (deduct):
  Adjustments to reconcile net income (loss) to cash
   provided by (applied to) operating activities:
  Net income of subsidiaries not distributed to parent .....    (6,922)     (5,425)     (2,191)
  Net (gain) loss on sale of property and equipment ........        (7)          8          (6)
  Amortization and depreciation ............................       210         218         243
  Net change in non-cash balances relating to
   operating activities:
   Premiums receivable .....................................         7           -           -
   Amounts due from subsidiaries ...........................     1,128         148           -
   Other assets ............................................      (121)        809       1,059
   Accrued taxes and other payables ........................      (234)       (162)        277
   Amounts due to subsidiaries .............................         -       1,306       1,973
                                                             ----------  ----------  ----------
  Cash provided by (applied to) operating activities .......    (1,506)        298         693
                                                             ----------  ----------  ----------

Investing activities
 Cost of property and equipment purchased ..................      (130)       (145)       (420)
 Proceeds from sale of property and equipment ..............        67          45          49
                                                             ----------  ----------  ----------
  Cash applied to investing activities .....................       (63)       (100)       (371)
                                                             ----------  ----------  ----------
Financing activities
 Shareholder dividend from subsidiaries ....................         -           -       1,600
 Payments and loans from related parties ...................     2,513       1,747       2,164
 Payments and loans to related parties .....................      (982)     (1,971)     (4,086)
                                                             ----------  ----------  ----------
  Cash provided by (applied to) financing activities .......     1,531        (224)       (322)
                                                             ----------  ----------  ----------
Decrease in cash ...........................................       (38)        (26)          -
Cash at beginning of year ..................................        64          26           -
                                                             ----------  ----------  ----------
Cash at end of year ........................................ $      26   $       -  $        -
                                                             ==========  ========== ===========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-32
                                                                  SCHEDULE III

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INSURANCE INFORMATION

                              (IN THOUSANDS)



                                        FUTURE
                                        POLICY                                                       AMORTI-
                                       BENEFITS,            OTHER                          CLAIMS,   ZATION OF               NET
                            DEFERRED    LOSSES,             POLICY                         LOSSES    DEFERRED             PREMIUMS
                             POLICY     CLAIMS            CLAIMS AND             NET        AND       POLICY     OTHER    WRITTEN
                           ACQUISITION AND LOSS  UNEARNED  BENEFITS   PREMIUM  INTEREST  SETTLEMENT ACQUISITION OPERATING   AND
                              COSTS    EXPENSES  PREMIUMS   PAYABLE   REVENUE   INCOME    EXPENSES     COSTS    EXPENSES  ASSUMED
                           ----------- --------- -------- ---------- --------- --------- ---------- ----------- --------- --------
DECEMBER 31, 2005
Property and casualty ...  $     1,225 $ 109,541 $ 55,034 $    5,684 $  66,060 $   3,468 $   37,324 $    10,671 $  15,284 $ 70,126
                           =========== ========= ======== ========== ========= ========= ========== =========== ========= ========

DECEMBER 31, 2006
Property and casualty ...  $       845 $  83,253 $ 53,217 $    7,663 $  65,704 $  10,593 $   45,473 $    11,666 $  15,159 $ 64,789
                           =========== ========= ======== ========== ========= ========= ========== =========== ========= ========

DECEMBER 31, 2007
Property and casualty ...  $     1,118 $ 100,590 $ 46,389 $    7,947 $  66,185 $     369 $   41,393 $    12,547 $  15,493 $ 64,432
                           =========== ========= ======== ========== ========= ========= ========== =========== ========= ========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-33
                                                                  SCHEDULE IV

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                               REINSURANCE

                         (Dollars in thousands)


                                                                 ASSUMED                  PERCENTAGE
                                                CEDED TO          FROM                    OF AMOUNT
                                    GROSS        OTHER            OTHER        NET         ASSUMED
                                    AMOUNT      COMPANIES       COMPANIES     AMOUNT        TO NET
                                 ------------  ------------  ------------  ------------  ------------
Year ended December 31, 2005
Property and casualty ........  $    119,051   $   (50,218)  $     1,293   $    70,126          1.84%
                                 ============  ============  ============  ============  ============

Year ended December 31, 2006
Property and casualty ........  $    104,037   $   (48,254)  $     9,006   $    64,789         13.90%
                                 ============  ============  ============  ============  ============

Year ended December 31, 2007
Property and casualty ........  $     85,836   $   (35,649)  $    14,245   $    64,432         22.11%
                                 ============  ============  ============  ============  ============


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-34
                                                                  SCHEDULE V

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                    VALUATION AND QUALIFYING ACCOUNTS

                             (IN THOUSANDS)


                                               BALANCE AT        PROVISION                           BALANCE
                                                BEGINNING           FOR                               AT END
                                                OF PERIOD      NON-COLLECTION      WRITE-OFFS        OF PERIOD
                                            ----------------  ----------------  ----------------  ---------------
Allowance for non-collection of
     premiums receivable:
          2005 ...........................  $           119   $           176   $           (72)  $          223
                                            ================  ================  ================  ===============
          2006 ...........................  $           223   $            73   $          (126)  $          170
                                            ================  ================  ================  ===============
          2007 ...........................  $           170   $            19   $           (55)  $          134
                                            ================  ================  ================  ===============

Allowance for non-collection of reinsurance
     recoverables on paid and unpaid losses:
          2005 ...........................  $         3,272   $           108   $        (3,206)  $          174
                                            ================  ================  ================  ===============
          2006 ...........................  $           174   $            97   $          (141)  $          130
                                            ================  ================  ================  ===============
          2007 ...........................  $           130   $           356   $          (247)  $          239
                                            ================  ================  ================  ===============


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-35
                                                                  SCHEDULE VI

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                        SUPPLEMENTAL INFORMATION

              (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                              (IN THOUSANDS)


                                               DISCOUNT       PAID LOSSES AND
                                               DEDUCTED       LOSS ADJUSTMENT
                                             FROM RESERVES       EXPENSES
                                            ---------------  ----------------
Year ended December 31, 2005
     Property-casualty ...................  $             -  $         41,470
                                            ===============  =================
Year ended December 31, 2006
     Property-casualty ...................  $             -  $         43,941
                                            ===============  =================
Year ended December 31, 2007
     Property-casualty ...................  $             -  $         37,608
                                            ===============  =================


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                      PAGE F-36

                                 INDEX TO EXHIBITS
                                 -----------------

Exhibit No.
-----------

    21.1     Subsidiaries of the registrant.
    31.1     Rule 13a-14(a)/15d-14(a) Certifications.
    32.1     Section 1350 Certifications.