Form 10-Q
period 2008-03-31
CHANDLER USA INC
filed 2008-05-13
CIK 1083750

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

     The number of common shares, $1.00 par value, of the registrant outstanding on April 30, 2008 was 2,484, which are owned by Chandler Insurance Company, Ltd.

-------------------------------------------------------------------------------

                                                                      Page i

                            CHANDLER (U.S.A.), INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS:
--------------------------------
    Consolidated Balance Sheets as of March 31, 2008 (unaudited)
      and December 31, 2007 ..................................................1

    Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (unaudited) ..............................2

    Consolidated Statements of Comprehensive Income for the three months ended March 31, 2008 and 2007 (unaudited) .......................3

    Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited) ..............................4

    Notes to Interim Consolidated Financial Statements (unaudited) ...........5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS .............................................8
           ---------------------

ITEM 4T. CONTROLS AND PROCEDURES ............................................14
--------------------------------

PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings ................................................14

Item 1A.   Risk Factors .....................................................14

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ......14

Item 3.    Defaults Upon Senior Securities ..................................14

Item 4.    Submission of Matters to a Vote of Security Holders ..............14

Item 5.    Other Information ................................................14

Item 6.    Exhibits .........................................................14

Signatures ..................................................................15

                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)


                                                                                        March 31,    December 31,
                                                                                          2008          2007
                                                                                      ------------- --------------
                                                                                       (Unaudited)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $36,892 and $32,416 in 2008 and 2007, respectively) .... $     37,863  $      32,670
  Unrestricted (amortized cost $33,129 and $30,484 in 2008 and 2007, respectively) ..       33,584         30,387
 Equity securities available for sale, at fair value (cost $0 in 2008 and 2007) .....          141            141
 Short-term investments .............................................................          950          1,045
                                                                                      ------------- --------------
  Total investments .................................................................       72,538         64,243
Cash and cash equivalents ($416 and $146 restricted in 2008 and 2007, respectively)..       29,293         32,956
Accrued investment income ...........................................................          831            874
Premiums receivable, less allowance for non-collection
 of $149 and $134 at 2008 and 2007, respectively ....................................       30,817         28,128
Reinsurance recoverable on paid losses ..............................................        1,028          1,100
Reinsurance recoverable on unpaid losses, less allowance for non-collection
 of $284 and $239 at 2008 and 2007, respectively ....................................       37,550         36,036
Reinsurance recoverable on unpaid losses from related parties .......................       19,657         18,688
Prepaid reinsurance premiums ........................................................        3,426          3,105
Prepaid reinsurance premiums to related parties .....................................       13,684         12,928
Deferred policy acquisition costs ...................................................        1,280          1,118
Property and equipment, net .........................................................        8,138          8,255
Amounts due from related parties ....................................................       11,187         11,506
State insurance licenses, net .......................................................        3,745          3,745
Other assets ........................................................................       10,491         11,685
                                                                                      ------------- --------------
Total assets ........................................................................ $    243,665  $     234,367
                                                                                      ============= ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses ......................................... $    105,731  $     100,590
 Unearned premiums ..................................................................       49,230         46,389
 Policyholder deposits ..............................................................        7,127          7,947
 Accrued taxes and other payables ...................................................        6,042          5,777
 Premiums payable ...................................................................        2,078          2,263
 Premiums payable to related parties ................................................          801            198
 Senior debentures ..................................................................        6,979          6,979
 Junior subordinated debentures issued to affiliated trusts .........................       20,620         20,620
                                                                                      ------------- --------------
  Total liabilities .................................................................      198,608        190,763
                                                                                      ------------- --------------
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ...............................................            2              2
 Paid-in surplus ....................................................................       60,584         60,584
 Accumulated deficit ................................................................      (16,563)       (17,179)
 Accumulated other comprehensive income:
  Unrealized gain on investments available for sale, net of deferred income taxes ...        1,034            197
                                                                                      ------------- --------------
  Total shareholder's equity ........................................................       45,057         43,604
                                                                                      ------------- --------------
Total liabilities and shareholder's equity .......................................... $    243,665  $     234,367
                                                                                      ============= ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                      PAGE 2
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                                    Three months ended March 31,
                                                                  --------------------------------
                                                                       2008               2007
                                                                  -------------       ------------
Premiums and other revenues
  Direct premiums written and assumed ........................... $     30,203        $    27,333
  Reinsurance premiums ceded ....................................       (2,724)               498
  Reinsurance premiums ceded to related parties .................       (8,205)            (8,357)
                                                                  -------------       ------------
   Net premiums written and assumed .............................       19,274             19,474
  Increase in unearned premiums .................................       (1,764)            (2,454)
                                                                  -------------       ------------
   Net premiums earned ..........................................       17,510             17,020
Investment income, net ..........................................          890              1,160
Interest income, net from related parties .......................          188                212
Realized investment gains, net ..................................            -                 35
Other income ....................................................          412                827
                                                                  -------------       ------------
   Total premiums and other revenues ............................       19,000             19,254
                                                                  -------------       ------------
Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
   ceded to related parties of $4,055 and $4,242 in
   2008 and 2007, respectively ..................................       10,936             10,667
  Policy acquisition costs, net of ceding commissions
   received from related parties of $3,120 and $3,179 in
   2008 and 2007, respectively ..................................        3,243              3,250
  General and administrative expenses ...........................        3,160              3,215
  Interest expense ..............................................          652                677
                                                                  -------------       ------------
   Total operating costs and expenses ...........................       17,991             17,809
                                                                  -------------       ------------
Income before income taxes ......................................        1,009              1,445
Federal income tax provision ....................................         (393)              (531)
                                                                  -------------       ------------
  Net income .................................................... $        616        $       914
                                                                  =============       ============

See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                Three months ended March 31,
                                                              --------------------------------
                                                                  2008                2007
                                                              -------------       ------------
Net income .................................................  $        616        $       914
                                                              -------------       ------------
Other comprehensive income, before income tax:
  Unrealized gains on securities:
   Unrealized holding gains arising during period ..........         1,268                192
   Less:  Reclassification adjustment for gains included
    in net income ..........................................             -                (35)
                                                              -------------       ------------
Other comprehensive income, before income tax ..............         1,268                157
Income tax provision related to items of other
  comprehensive income .....................................          (431)               (54)
                                                              -------------       ------------
Other comprehensive income, net of income tax ..............           837                103
                                                              -------------       ------------
Comprehensive income .......................................  $      1,453        $     1,017
                                                              =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                               Three months ended March 31,
                                                                              ------------------------------
                                                                                  2008              2007
                                                                              ------------      ------------
OPERATING ACTIVITIES
Net income .................................................................. $       616       $       914
 Add (deduct):
 Adjustments to reconcile net income to cash provided by
  (applied to) operating activities:
  Realized investment gains, net ............................................           -               (35)
  Net gains on sale of property and equipment ...............................          (2)               (2)
  Amortization and depreciation .............................................         364               355
  Provision for non-collection of premiums ..................................          15                 1
  Provision for non-collection of reinsurance recoverables ..................         127                 7
  Net change in non-cash balances relating to operating activities:
   Accrued investment income ................................................          43              (329)
   Premiums receivable ......................................................      (2,704)           (3,040)
   Reinsurance recoverable on paid losses ...................................         (10)             (269)
   Reinsurance recoverable on unpaid losses .................................      (1,559)              576
   Reinsurance recoverable on unpaid losses from related parties ............        (969)             (697)
   Prepaid reinsurance premiums .............................................        (321)            3,697
   Prepaid reinsurance premiums to related parties ..........................        (756)           (1,200)
   Deferred policy acquisition costs ........................................        (162)             (778)
   Other assets .............................................................         749               619
   Unpaid losses and loss adjustment expenses ...............................       5,141               515
   Unearned premiums ........................................................       2,841               (43)
   Policyholder deposits ....................................................        (820)             (543)
   Accrued taxes and other payables .........................................         265               685
   Premiums payable .........................................................        (185)              292
   Premiums payable to related parties ......................................         603              (990)
                                                                              ------------      ------------
  Cash provided by (applied to) operating activities ........................       3,276              (265)
                                                                              ------------      ------------
INVESTING ACTIVITIES
 Short-term investments:
  Purchases .................................................................        (285)                -
  Maturities ................................................................         380                 -
 Unrestricted fixed maturities available for sale:
  Purchases .................................................................      (8,507)           (4,649)
  Maturities ................................................................       1,250             2,083
 Equity securities available for sale:
  Purchases .................................................................           -            (4,517)
  Sales .....................................................................           -             6,139
 Cost of property and equipment purchased ...................................        (129)             (195)
 Proceeds from sale of property and equipment ...............................          33                11
                                                                              ------------      ------------
  Cash applied to investing activities ......................................      (7,258)           (1,128)
                                                                              ------------      ------------
FINANCING ACTIVITIES
 Payments and loans from related parties ....................................         493               263
 Payments and loans to related parties ......................................        (174)           (1,413)
 Payments on bank loan ......................................................           -               (82)
                                                                              ------------      ------------
  Cash provided by (applied to) financing activities ........................         319            (1,232)
                                                                              ------------      ------------
Decrease in cash and cash equivalents during the period .....................      (3,663)           (2,625)
Cash and cash equivalents at beginning of period ............................      32,956            21,403
                                                                              ------------      ------------
Cash and cash equivalents at end of period .................................. $    29,293       $    18,778
                                                                              ============      ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year.

     The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries that meet consolidation requirements including National American Insurance Company ("NAICO") and Chandler Insurance Managers, Inc. ("CIMI").

NOTE 2.  SEGMENT INFORMATION

     Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold. The following table presents a summary of Chandler USA's operating segments for the three month periods ended March 31, 2008 and 2007:

                                          Property
                                            and
                                          casualty                   Intersegment    Reported
                                          insurance       Agency     eliminations    balances
                                         ------------  ------------  ------------  ------------
                                                             (In thousands)
THREE MONTHS ENDED MARCH 31, 2008
Revenues from external customers (1) ... $    17,596   $       326   $         -   $    17,922
Intersegment revenues ..................          11           996        (1,007)            -
Segment profit before income taxes (2)..         506           503             -         1,009
Segment assets .........................     242,201         8,375        (6,911)      243,665

THREE MONTHS ENDED MARCH 31, 2007
Revenues from external customers (1) ... $    17,093   $       754   $         -   $    17,847
Intersegment revenues ..................          12           982          (994)            -
Segment profit before income taxes (2)..         488           957             -         1,445
Segment assets .........................     222,052         6,117        (4,546)      223,623

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

                                                                     PAGE 6

                                             THREE MONTHS ENDED MARCH 31,
                                           --------------------------------
                                               2008                2007
                                           ------------        ------------
                                                    (In thousands)
INSURANCE PROGRAM
-----------------------------------------
NET PREMIUMS EARNED
Standard lines ..........................  $    16,736         $    15,505
Political subdivisions ..................          700                 991
Homeowners ..............................            -                 294
Surety bonds ............................           34                  67
Other (1) ...............................           40                 163
                                           ------------        ------------
                                           $    17,510         $    17,020
                                           ============        ============

LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard lines ..........................  $    10,429         $     9,227
Political subdivisions ..................          436                 862
Homeowners ..............................           (7)                102
Surety bonds ............................           56                  22
Other (1) ...............................           22                 454
                                           ------------        ------------
                                           $    10,936         $    10,667
                                           ============        ============

-----------------------------------------

(1) This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 6.25% at March 31, 2008. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

NOTE 5.  NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Chandler USA has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to Chandler USA.

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Chandler USA has adopted SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. Chandler USA has adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on its consolidated financial statements.

     In March 2007, the FASB ratified Emerging Issues Task Force Issue ("EITF") No. 06-10, "Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF No. 06-10 provides guidance for determining a liability for the postretirement benefit obligation and for recognition and measurement of the associated asset based on the terms of the collateral assignment agreement. Chandler USA has adopted EITF No. 06-10 effective January 1, 2008. The adoption of EITF No. 06-10 did not have a material impact on its consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Chandler USA is currently evaluating the impact that SFAS No. 161 will have, if any, on its consolidated financial statements.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three month periods ended March 31, 2008 and 2007:

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED MARCH 31,           2008           2007           2008           2007
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard lines ................... $    26,208    $    25,128    $    16,736    $    15,505
   Political subdivisions ...........       1,066          1,512            700            991
   Homeowners .......................           -            475              -            294
   Surety bonds .....................          48             95             34             67
   Other ............................          40            166             40            163
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    27,362    $    27,376    $    17,510    $    17,020
                                      ============   ============   ============   ============


     Gross premiums earned in the first quarter of 2008 were essentially unchanged compared to the first quarter of 2007. An increase in gross premiums earned in the standard lines program was offset by a decrease in gross premiums earned in the homeowners program which was discontinued during 2006, and by a decrease in gross premiums earned in the political subdivisions program. Net premiums earned increased $490,000 or 3% in the first quarter of 2008 compared to the first quarter of 2007.

     Gross premiums earned in the standard lines program increased $1.1 million or 4% in the first quarter of 2008 compared to the first quarter of 2007. The increase was primarily due to increases in workers compensation and automobile liability premiums. Net premiums earned increased $1.2 million or 8% in the first quarter of 2008 versus the first quarter of 2007, due to the increase in gross earned premiums.

     Gross premiums earned in the political subdivisions program decreased $446,000 or 29% in the first quarter of 2008 compared to the first quarter of 2007 due primarily to increased competition related to Oklahoma school districts. Net premiums earned in the political subdivisions program decreased $291,000 or 29% in the first quarter of 2008 versus the first quarter of 2007.

     Gross and net premiums earned in the surety bond program decreased $47,000 and $33,000, respectively, from the first quarter of 2007. NAICO no longer actively markets its surety bond program.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At March 31, 2008, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds and certificates of deposit insured by the FDIC, with approximately 29% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans. Net investment income included $317,000 in the first quarter of 2007 for the accrual of prejudgment interest on a favorable jury verdict in civil litigation in 2006 regarding certain surety bond claims. See "Litigation" and Note 4 of Notes to Interim Consolidated Financial Statements.

     Net investment income, excluding interest income from related parties and the prejudgment interest accrual, increased $47,000 or 6% in the first quarter of 2008 versus the first quarter of 2007 due primarily to an increase in cash and invested assets. Cash and invested assets were $101.8 million at March 31, 2008 compared to $88.1 million at March 31, 2007. Net interest income from related parties was $188,000 in the first quarter of 2008 compared to $212,000 in the first quarter of 2007. The decrease in the 2008 quarter was due to lower interest rates.

     There were no net realized investment gains in the first quarter of 2008. Net realized investment gains were $35,000 in the first quarter of 2007.

OTHER INCOME

     Other income was $412,000 in the first quarter of 2008 compared to $827,000 in the first quarter of 2007. The decrease was primarily attributable to commission income received by CIMI during the first quarter of 2007 for the transfer of NAICO's existing property and inland marine business in the standard lines and political subdivisions programs. Effective January 1, 2007, the property and inland marine lines of insurance that were previously written by NAICO in these programs are being written by Praetorian Insurance Company ("Praetorian") through an arrangement between Praetorian and CIMI. CIMI receives commission income for the business it produces for Praetorian.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 62.5% for the first quarter of 2008 versus 62.7% in the first quarter of 2007. During the first quarter of 2008, NAICO experienced adverse loss development totaling $181,000 which increased the 2008 loss ratio by 1.0 percentage point. During 2007, loss development was redundant by $458,000 which decreased the 2007 loss ratio by 2.7 percentage points. Weather-related losses from wind and hail were not significant in the first quarter of 2008 or 2007.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three month periods ended March 31, 2008 and 2007:


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2008            2007
                                                    ------------    ------------
                                                           (In thousands)
      Commissions expense ......................... $     4,325     $     3,906
      Other premium related assessments ...........         308             258
      Premium taxes ...............................         577             571
      Excise taxes ................................          82              83
      Other expense ...............................         148             239
                                                    ------------    ------------
      Total direct expenses .......................       5,440           5,057
      Indirect underwriting expenses ..............       1,575           1,463
      Commissions received from reinsurers ........      (3,610)         (2,493)
      Adjustment for deferred acquisition costs ...        (162)           (777)
                                                    ------------    ------------
      Net policy acquisition costs ................ $     3,243     $     3,250
                                                    ============    ============


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 23.2% for the first quarter of 2008 versus 23.9% for the first quarter of 2007. Commissions expense as a percentage of gross written and assumed premiums was 14.3% for the first quarter of 2008 and 2007.

     Indirect underwriting expenses were 5.2% and 5.4% of total direct written and assumed premiums in the three month periods ended March 31, 2008 and 2007, respectively. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers increased $1.1 million in the first quarter of 2008 compared to the year-ago quarter due primarily to the transfer of NAICO's property and inland marine business in the standard lines and political subdivisions programs to Praetorian in the first quarter of 2007. The transfer resulted in the cancellation of certain quota share reinsurance arrangements that covered these lines of business.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 11.4% of gross premiums earned and other income in the first quarter of 2008 and 2007. General and administrative expenses decreased $55,000 or 2% in the first quarter of 2008 compared to the 2007 quarter. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense was $652,000 in the first quarter of 2008 compared to $677,000 in the year-ago quarter. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The decrease in the 2008 period was due primarily to lower interest rates during 2008, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 2008, Chandler USA provided $3.3 million in cash from operations. Unpaid losses and loss adjustment expenses increased $5.1 million and unearned premiums increased $2.8 million during the first quarter of 2008, but these increases were partially offset by increases in premiums receivable of $2.7 million, reinsurance recoverable on unpaid losses of $2.5 million and prepaid reinsurance premiums of $1.1 million.
In the first quarter of 2007, Chandler USA used $265,000 in cash from operations. Prepaid reinsurance premiums decreased $2.5 million during the first quarter of 2007, but this was partially offset by an increase in premiums receivable of $3.0 million.

     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. At March 31, 2008, the total amount of cash and securities restricted as a result of these arrangements was $38.3 million which was an increase of $5.5 million from December 31, 2007. This increase was due to an increase in the amount of reinsurance that NAICO assumed during 2008.

     At March 31, 2008, Chandler USA's parent company, Chandler Insurance Company, Ltd., owed approximately $11.2 million to Chandler USA versus
$11.5 million at December 31, 2007 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 6.25% at March 31, 2008. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     As of December 31, 2007, NAICO had statutory earned surplus of $12.5 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2008 without the approval of the Oklahoma Department of Insurance is $5.0 million. NAICO did not pay any shareholder dividends during the first quarter of 2008. NAICO paid cash shareholder dividends to Chandler USA totaling $1.6 million in the second quarter of 2007.

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

LITIGATION

     In October 1999, NAICO provided surety bonds for Gulsby Engineering, Inc. ("Gulsby") in connection with contracts between Gulf Liquids New River Project, LLC ("Gulf Liquids") and Gulsby for the construction of two gas processing plants in Louisiana. During 2001, Gulsby became unable to pay various vendors resulting in payments to vendors by NAICO totaling $20,182,499. In August 2001, NAICO filed suit in federal court in Louisiana alleging that Gulf Liquids had breached its obligations under the bonds by materially altering certain contracts and that as a result, NAICO was exonerated on the bonds and should recover the amounts paid to vendors. In the fall of 2001, Gulsby and Bay Limited, another contractor with whom Gulsby had entered into a joint venture for the construction of other gas processing plants for Gulf Liquids, filed lawsuits relating to those plants in Houston, Texas. Gulf Liquids filed original actions and counterclaims. NAICO intervened in the Texas lawsuits and, in addition, sued Williams Energy Marketing and Trading (which later became Williams Power Company, Inc.) ("Williams") alleging fraud, breach of contract, tortious interference with contractual relations, conspiracy and alter ego. These claims were asserted against both Gulf Liquids and Williams. Gulf Liquids asserted counterclaims alleging breach of contract against NAICO and requesting contractual and statutory damages ranging from $40 million to $80 million. The cases were consolidated for trial in the 215th Judicial District Court in Harris County, Texas. On August 1, 2006, the jury trial concluded in Harris County, Texas, related to the construction of two gas processing plants in Louisiana. The amounts the jury found owing to NAICO included approximately $20.2 million in actual damages and $70.0 million in punitive damages. See Note 4 of Notes to Consolidated Financial Statements for a discussion of this jury verdict.

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

ITEM 4T.  CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Item 1A.   RISK FACTORS
           ------------
           There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
           -----------------------------------------------------------
           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------
           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------
           Effective May 13, 2008, Chandler USA's sole shareholder, Chandler Insurance, re-elected the following individuals to serve on Chandler USA's Board of Directors:

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

Date:  May 13, 2008                CHANDLER (U.S.A.), INC.

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