Form 10-Q
period 2008-06-30
CHANDLER USA INC
filed 2008-08-11
CIK 1083750

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

     The number of common shares, $1.00 par value, of the registrant outstanding on July 31, 2008 was 2,484, which are owned by Chandler Insurance Company, Ltd.

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

                            CHANDLER (U.S.A.), INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:
------------------------------

Consolidated Balance Sheets as of June 30, 2008 (unaudited)
   and December 31, 2007 ..................................................1

Consolidated Statements of Operations for the three months
   ended June 30, 2008 and 2007 (unaudited) ...............................2

Consolidated Statements of Operations for the six months
   ended June 30, 2008 and 2007 (unaudited) ...............................3

Consolidated Statements of Comprehensive Income for the three months ended June 30, 2008 and 2007 (unaudited) ........................4

Consolidated Statements of Comprehensive Income for the six
   months ended June 30, 2008 and 2007 (unaudited) ........................5

Consolidated Statements of Cash Flows for the six months
   ended June 30, 2008 and 2007 (unaudited) ...............................6

Notes to Interim Consolidated Financial Statements (unaudited) ............7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS ...........................................12
         ---------------------

ITEM 4T. CONTROLS AND PROCEDURES .........................................18
--------------------------------

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

Item 4.     Submission of Matters to a Vote of Security Holders ..........18

Item 5.     Other Information ............................................18

Item 6.     Exhibits .....................................................18

Signatures ...............................................................19

                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)


                                                                                          June 30,     December 31,
                                                                                            2008           2007
                                                                                        ------------- --------------
                                                                                         (Unaudited)
Assets
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $34,201 and $32,416 in 2008 and 2007, respectively) ...... $     34,397  $      32,670
  Unrestricted (amortized cost $44,530 and $30,484 in 2008 and 2007, respectively) ....       44,241         30,387
 Equity securities at fair value (cost $0 in 2008 and 2007) ...........................           76            141
 Short-term investments ...............................................................          760          1,045
                                                                                        ------------- --------------
  Total investments ...................................................................       79,474         64,243

Cash and cash equivalents ($1,956 and $146 restricted in 2008 and 2007, respectively)..       22,393         32,956
Accrued investment income .............................................................        1,042            874
Premiums receivable, less allowance for non-collection of $144 and $134 at
  2008 and 2007, respectively .........................................................       26,846         28,128
Reinsurance recoverable on paid losses ................................................        1,061          1,100
Reinsurance recoverable on unpaid losses, less allowance for
  non-collection of $264 and $239 at 2008 and 2007, respectively ......................       38,638         36,036
Reinsurance recoverable on unpaid losses from related parties .........................       20,352         18,688
Prepaid reinsurance premiums ..........................................................        3,072          3,105
Prepaid reinsurance premiums to related parties .......................................       12,594         12,928
Deferred policy acquisition costs .....................................................        1,198          1,118
Property and equipment, net ...........................................................        8,107          8,255
Amounts due from related parties ......................................................       12,030         11,506
State insurance licenses, net .........................................................        3,745          3,745
Other assets ..........................................................................       11,273         11,685
                                                                                        ------------- --------------
Total assets .......................................................................... $    241,825  $     234,367
                                                                                        ============= ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses ........................................... $    108,150  $     100,590
 Unearned premiums ....................................................................       45,241         46,389
 Policyholder deposits ................................................................        8,263          7,947
 Accrued taxes and other payables .....................................................        6,153          5,777
 Premiums payable .....................................................................        1,501          2,263
 Premiums payable to related parties ..................................................           56            198
 Senior debentures ....................................................................        6,979          6,979
 Junior subordinated debentures issued to affiliated trusts ...........................       20,620         20,620
                                                                                        ------------- --------------
  Total liabilities ...................................................................      196,963        190,763
                                                                                        ------------- --------------
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding .................................................            2              2
 Paid-in surplus ......................................................................       60,584         60,584
 Accumulated deficit ..................................................................      (15,713)       (17,179)
 Accumulated other comprehensive income (loss):
 Unrealized gain (loss) on investments available for sale,
  net of deferred income taxes ........................................................          (11)           197
                                                                                        ------------- --------------
  Total shareholder's equity ..........................................................       44,862         43,604
                                                                                        ------------- --------------
Total liabilities and shareholder's equity ............................................ $    241,825  $     234,367
                                                                                        ============= ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                                  Three months ended June 30,
                                                                 -----------------------------
                                                                     2008             2007
                                                                 ------------     ------------
Premiums and other revenues
  Direct premiums written and assumed .......................... $    20,191      $    24,120
  Reinsurance premiums ceded ...................................      (2,095)          (2,811)
  Reinsurance premiums ceded to related parties ................      (5,398)          (6,562)
                                                                 ------------     ------------

    Net premiums written and assumed ...........................      12,698           14,747
  Decrease in unearned premiums ................................       2,545            1,123
                                                                 ------------     ------------
    Net premiums earned ........................................      15,243           15,870

Investment income, net .........................................         847              860
Interest income, net from related parties ......................         158              248
Realized investment gains, net .................................           4               26
Other income ...................................................         416              168
                                                                 ------------     ------------

  Total premiums and other revenues ............................      16,668           17,172
                                                                 ------------     ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $3,576 and $3,784 in
    2008 and 2007, respectively ................................       8,380            9,366
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,052 and $2,495 in
    2008 and 2007, respectively ................................       3,124            3,032
  General and administrative expenses ..........................       3,119            3,034
  Interest expense .............................................         627              678
                                                                 ------------     ------------

    Total operating costs and expenses .........................      15,250           16,110
                                                                 ------------     ------------

Income before income taxes .....................................       1,418            1,062
Federal income tax provision ...................................        (568)            (394)
                                                                 ------------     ------------

  Net income ................................................... $       850      $       668
                                                                 ============     ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                              (Amounts in thousands)

                                                                  Six months ended June 30,
                                                              --------------------------------
                                                                  2008                2007
                                                              -------------       ------------
Premiums and other revenues
  Direct premiums written and assumed ....................... $     50,394        $    51,453
  Reinsurance premiums ceded ................................       (4,819)            (2,313)
  Reinsurance premiums ceded to related parties .............      (13,603)           (14,919)
                                                              -------------       ------------
    Net premiums written and assumed ........................       31,972             34,221
  Decrease (increase) in unearned premiums ..................          781             (1,331)
                                                              -------------       ------------

    Net premiums earned .....................................       32,753             32,890

Investment income, net ......................................        1,737              2,020
Interest income, net from related parties ...................          346                460
Realized investment gains, net ..............................            4                 61
Other income ................................................          828                995
                                                              -------------       ------------

  Total premiums and other revenues .........................       35,668             36,426
                                                              -------------       ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $7,631 and $8,026 in
    2008 and 2007, respectively .............................       19,316             20,033
  Policy acquisition costs, net of ceding commissions
    received from related parties of $5,172 and $5,674 in
    2008 and 2007, respectively .............................        6,367              6,282
  General and administrative expenses .......................        6,279              6,249
  Interest expense ..........................................        1,279              1,355
                                                              -------------       ------------

    Total operating costs and expenses ......................       33,241             33,919
                                                              -------------       ------------

Income before income taxes ..................................        2,427              2,507
Federal income tax provision ................................         (961)              (925)
                                                              -------------       ------------

  Net income ................................................ $      1,466        $     1,582
                                                              =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                Three months ended June 30,
                                                              --------------------------------
                                                                  2008                2007
                                                              -------------       ------------

Net income .................................................. $        850        $       668
                                                              -------------       ------------

Other comprehensive loss, before income tax:
  Unrealized losses on securities:
    Unrealized holding losses arising during period .........       (1,579)              (484)
    Less:  Reclassification adjustment for gains included in
      net income ............................................           (4)               (26)
                                                              -------------       ------------
Other comprehensive loss, before income tax .................       (1,583)              (510)
Income tax benefit related to items of other
  comprehensive loss ........................................          538                174
                                                              -------------       ------------
Other comprehensive loss, net of income tax .................       (1,045)              (336)
                                                              -------------       ------------

Comprehensive income (loss) ................................. $       (195)       $       332
                                                              =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                 Six months ended June 30,
                                                              -------------------------------
                                                                  2008               2007
                                                              ------------       ------------
Net income .................................................. $     1,466        $     1,582
                                                              ------------       ------------

Other comprehensive loss, before income tax:
  Unrealized losses on securities:
    Unrealized holding losses arising during period .........        (311)              (292)
    Less:  Reclassification adjustment for gains included in
      net income ............................................          (4)               (61)
                                                              ------------       ------------
Other comprehensive loss, before income tax .................        (315)              (353)
Income tax benefit related to items of other
  comprehensive loss ........................................         107                120
                                                              ------------       ------------
Other comprehensive loss, net of income tax .................        (208)              (233)
                                                              ------------       ------------

Comprehensive income ........................................ $     1,258        $     1,349
                                                              ============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                 Six months ended June 30,
                                                                              ------------------------------
                                                                                  2008              2007
                                                                              ------------      ------------

OPERATING ACTIVITIES
Net income .................................................................. $    1, 466       $     1,582
  Add (deduct):
  Adjustments to reconcile net income to cash provided by operating activities:
    Realized investment gains, net ..........................................          (4)              (61)
    Net (gains) losses on sale of property and equipment ....................          (4)                5
    Amortization and depreciation ...........................................         749               706
    Provision for non-collection of premiums ................................          25                40
    Provision for non-collection of reinsurance recoverables ................         139                24
    Net change in non-cash balances relating to operating activities:
      Accrued investment income .............................................        (168)             (432)
      Premiums receivable ...................................................       1,257               501
      Reinsurance recoverable on paid losses ................................         (74)             (441)
      Reinsurance recoverable on unpaid losses ..............................      (2,628)              199
      Reinsurance recoverable on unpaid losses from related parties .........      (1,664)           (1,171)
      Prepaid reinsurance premiums ..........................................          33             4,017
      Prepaid reinsurance premiums to related parties .......................         334              (742)
      Deferred policy acquisition costs .....................................         (80)             (789)
      Other assets ..........................................................         490               611
      Unpaid losses and loss adjustment expenses ............................       7,560             2,082
      Unearned premiums .....................................................      (1,148)           (1,944)
      Policyholder deposits .................................................         316              (346)
      Accrued taxes and other payables ......................................         376             1,558
      Premiums payable ......................................................        (762)             (447)
      Premiums payable to related parties ...................................        (142)             (527)
                                                                              ------------      ------------
    Cash provided by operating activities ...................................       6,071             4,425
                                                                              ------------      ------------
INVESTING ACTIVITIES
  Short-term investments:
    Purchases ...............................................................        (665)                -
    Maturities ..............................................................         950                 -
  Unrestricted fixed maturities available for sale:
    Purchases ...............................................................     (22,412)           (9,617)
    Sales ...................................................................         270                 -
    Maturities ..............................................................       6,029             3,197
  Equity securities available for sale:
    Purchases ...............................................................           -            (5,278)
    Sales ...................................................................           -             6,925
  Cost of property and equipment purchased ..................................        (325)             (297)
  Proceeds from sale of property and equipment ..............................          42                14
                                                                              ------------      ------------
    Cash applied to investing activities ....................................     (16,111)           (5,056)
                                                                              ------------      ------------

FINANCING ACTIVITIES
  Payments and loans from related parties ...................................       1,025               263
  Payments and loans to related parties .....................................      (1,548)           (2,623)
  Payments on bank loan .....................................................           -              (166)
                                                                              ------------      ------------
    Cash applied to financing activities ....................................        (523)           (2,526)
                                                                              ------------      ------------

Decrease in cash and cash equivalents during the period .....................     (10,563)           (3,157)

Cash and cash equivalents at beginning of period ............................      32,956            21,403
                                                                              ------------      ------------
Cash and cash equivalents at end of period .................................. $    22,393       $    18,246
                                                                              ============      ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year.

     The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries that meet consolidation requirements including National American Insurance Company ("NAICO") and Chandler Insurance Managers, Inc. ("CIMI").

NOTE 2.  SEGMENT INFORMATION

     Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold. The following table presents a summary of Chandler USA's operating segments for the three and six month periods ended June 30, 2008 and 2007:

                                                  Property
                                                    and
                                                  casualty                   Intersegment    Reported
                                                  insurance       Agency     eliminations    balances
                                                 ------------  ------------  ------------  ------------
                                                                     (In thousands)
THREE MONTHS ENDED JUNE 30, 2008
Revenues from external customers (1) ........... $    15,395   $       264   $         -   $    15,659
Intersegment revenues ..........................          12           724          (736)            -
Segment profit (loss) before income taxes (2) ..       1,253           165             -         1,418

THREE MONTHS ENDED JUNE 30, 2007
Revenues from external customers (1) ........... $    15,925   $       113   $         -   $    16,038
Intersegment revenues ..........................          39         1,142        (1,181)            -
Segment profit (loss) before income taxes (2) ..         643           419             -         1,062

SIX MONTHS ENDED JUNE 30, 2008
Revenues from external customers (1) ........... $    32,991   $       590   $         -   $    33,581
Intersegment revenues ..........................          23         1,720        (1,743)            -
Segment profit (loss) before income taxes (2) ..       1,759           668             -         2,427
Segment assets .................................     240,707         8,327        (7,209)      241,825

SIX MONTHS ENDED JUNE 30, 2007
Revenues from external customers (1) ........... $    33,019   $       866   $         -   $    33,885
Intersegment revenues ..........................          51         2,124        (2,175)            -
Segment profit (loss) before income taxes (2) ..       1,130         1,377             -         2,507
Segment assets .................................     223,132         6,709        (5,510)      224,331


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

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          ---------------------------  -------------------------
                                              2008           2007         2008          2007
                                          ------------   ------------  ----------   ------------
                                                              (In thousands)
  INSURANCE PROGRAM
  ---------------------------------------
  NET PREMIUMS EARNED
  Standard lines ........................ $    14,490    $    15,223   $  31,226    $    30,728
  Political subdivisions ................         698            944       1,398          1,934
  Homeowners ............................           -           (304)          -            (10)
  Surety bonds ..........................          19             62          53            129
  Other (1) .............................          36            (55)         76            109
                                          ------------   ------------  ----------   ------------
                                          $    15,243    $    15,870   $  32,753    $    32,890
                                          ============   ============  ==========   ============
  LOSSES AND LOSS ADJUSTMENT EXPENSES
  Standard lines ........................ $     7,749    $     9,187   $  18,178    $    18,414
  Political subdivisions ................         419            427         855          1,290
  Homeowners ............................          43           (124)         36            (22)
  Surety bonds ..........................         120           (112)        176            (90)
  Other (1) .............................          49            (12)         71            441
                                          ------------   ------------  ----------   ------------
                                          $     8,380    $     9,366   $  19,316    $    20,033
                                          ============   ============  ==========   ============


------------------------------------------------------

(1)  This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 6.0% at June 30, 2008. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby and the denial of its claims against NAICO and Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts.

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Chandler USA has adopted SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. Chandler USA has adopted SFAS No. 159 as of January 1, 2008, but did not elect the fair value option prescribed under SFAS No. 159 for any financial assets or liabilities that were not otherwise required to be measured at fair value. The adoption of SFAS No. 159 did not have a material impact on its consolidated financial statements.

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

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." Chandler USA does not expect this statement to have a material impact on its consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No.
60." SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. Chandler USA does not issue financial guarantee insurance contracts. The adoption of SFAS No. 163 will not have any impact on its consolidated financial statements.

NOTE 6.  FAIR VALUE MEASUREMENTS

     Effective January 1, 2008, Chandler USA adopted SFAS No. 157 which establishes a framework for measuring fair value and requires specific disclosures regarding assets and liabilities that are measured at fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 ranks the quality and reliability of the information used to determine fair values into three broad categories, with the highest priority given to Level 1 inputs and the lowest priority to Level 3 inputs. These levels are defined by SFAS No. 157 as follows:

     Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

     Level 2 - Observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly. If an asset or liability has a specified term, a Level 2 input must be observable for substantially the full term of the asset or liability.

     Level 3 - Unobservable inputs for the asset or liability.

     The following table presents information about Chandler USA's assets measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. No liabilities were measured at fair value at June 30, 2008.


                                              FAIR VALUE MEASUREMENTS AT JUNE 30, 2008
                                        --------------------------------------------------------
                                         Quoted prices    Significant
                                           in active         other     Significant
                                          markets for     observable  unobservable
                                        identical assets    inputs       inputs         Total
 Description                               (Level 1)       (Level 2)    (Level 3)    fair value
--------------------------------------- ---------------- ------------ ------------- ------------
                                                              (In thousands)
 Fixed maturities available for sale .. $             -  $    78,638  $          -  $    78,638
 Equity securities available for sale..               -            -            76           76
 Short-term investments ...............               -          760             -          760
                                        ---------------- ------------ ------------- ------------
  TOTAL ............................... $             -  $    79,398  $         76  $     79,474
                                        ================ ============ ============= ============


     At June 30, 2008, Chandler USA's equity securities which were measured at fair value using Level 3 inputs consisted of common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. The fair value of this stock was based upon an analytically determined valuation from an independent rating organization. The following table presents additional information about assets measured at fair value using Level 3 inputs for the three and six month periods ended June 30, 2008.


                                                      Three months      Six months
     Fair value measurements using significant            ended            ended
     unobservable inputs (Level 3)                    June 30, 2008    June 30, 2008
   ------------------------------------------------- ---------------  ---------------
                                                              (In thousands)

    Beginning balance .............................. $          141   $          141
    Total realized and unrealized gains (losses):
    Included in earnings ...........................              -                -
    Included in other comprehensive income .........            (65)             (65)
    Purchases, issuances and settlements ...........              -                -
    Transfers in and/or out of Level 3 .............              -                -
                                                     ---------------  ---------------
    Ending balance ................................. $           76   $           76
                                                     ===============  ===============




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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and six month periods ended June 30, 2008 and 2007:

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED JUNE 30,            2008           2007           2008           2007
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard lines ................... $    23,052    $    24,687    $    14,490    $    15,223
   Political subdivisions ...........       1,065          1,271            698            944
   Homeowners .......................           -             28              -           (304)
   Surety bonds .....................          27             89             19             62
   Other ............................          36            (54)            36            (55)
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    24,180    $    26,021    $    15,243    $    15,870
                                      ============   ============   ============   ============

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   SIX MONTHS ENDED JUNE 30,              2008           2007           2008          2007
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard lines ................... $    49,259    $    49,815    $    31,226    $    30,728
   Political subdivisions ...........       2,131          2,784          1,398          1,934
   Homeowners .......................           -            503              -            (10)
   Surety bonds .....................          76            184             53            129
   Other ............................          76            111             76            109
                                      ------------   ------------   ------------  ------------
   TOTAL ............................ $    51,542    $    53,397    $    32,753   $     32,890
                                      ============   ============   ============   ============

     Gross premiums earned decreased $1.8 million or 7% and $1.9 million or 3% in the second quarter and first six months of 2008, respectively, compared to the 2007 periods. The decreases were due primarily to a decrease in automobile liability premiums of $2.8 million and $2.0 million in the second quarter and first six months of 2008, respectively, which was due to a decrease in premiums from trucking accounts. The decreases were partially offset by increases in workers compensation and other liability premiums in these periods. Net premiums earned decreased $627,000 or 4% and $137,000 or less than 1% for the second quarter and first six months of 2008, respectively.

     Gross premiums earned in the standard lines program decreased $1.6 million or 7% and $556,000 or 1% in the second quarter and first six months of 2008, respectively, compared to the 2007 periods. Workers compensation premiums increased $522,000 and $1.2 million in the second quarter and first six months of 2008, respectively, and other liability premiums increased $1.0 million and $952,000 in these periods. However, automobile liability premiums decreased $2.7 million and $1.8 million in these periods. Net premiums earned decreased $733,000 or 5% and increased $498,000 or 2% in the second quarter and first six months of 2008, respectively.

     Gross premiums earned in the political subdivisions program decreased $206,000 or 16% and $653,000 or 23% in the second quarter and first six months of 2008, respectively, compared to the 2007 periods. The decrease in gross premiums earned is due primarily to increased competition related to Oklahoma school districts. Net premiums earned in this program decreased $246,000 or 26% and $536,000 or 28% in the second quarter and first six months of 2008, respectively.

     Gross and net premiums earned in the surety bond program decreased from the 2007 periods. NAICO no longer actively markets its surety bond program.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At June 30, 2008, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds and certificates of deposit insured by the FDIC, with approximately 22% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans. Net investment income included $317,000 in the first quarter of 2007 for the accrual of prejudgment interest on a favorable jury verdict in civil litigation in 2006 regarding certain surety bond claims. See "LITIGATION" and Note 4 of Notes to Interim Consolidated Financial Statements.

     Net investment income, excluding interest income from related parties and the prejudgment interest accrual, decreased $13,000 or 2% and increased $34,000 or 2% in the second quarter and first six months of 2008, respectively. An increase in cash and invested assets was largely offset by lower interest rates during 2008. Cash and invested assets were $101.9 million at June 30, 2008 compared to $90.8 million at June 30, 2007. Net interest income from related parties decreased $90,000 or 36% and $114,000 or 25% in the second quarter and first six months of 2008, respectively, due primarily to lower interest rates.

     Net realized investment gains were $4,000 during the second quarter and first six months of 2008. Net realized investment gains were $26,000 and $61,000 during the second quarter and first six months of 2007, respectively.

OTHER INCOME

     Other income was $416,000 and $828,000 in the second quarter and first six months of 2008, respectively, compared to $168,000 and $995,000 in the second quarter and first six months of 2007. The increase in the second quarter of 2008 was due primarily to an increase in commission income related to business produced by CIMI for insurance companies other than NAICO. The decrease in the first six months of 2008 was primarily attributable to commission income received by CIMI during the first quarter of 2007 for the transfer of NAICO's existing property and inland marine business in the standard lines and political subdivisions programs to Praetorian under a new arrangement effective January 1, 2007. Under this arrangement, CIMI receives commission income for the business it produces for Praetorian.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 55.0% and 59.0% for the second quarter and first six months of 2008, compared to 59.0% and 60.9% in the corresponding 2007 periods. The decrease in the 2008 loss ratios was due primarily to a decrease in losses incurred related to prior accident years. In the second quarter of 2008, losses and loss adjustment expenses incurred related to prior accident years were redundant by $696,000 and decreased the loss ratio by 4.6 percentage points. In the first six months of 2008, loss development was redundant by $515,000 which decreased the loss ratio by 1.6 percentage points. In the second quarter of 2007, losses and loss adjustment expenses incurred related to prior accident years were $157,000 and increased the loss ratio by 1.0 percentage point. In the first six months of 2007, loss development was redundant by $301,000 which decreased the loss ratio by 0.9 percentage points.

     Weather-related losses from wind and hail totaled $303,000 and $305,000 in the second quarter and first six months of 2008 and increased the respective loss ratios by 2.0 and 0.9 percentage points. Weather-related losses totaled $48,000 and $70,000 in the second quarter and first six months of 2007, and increased the respective 2007 loss ratios by 0.3 and 0.2 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three and six month periods ended June 30, 2008 and 2007:

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                             ----------------------  ----------------------
                                                2008        2007        2008        2007
                                             ----------  ----------  ----------  ----------
                                                             (In thousands)
Commissions expense ........................ $   2,953   $   3,374   $   7,278   $   7,279
Other premium related assessments ..........       239         263         546         521
Premium taxes ..............................       423         580       1,000       1,152
Excise taxes ...............................        54          66         136         149
Other expense ..............................       157         214         306         453
                                             ----------  ----------  ----------  ----------

Total direct expenses ......................     3,826       4,497       9,266       9,554

Indirect underwriting expenses .............     1,608       1,457       3,183       2,920
Commissions received from reinsurers .......    (2,391)     (2,911)     (6,001)     (5,404)
Adjustment for deferred acquisition costs ..        81         (11)        (81)       (788)
                                             ----------  ----------  ----------  ----------
Net policy acquisition costs ............... $   3,124   $   3,032   $   6,367   $   6,282
                                             ==========  ==========  ==========  ==========

     Total direct expenses as a percentage of direct written and assumed premiums were 18.9% and 18.6% for the second quarter and first six months of 2008, compared to 18.4% and 18.6% in the corresponding year ago periods. Commissions expense as a percentage of gross written and assumed premiums was 14.6% and 14.4% in the second quarter and the first six months of 2008 compared to 14.0% and 14.1% in the corresponding 2007 periods.

     Indirect underwriting expenses were 8.0% and 6.3% of total direct written and assumed premiums in the second quarter and first six months of 2008, respectively, compared to 6.0% and 5.7% in the corresponding 2007 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Direct premiums written and assumed decreased by $3.9 million or 16% and $1.1 million or 2% in the second quarter and first six months of 2008, respectively, which caused the 2008 percentages of such expenses to direct written and assumed premiums to increase. Commissions received from reinsurers as a percent of ceded reinsurance premiums were 31.9% and 32.6% in the second quarter and first six months of 2008, respectively, compared to 31.1% and 31.4% in the corresponding 2007 periods.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 12.7% and 12.0% of gross premiums earned and other income in the second quarter and first six months of 2008, respectively, compared to 11.6% and 11.5% for the corresponding 2007 periods. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense decreased $51,000 and $76,000 in the second quarter and first six months of 2008, respectively, compared to the 2007 periods. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The decrease in the 2008 periods was due primarily to lower interest rates during 2008, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2008, Chandler USA provided $6.1 million in cash from operations. Cash provided by operations included an increase in unpaid losses and loss adjustment expenses of $7.6 million. This was partially offset by an increase in reinsurance recoverable on unpaid losses of $4.3 million. In the first six months of 2007, Chandler USA provided $4.4 million in cash from operations.

     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. At June 30, 2008, the total amount of cash and securities restricted as a result of these arrangements was $36.4 million which was an increase of $3.5 million from December 31, 2007. This increase was due to an increase in the amount of reinsurance that NAICO assumed during 2008.

     At June 30, 2008, Chandler USA's parent company, Chandler Insurance Company, Ltd., owed approximately $12.0 million to Chandler USA versus $11.5 million at December 31, 2007 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 6.0% at June 30, 2008. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     As of December 31, 2007, NAICO had statutory earned surplus of $12.5 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2008 without the approval of the Oklahoma Department of Insurance is $5.0 million. NAICO paid a cash shareholder dividend of $1.0 million to Chandler USA in June 2008. NAICO paid a cash shareholder dividend of $1.6 million to Chandler USA in May 2007.

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

     On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby and the denial of its claims against NAICO and Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf
Liquids and Williams in accordance with the jury verdicts.

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


   Date:  August 8, 2008          CHANDLER (U.S.A.), INC.

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