Form 10-Q
period 2008-09-30
CHANDLER USA INC
filed 2008-11-12
CIK 1083750

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

     The number of common shares, $1.00 par value, of the registrant outstanding on October 31, 2008 was 2,484, which are owned by Chandler Insurance Company, Ltd.

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

                            CHANDLER (U.S.A.), INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:
------------------------------

Consolidated Balance Sheets as of September 30, 2008 (unaudited)
   and December 31, 2007 ..................................................1

Consolidated Statements of Operations for the three months
   ended September 30, 2008 and 2007 (unaudited)  .........................2

Consolidated Statements of Operations for the nine months
   ended September 30, 2008 and 2007 (unaudited)  .........................3

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2008 and 2007 (unaudited)  ..................4

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2008 and 2007 (unaudited)  ..................5

Consolidated Statements of Cash Flows for the nine months
   ended September 30, 2008 and 2007 (unaudited)  .........................6

Notes to Interim Consolidated Financial Statements (unaudited)  ...........7

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

Item 4.     Submission of Matters to a Vote of Security Holders ..........18

Item 5.     Other Information ............................................18

Item 6.     Exhibits .....................................................18

Signatures ...............................................................19

                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)


                                                                                           September 30,  December 31,
                                                                                               2008           2007
                                                                                           ------------- --------------
                                                                                            (Unaudited)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $37,222 and $32,416 in 2008 and 2007, respectively) ......... $     37,173  $      32,670
  Unrestricted (amortized cost $36,917 and $30,484 in 2008 and 2007, respectively) .......       36,390         30,387
 Equity securities at fair value (cost $0 in 2008 and 2007) ..............................           76            141
 Short-term investments (amortized cost $3,309 and $1,045 in 2008
  and 2007, respectively) ................................................................        3,300          1,045
                                                                                           ------------- --------------
  Total investments ......................................................................       76,939         64,243
Cash and cash equivalents ($359 and $146 restricted in 2008 and 2007, respectively) ......       19,793         32,956
Accrued investment income ................................................................          920            874
Premiums receivable, less allowance for non-collection of $123 and $134 at
 2008 and 2007, respectively .............................................................       27,618         28,128
Reinsurance recoverable on paid losses ...................................................        2,524          1,100
Reinsurance recoverable on paid losses from related parties ..............................          687              -
Reinsurance recoverable on unpaid losses, less allowance for
 non-collection of $243 and $239 at 2008 and 2007, respectively ..........................       35,242         36,036
Reinsurance recoverable on unpaid losses from related parties ............................       19,570         18,688
Prepaid reinsurance premiums .............................................................        3,044          3,105
Prepaid reinsurance premiums to related parties ..........................................       12,380         12,928
Deferred policy acquisition costs ........................................................        1,142          1,118
Property and equipment, net ..............................................................        8,033          8,255
Amounts due from related parties .........................................................       12,226         11,506
State insurance licenses, net ............................................................        3,745          3,745
Other assets .............................................................................       11,757         11,685
                                                                                           ------------- --------------
Total assets ............................................................................. $    235,620  $     234,367
                                                                                           ============= ==============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses .............................................. $    103,803  $     100,590
 Unearned premiums .......................................................................       44,494         46,389
 Policyholder deposits ...................................................................        8,662          7,947
 Accrued taxes and other payables ........................................................        5,017          5,777
 Premiums payable ........................................................................        2,071          2,263
 Premiums payable to related parties .....................................................            -            198
 Senior debentures .......................................................................        6,979          6,979
 Junior subordinated debentures issued to affiliated trusts ..............................       20,620         20,620
                                                                                           ------------- --------------
  Total liabilities ......................................................................      191,646        190,763
                                                                                           ============= ==============
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ....................................................            2              2
 Paid-in surplus .........................................................................       60,584         60,584
 Accumulated deficit .....................................................................      (16,276)       (17,179)
 Accumulated other comprehensive income (loss):
 Unrealized gain (loss) on investments available for sale, net of deferred income taxes ..         (336)           197
                                                                                           ------------- --------------
  Total shareholder's equity .............................................................       43,974         43,604
                                                                                           ------------- --------------
Total liabilities and shareholder's equity ............................................... $    235,620  $     234,367
                                                                                           ============= ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                                  Three months ended September 30,
                                                                 ---------------------------------
                                                                     2008                 2007
                                                                 ------------         ------------

Premiums and other revenues
  Direct premiums written and assumed .......................... $    24,160          $    21,894
  Reinsurance premiums ceded ...................................      (2,441)              (2,701)
  Reinsurance premiums ceded to related parties ................      (6,533)              (5,782)
                                                                 ------------         ------------
    Net premiums written and assumed ...........................      15,186               13,411
  Decrease in unearned premiums ................................         505                3,099
                                                                 ------------         ------------
    Net premiums earned ........................................      15,691               16,510

Investment income, net .........................................         828                  918
Interest income, net from related parties ......................         159                  248
Realized investment gains, net .................................          91                   34
Other income ...................................................         731                  369
                                                                 ------------         ------------

  Total premiums and other revenues ............................      17,500               18,079
                                                                 ------------         ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $3,665 and $4,407 in
    2008 and 2007, respectively ................................      11,352               10,230
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,484 and $2,200 in
    2008 and 2007, respectively ................................       3,097                3,197
  General and administrative expenses ..........................       3,161                3,056
  Interest expense .............................................         628                  675
                                                                 ------------         ------------

    Total operating costs and expenses .........................      18,238               17,158
                                                                 ------------         ------------

Income (loss) before income taxes ..............................        (738)                 921
Federal income tax benefit (provision) .........................         175                 (407)
                                                                 ------------         ------------

  Net income (loss) ............................................ $      (563)         $       514
                                                                 ============         ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                              (Amounts in thousands)

                                                               Nine months ended September 30,
                                                              --------------------------------
                                                                  2008                2007
                                                              -------------       ------------
Premiums and other revenues
  Direct premiums written and assumed ....................... $     74,554        $    73,347
  Reinsurance premiums ceded ................................       (7,260)            (5,014)
  Reinsurance premiums ceded to related parties .............      (20,136)           (20,701)
                                                              -------------       ------------

    Net premiums written and assumed ........................       47,158             47,632
  Decrease in unearned premiums .............................        1,286              1,768
                                                              -------------       ------------

    Net premiums earned .....................................       48,444             49,400

Investment income, net ......................................        2,565              2,938
Interest income, net from related parties ...................          505                708
Realized investment gains, net ..............................           95                 95
Other income ................................................        1,559              1,364
                                                              -------------       ------------

  Total premiums and other revenues .........................       53,168             54,505
                                                              -------------       ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $11,296 and $12,433 in
    2008 and 2007, respectively .............................       30,668             30,263
  Policy acquisition costs, net of ceding commissions
    received from related parties of $7,656 and $7,874 in
    2008 and 2007, respectively .............................        9,464              9,479
  General and administrative expenses .......................        9,440              9,305
  Interest expense ..........................................        1,907              2,030
                                                              -------------       ------------

    Total operating costs and expenses ......................       51,479             51,077
                                                              -------------       ------------

Income before income taxes ..................................        1,689              3,428
Federal income tax provision ................................         (786)            (1,332)
                                                              -------------       ------------

  Net income ................................................ $        903        $     2,096
                                                              =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                               Three months ended September 30,
                                                               --------------------------------
                                                                   2008                2007
                                                               -------------       ------------

Net income (loss)............................................. $       (563)       $       514
                                                               -------------       ------------

Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ..         (401)             1,369
    Less:  Reclassification adjustment for gains included in
      net income .............................................          (91)               (34)
                                                               -------------       ------------

Other comprehensive income (loss), before income tax .........         (492)             1,335
Income tax benefit (expense) related to items of other
  comprehensive income (loss) ................................          167               (454)
                                                               -------------       ------------
Other comprehensive income (loss), net of income tax .........         (325)               881
                                                               -------------       ------------

Comprehensive income (loss) .................................. $       (888)       $     1,395
                                                               =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                               Nine months ended September 30,
                                                               --------------------------------
                                                                   2008                2007
                                                               -------------       ------------
Net income ................................................... $        903        $     2,096
                                                               -------------       ------------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ..         (712)             1,077
    Less:  Reclassification adjustment for gains included in
      net income .............................................          (95)               (95)
                                                               -------------       ------------
Other comprehensive income (loss), before income tax .........         (807)               982
Income tax benefit (expense) related to items of other
  comprehensive income (loss) ................................          274               (334)
                                                               -------------       ------------
Other comprehensive income (loss), net of income tax .........         (533)               648
                                                               -------------       ------------

Comprehensive income ......................................... $        370        $     2,744
                                                               =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                              Nine months ended September 30,
                                                                              -------------------------------
                                                                                  2008               2007
                                                                              ------------       ------------

OPERATING ACTIVITIES
Net income .................................................................. $       903        $     2,096
  Add (deduct):
  Adjustments to reconcile net income to cash provided by operating activities:
    Realized investment gains, net ..........................................         (95)               (95)
    Net gains on sale of property and equipment .............................           -                 (6)
    Amortization and depreciation ...........................................       1,151              1,065
    Provision for non-collection of premiums ................................          15                 41
    Provision for non-collection of reinsurance recoverables ................         155                126
    Net change in non-cash balances relating to operating activities:
      Accrued investment income .............................................         (46)              (289)
      Premiums receivable ...................................................         495              3,940
      Reinsurance recoverable on paid losses ................................      (1,575)              (106)
      Reinsurance recoverable on paid losses from related parties ...........        (687)                 -
      Reinsurance recoverable on unpaid losses ..............................         790               (790)
      Reinsurance recoverable on unpaid losses from related parties .........        (882)            (1,754)
      Prepaid reinsurance premiums ..........................................          61              4,267
      Prepaid reinsurance premiums to related parties .......................         548                585
      Deferred policy acquisition costs .....................................         (24)              (602)
      Other assets ..........................................................         159              1,490
      Unpaid losses and loss adjustment expenses ............................       3,213              3,375
      Unearned premiums .....................................................      (1,895)            (6,619)
      Policyholder deposits .................................................         715                (55)
      Accrued taxes and other payables ......................................        (760)               402
      Premiums payable ......................................................        (192)               571
      Premiums payable to related parties ...................................        (198)              (259)
                                                                              ------------       ------------
    Cash provided by operating activities ...................................       1,851              7,383
                                                                              ------------       ------------
INVESTING ACTIVITIES
  Short-term investments:
    Purchases ...............................................................      (3,594)                 -
    Maturities ..............................................................       1,330                  -
  Unrestricted fixed maturities available for sale:
    Purchases ...............................................................     (34,192)           (13,965)
    Sales ...................................................................       6,417              5,016
    Maturities ..............................................................      16,182              5,286
  Equity securities available for sale:
    Purchases ...............................................................        (266)            (5,811)
    Sales ...................................................................         270              6,925
  Cost of property and equipment purchased ..................................        (570)              (661)
  Proceeds from sale of property and equipment ..............................         129                 50
                                                                              ------------       ------------
    Cash applied to investing activities ....................................     (14,294)            (3,160)
                                                                              ------------       ------------

FINANCING ACTIVITIES
  Payments and loans from related parties ...................................       2,146              1,730
  Payments and loans to related parties .....................................      (2,866)            (3,854)
  Payments on bank loan .....................................................           -               (252)
                                                                              ------------       ------------
    Cash applied to financing activities ....................................        (720)            (2,376)
                                                                              ------------       ------------

Increase (decrease) in cash and cash equivalents during the period ..........     (13,163)             1,847

Cash and cash equivalents at beginning of period ............................      32,956             21,403
                                                                              ------------       ------------
Cash and cash equivalents at end of period .................................. $    19,793        $    23,250
                                                                              ============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year.

     The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries that meet consolidation requirements including National American Insurance Company ("NAICO") and Chandler Insurance Managers, Inc. ("CIMI").

NOTE 2.  SEGMENT INFORMATION

     Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold. The following table presents a summary of Chandler USA's operating segments for the three and nine month periods ended September 30, 2008 and 2007:

                                                  Property
                                                    and
                                                  casualty                   Intersegment    Reported
                                                  insurance       Agency     eliminations    balances
                                                 ------------  ------------  ------------  ------------
                                                                     (In thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2008
Revenues from external customers (1) ........... $    15,848   $       574   $         -   $    16,422
Intersegment revenues ..........................          21           805          (826)            -
Segment profit (loss) before income taxes (2) ..      (1,282)          544             -          (738)

THREE MONTHS ENDED SEPTEMBER 30, 2007
Revenues from external customers (1) ........... $    16,620   $       259   $         -   $    16,879
Intersegment revenues ..........................           7         1,170        (1,177)            -
Segment profit (loss) before income taxes (2) ..         299           622             -           921

NINE MONTHS ENDED SEPTEMBER 30, 2008
Revenues from external customers (1) ........... $    48,839   $     1,164   $         -   $    50,003
Intersegment revenues ..........................          44         2,525        (2,569)            -
Segment profit (loss) before income taxes (2) ..         477         1,212             -         1,689
Segment assets .................................     233,081         9,871        (7,332)      235,620

NINE MONTHS ENDED SEPTEMBER 30, 2007
Revenues from external customers (1) ........... $    49,638   $     1,126   $         -   $    50,764
Intersegment revenues ..........................          58         3,294        (3,352)            -
Segment profit (loss) before income taxes (2) ..       1,430         1,998             -         3,428
Segment assets .................................     220,742         7,622        (5,685)      222,679


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

                                          THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------        ------------------------------
                                              2008                2007                2008              2007
                                          ------------        ------------        ------------      ------------
                                                                       (In thousands)
  INSURANCE PROGRAM
  ---------------------------------------
  NET PREMIUMS EARNED
  Standard lines ........................ $    14,943         $    15,639         $    46,169       $    46,367
  Political subdivisions ................         694                 787               2,092             2,722
  Surety bonds ..........................          17                  32                  70               162
  Other (1) .............................          37                  52                 113               149
                                          ------------        ------------        ------------      ------------
                                          $    15,691         $    16,510         $    48,444       $    49,400
                                          ============        ============        ============      ============
  LOSSES AND LOSS ADJUSTMENT EXPENSES
  ---------------------------------------
  Standard lines ........................ $    10,703         $     9,862         $    28,881       $    28,275
  Political subdivisions ................         626                 248               1,481             1,538
  Surety bonds ..........................         (93)                177                  82                87
  Other (1) .............................         116                 (57)                224               363
                                          ------------        ------------        ------------      ------------
                                          $    11,352         $    10,230         $    30,668       $    30,263
                                          ============        ============        ============      ============


------------------------------------------------------

(1) This program is comprised primarily of the run-off of other discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 6.0% at September 30, 2008. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     The following table presents information about Chandler USA's assets measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. Substantially all of the prices of fixed maturities, equity securities and short-term investments that are valued as level 1 or level 2 in the fair value hierarchy are received from independent pricing services utilized by our investment custodians. No liabilities were measured at fair value at September 30, 2008.


                                             FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2008
                                        --------------------------------------------------------
                                         Quoted prices    Significant
                                           in active         other     Significant
                                          markets for     observable  unobservable
                                        identical assets    inputs       inputs         Total
 Description                               (Level 1)       (Level 2)    (Level 3)    fair value
--------------------------------------- ---------------- ------------ ------------- ------------
                                                              (In thousands)
 Fixed maturities available for sale .. $             -  $    73,563  $          -  $    73,563
 Equity securities available for sale..               -            -            76           76
 Short-term investments ...............               -        3,300             -        3,300
                                        ---------------- ------------ ------------- -----------
  TOTAL ............................... $             -  $    76,863  $         76  $    76,939
                                        ================ ============ ============= ===========


     At September 30, 2008, Chandler USA's equity securities which were measured at fair value using Level 3 inputs consisted of common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. The fair value of this stock was based upon an analytically determined valuation from an independent rating organization. The following table presents additional information about assets measured at fair value using Level 3 inputs for the three and nine month periods ended September 30, 2008.


                                                        Three months        Nine months
     Fair value measurements using significant              ended              ended
     unobservable inputs (Level 3)                   September 30, 2008  September 30, 2008
   ------------------------------------------------- ------------------  ------------------
                                                              (In thousands)

    Beginning balance .............................. $              76   $             141
      Total realized and unrealized gains (losses):
        Included in earnings .......................                 -                   -
        Included in other comprehensive income .....                 -                 (65)
      Purchases, issuances and settlements .........                 -                   -
      Transfers in and/or out of Level 3 ...........                 -                   -
                                                     ------------------  ------------------
    Ending balance ................................. $              76   $              76
                                                     ==================  ==================



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

                                                                     PAGE 13
RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program for the three and nine month periods ended September 30, 2008 and 2007:

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED SEPTEMBER 30,       2008           2007           2008           2007
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard lines ..................  $    23,787    $    25,270    $    14,943    $    15,639
   Political subdivisions ..........        1,058          1,203            694            787
   Surety bonds ....................           25             46             17             32
   Other ...........................           37             51             37             52
                                      ------------   ------------   ------------   ------------
   TOTAL ...........................  $    24,907    $    26,570    $    15,691    $    16,510
                                      ============   ============   ============   ============

                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   NINE MONTHS ENDED SEPTEMBER 30,        2008           2007           2008          2007
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   Standard lines ..................  $    73,046    $   75,085     $    46,169    $    46,367
   Political subdivisions ..........        3,190         3,987           2,092          2,722
   Surety bonds ....................          100           231              70            162
   Other ...........................          113           664             113            149
                                      ------------   ------------   ------------   ------------
   TOTAL ...........................  $    76,449    $   79,967     $    48,444    $    49,400
                                      ============   ============   ============   ============

     Gross premiums earned decreased $1.7 million or 6% and $3.5 million or 4% in the third quarter and first nine months of 2008, respectively, compared to the 2007 periods. The decreases were due primarily to a decrease in automobile liability premiums of $2.5 million and $4.6 million in the third quarter and first nine months of 2008, respectively, which was due to a decrease in premiums from trucking accounts. The decreases were partially offset by increases in workers compensation and other liability premiums in these periods. Net premiums earned decreased $819,000 or 5% and $956,000 or 2% for the third quarter and first nine months of 2008, respectively.

     Gross premiums earned in the standard lines program decreased $1.5 million or 6% and $2.0 million or 3% in the third quarter and first nine months of 2008, respectively, compared to the 2007 periods. Workers compensation premiums in this program increased $601,000 and $1.8 million in the third quarter and first nine months of 2008, respectively, and other liability premiums increased $353,000 and $1.3 million in these periods. However, automobile liability premiums decreased $2.5 million and $4.2 million in these periods. Net premiums earned decreased $696,000 or 4% and $198,000 or less than 1% in the third quarter and first nine months of 2008, respectively.

     Gross premiums earned in the political subdivisions program decreased $145,000 or 12% and $797,000 or 20% in the third quarter and first nine months of 2008, respectively, compared to the 2007 periods. The decrease in gross premiums earned is due primarily to increased competition related to Oklahoma school districts. Net premiums earned in this program decreased $93,000 or 12% and $630,000 or 23% in the third quarter and first nine months of 2008, respectively.

     Gross and net premiums earned in the surety bond program decreased from the 2007 periods. NAICO no longer actively markets its surety bond program.

     Other premiums include premiums from the runoff of various programs which are no longer offered by NAICO and NAICO's participation in various mandatory pools covering workers compensation for insureds that were unable to purchase this coverage from an insurance company on a voluntary basis.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At September 30, 2008, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds and certificates of deposit insured by the FDIC, with approximately 20% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans. Net investment income included $317,000 in the first quarter of 2007 for the accrual of prejudgment interest on a favorable jury verdict in civil litigation in 2006 regarding certain surety bond claims. See "LITIGATION" and Note 4 of Notes to Interim Consolidated Financial Statements.

     Net investment income, excluding interest income from related parties and the prejudgment interest accrual, decreased $90,000 or 10% and decreased $56,000 or 2% in the third quarter and first nine months of 2008, respectively. An increase in cash and invested assets was offset by lower interest rates during the 2008 periods. Cash and invested assets were $96.7 million at September 30, 2008 compared to $94.8 million at September 30, 2007. Net interest income from related parties decreased $89,000 or 36% and $203,000 or 29% in the third quarter and first nine months of 2008, respectively, due primarily to lower interest rates.

     Net realized investment gains were $91,000 and $95,000 during the third quarter and first nine months of 2008, respectively. Net realized investment gains were $34,000 and $95,000 during the third quarter and first nine months of 2007, respectively.

OTHER INCOME

     Other income was $731,000 and $1.6 million in the third quarter and first nine months of 2008, respectively, compared to $369,000 and $1.4 million in the third quarter and first nine months of 2007. The increase in the third quarter of 2008 was due primarily to an increase in commission income related to business produced by CIMI for insurance companies other than NAICO.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 72.3% and 63.3% for the third quarter and first nine months of 2008, compared to 62.0% and 61.3% in the corresponding 2007 periods. The increase in the 2008 loss ratios was due primarily to an increase in losses incurred related to prior accident years in the workers compensation portion of the standard lines program. In the third quarter of 2008, losses and loss adjustment expenses incurred related to prior accident years were $1.7 million and increased the loss ratio by
10.9 percentage points. In the first nine months of 2008, losses and loss adjustment expenses incurred related to prior accident years were $1.2 million which increased the loss ratio by 2.5 percentage points. In the third quarter of 2007, losses and loss adjustment expenses incurred related to prior accident years were $14,000. In the first nine months of 2007, loss development was redundant by $287,000.

     Weather-related losses from wind and hail totaled $18,000 and $322,000 in the third quarter and first nine months of 2008 and increased the respective loss ratios by 0.1 and 0.7 percentage points. Weather-related losses totaled $35,000 and $109,000 in the third quarter and first nine months of 2007, and increased the respective 2007 loss ratios by 0.2 percentage points in both periods.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three and nine month periods ended September 30, 2008 and 2007:


                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                               ----------------------  ----------------------
                                                  2008        2007        2008        2007
                                               ----------  ----------  ----------  ----------
                                                               (In thousands)
Commissions expense .......................... $   3,306   $   3,139   $  10,584   $  10,418
Other premium related assessments ............       293         245         840         766
Premium taxes ................................       471         490       1,471       1,642
Excise taxes .................................        65          58         201         207
Other expense ................................       111         187         416         640
                                               ----------  ----------  ----------  ----------

Total direct expenses ........................     4,246       4,119      13,512      13,673

Indirect underwriting expenses ...............     1,649       1,500       4,832       4,420
Commissions received from reinsurers .........    (2,855)     (2,608)     (8,856)     (8,012)
Adjustment for deferred acquisition costs ....        57         186         (24)       (602)
                                               ----------  ----------  ----------  ----------
Net policy acquisition costs ................. $   3,097   $   3,197   $   9,464   $   9,479
                                               ==========  ==========  ==========  ==========


     Total direct expenses as a percentage of direct written and assumed premiums were 17.8% and 18.1% for the third quarter and first nine months of 2008, compared to 18.8% and 18.6% in the corresponding year ago periods. Commissions expense as a percentage of gross written and assumed premiums was 13.7% and 14.2% in the third quarter and the first nine months of 2008 compared to 14.3% and 14.2% in the corresponding 2007 periods.

     Indirect underwriting expenses were 6.8% and 6.5% of total direct written and assumed premiums in the third quarter and first nine months of 2008, respectively, compared to 6.9% and 6.0% in the corresponding 2007 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percent of ceded reinsurance premiums were 31.8% and 32.3% in the third quarter and first nine months of 2008, respectively, compared to 30.7% and 31.2% in the corresponding 2007 periods.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 12.3% and 12.1% of gross premiums earned and other income in the third quarter and first nine months of 2008, respectively, compared to 11.3% and 11.4% for the corresponding 2007 periods. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary

INTEREST EXPENSE

     Interest expense decreased $47,000 and $123,000 in the third quarter and first nine months of 2008, respectively, compared to the 2007 periods. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The decrease in the 2008 periods was due primarily to lower interest rates during 2008, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2008, Chandler USA provided $1.9 million in cash from operations. Cash provided by operations included an increase in unpaid losses and loss adjustment expenses of $3.2 million. This was partially offset by a decrease in unearned premiums of $1.9 million and an increase in reinsurance recoverables on paid losses of $2.3 million. In the first nine months of 2007, Chandler USA provided $7.4 million in cash from operations.

     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. At September 30, 2008, the total amount of cash and securities restricted as a result of these arrangements was $37.5 million which was an increase of $4.7 million from December 31, 2007.
This increase was due to an increase in the amount of reinsurance that NAICO assumed during 2008.

     At September 30, 2008, Chandler USA's parent company, Chandler Insurance Company, Ltd., owed approximately $12.2 million to Chandler USA versus $11.5 million at December 31, 2007 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 6.0% at September 30, 2008. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     As of December 31, 2007, NAICO had statutory earned surplus of $12.5 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2008 without the approval of the Oklahoma Department of Insurance is $5.0 million. NAICO paid cash shareholder dividends of $1.0 million to Chandler USA in June 2008 and $1,050,000 in September 2008. NAICO paid a cash shareholder dividend of $1.6 million to Chandler USA in May 2007.

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

     Date:  November 11, 2008      CHANDLER (U.S.A.), INC.

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