Form 10-K
period 2008-12-31
CHANDLER USA INC
filed 2009-03-25
CIK 1083750

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

      Registrant's telephone number, including area code: (405) 258-0804


          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
 --------------------------------  --------------------------------------------
 8.75% SENIOR DEBENTURES DUE 2014             NYSE ALTERNEXT US LLC

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


  Aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter: None.

  The number of common shares, $1.00 par value, of the registrant outstanding on February 28, 2009 was 2,484, which are owned by Chandler Insurance Company, Ltd.

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

  NAICO is one of the leading commercial business insurance writers in Oklahoma, providing property and casualty insurance products for businesses in various industries. NAICO has a network of independent agents, totaling approximately 200 at December 31, 2008, that market NAICO's insurance products. Independent agents originate substantially all of NAICO's business. NAICO is licensed to write property and casualty coverage in 45 states and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects. NAICO is currently rated as B+ (Good) by A.M. Best Company, an insurance rating agency. This rating is an independent opinion of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

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

  NAICO has also written property and inland marine coverages in this program. Effective January 1, 2007, the property and inland marine lines of insurance that were previously written by NAICO in the standard lines and political subdivisions programs are being written by Praetorian Insurance Company ("Praetorian") through an arrangement between Praetorian and CIMI. NAICO also transferred its existing property and inland marine business in these programs to Praetorian under this arrangement effective January 1, 2007.
Under this arrangement, CIMI receives commission income for the business it produces for Praetorian. CIMI is responsible for the payment of commissions to the producing agents, and is also responsible for providing underwriting and loss control services for this business. NAICO handles all claims for this business under a separate claims handling agreement with Praetorian.
CIMI and Praetorian have agreed to terminate this arrangement effective June 29, 2009. At the present time, CIMI expects that a similar arrangement with another insurance company will be completed prior to the termination of the current arrangement.

POLITICAL SUBDIVISIONS PROGRAM

  Under the political subdivisions program, NAICO writes insurance policies primarily for school districts in Oklahoma. As of December 31, 2008, NAICO insured 97 school districts in Oklahoma. The coverages offered include workers compensation, automobile liability, automobile physical damage, general liability and school board legal liability. NAICO has also written property and inland marine coverages in this program. Effective January 1, 2007, the property and inland marine lines of insurance that were previously written by NAICO are being written by Praetorian through an arrangement between Praetorian and CIMI. CIMI and Praetorian have agreed to terminate this arrangement effective June 29, 2009. At the present time, CIMI expects that a similar arrangement with another insurance company will be completed prior to the termination of the current arrangement.

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

  The following table shows gross premiums earned and net premiums earned by insurance program for the years 2006, 2007 and 2008. The term "gross premiums earned" means gross premiums written (before reductions for premiums ceded to reinsurers) less the increases or plus the decreases in the gross unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. The term "net premiums earned" means gross premiums earned less reductions for earned premiums ceded to reinsurers. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

<CAPTION

                                            GROSS PREMIUMS EARNED        NET PREMIUMS EARNED
                                          --------------------------  --------------------------
INSURANCE PROGRAMS                          2006     2007     2008      2006     2007     2008
----------------------------------------  -------- -------- --------  -------- -------- --------
                                                              (In thousands)
Standard lines .........................  $ 91,153 $100,844 $ 96,587  $ 54,357 $ 62,342 $ 61,047
Political subdivisions .................    14,337    5,084    4,191     5,253    3,436    2,747
Homeowners .............................     8,542      501        -     5,353        9        -
Surety bonds ...........................       278      266      119       193      186       83
Other (1) ..............................       550      214      150       548      212      150
                                          -------- -------- --------  -------- -------- --------
TOTAL ..................................  $114,860 $106,909 $101,047  $ 65,704 $ 66,185 $ 64,027
                                          ======== ======== ========  ======== ======== ========
-------------------------------------------


(1)  This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.


                                                                     PAGE 3
LINES OF INSURANCE

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

                                         YEAR ENDED DECEMBER 31,
                              --------------------------------------------
                                2004     2005     2006     2007     2008
                              -------- -------- -------- -------- --------
Automobile liability ........      28%      29%      32%      40%      34%
Workers compensation ........      27%      25%      23%      27%      32%
Other liability .............      28%      27%      25%      23%      25%
Automobile physical damage ..       9%       9%       8%       9%       9%
Property ....................       4%       8%      11%       1%       -%
Inland marine ...............       1%       1%       1%       -%       -%
Surety ......................       3%       1%       -%       -%       -%
                              -------- -------- -------- -------- --------
     Total                        100%     100%     100%     100%     100%
                              ======== ======== ======== ======== ========

  NAICO discontinued its homeowners program during 2006, and has also transferred its property and inland marine business for the standard lines and political subdivisions programs to Praetorian effective January 1, 2007, through an arrangement between Praetorian and CIMI. Because of these changes, NAICO's net premiums earned for property and inland marine business in 2007 and 2008 were minimal. See "Insurance Programs" for more information.

AGENCY AND BROKERAGE

  CIMI serves as a general agent for certain wholesale insurance operations related to NAICO's school districts and trucking insurance and for a number of unaffiliated insurance companies. Under its general agency agreement with NAICO, CIMI was appointed to accept, in accordance with NAICO's underwriting guidelines, certain surety bonds and property and casualty insurance. CIMI is authorized to secure qualified insurance agents for NAICO and assists NAICO in coordinating the agents' activities.

  Effective January 1, 2007, CIMI administers certain property and inland marine business for Praetorian under a general agency agreement between the parties. CIMI receives commission income for its services under the agreement, and is responsible for the payment of commissions to the producing agents. CIMI is also responsible for providing underwriting and loss control services for this business. CIMI and Praetorian have agreed to terminate this arrangement effective June 29, 2009. At the present time, CIMI expects that a similar arrangement with another insurance company will be completed prior to the termination of the current arrangement. See "Insurance Programs" for more information.

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

  Treaty reinsurance may be ceded under treaties on both a pro rata basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased varies from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. The majority of NAICO's reinsurance programs renew on July 1 of each year. At the present time, NAICO expects to renew the reinsurance programs that expire on July 1, 2009.

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

  Effective July 1, 2004, NAICO's net retention under the workers compensation reinsurance program was 70% of the first $1,000,000 of loss per occurrence. NAICO's excess of loss reinsurance covers workers compensation losses up to $30,000,000 effective July 1, 2002.

  Effective July 1, 2005, NAICO's net retention under the casualty reinsurance program was 70% of the first $2,000,000 of loss per occurrence, although most policies are issued with policy limits of $1,000,000 of loss per occurrence for casualty coverages. Effective July 1, 2006, NAICO's net retention for umbrella liability losses was 10.5% of the first $4,000,000 of loss per occurrence.

  Effective April 1, 2004, NAICO retains 70% of the losses in the construction surety bond portion of the surety bond program.

  Under the 2006 property reinsurance program, NAICO retained 23.1% of the first $3,000,000 of risk for each loss per risk or location. NAICO discontinued its property reinsurance program effective January 1, 2007 due to the transfer of its property business for the standard lines and political subdivisions programs to Praetorian.

  Effective January 1, 2005, NAICO retains 70% of each loss per occurrence under the automobile physical damage reinsurance program. NAICO has purchased catastrophe protection for automobile physical damage to limit its retention for single loss occurrences involving multiple policies and/or policyholders resulting from perils such as floods, winds and severe storms. This catastrophe protection limits NAICO's net retained loss for automobile physical damage to $1,400,000 effective January 1, 2004 for each loss occurrence.

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

  The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2008.

                                                                             CEDED REINSURANCE
                                                                  NET           PREMIUMS FOR      A.M. BEST
                                                              REINSURANCE     THE YEAR ENDED       COMPANY
NAME OF REINSURER                                           RECOVERABLE (1)  DECEMBER 31, 2008     RATING
----------------------------------------------------------  ---------------  ------------------  -----------
                                                                    (Dollars in thousands)
Chandler Insurance .......................................  $        32,102  $          26,596        (2)
Swiss Reinsurance America Corporation (3).................           15,999                338         A
Westport Insurance Corporation (3)........................           13,314                  -         A
Transatlantic Reinsurance Company ........................            2,640              1,987         A
Markel Insurance Company .................................            2,553              1,772         A
                                                            ---------------  ------------------
     Top five reinsurers .................................  $        66,608  $          30,693
                                                            ===============  ==================
     All reinsurers ......................................  $        67,899  $          36,072
                                                            ===============  ==================
Percentage of total represented by top five reinsurers ...              98%                 85%

-------------------------------------------------------------


(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2008.

(2)  Chandler Insurance owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO.  Chandler Insurance does not have an A.M. Best Company rating.  Although
     Chandler Insurance is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for
     NAICO's benefit.  At December 31, 2008, Chandler Insurance had cash and investments, including accrued interest, with a fair value of $32.1 million deposited in a trust account for the benefit of NAICO.

(3)  Westport Insurance Corporation and Swiss Reinsurance America Corporation are subsidiaries of Swiss
     Reinsurance Company.


  Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO incurred charges of $97,000, $356,000 and $166,000 during 2006, 2007 and 2008, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

LOSS AND UNDERWRITING EXPENSE RATIOS

  The combined loss and underwriting expense ratio ("Combined Ratio") is the traditional measure of underwriting experience for property and casualty insurance companies. It is the sum of the ratios of (i) incurred losses and loss adjustment expenses to net premiums earned ("loss ratio") and (ii) underwriting expenses (net of agency fee income) to net premiums earned ("underwriting expense ratio").

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


                                                             YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                  2004      2005      2006      2007      2008
                                                --------  --------  --------  --------  --------
                                                             (Dollars in thousands)
Automobile liability:
 Net premiums earned .........................  $ 17,742  $ 19,126  $ 21,122  $ 26,469  $ 21,537
 Loss ratio ..................................       61%       82%       99%       74%       70%
Workers compensation:
 Net premiums earned .........................  $ 17,371  $ 16,475  $ 15,361  $ 17,861  $ 20,681
 Loss ratio ..................................       85%       53%       63%       62%       76%
Other liability:
 Net premiums earned .........................  $ 18,044  $ 18,052  $ 16,628  $ 15,137  $ 16,301
 Loss ratio ..................................      121%       48%       57%       32%       38%
Automobile physical damage:
 Net premiums earned .........................  $  5,933  $  5,807  $  5,008  $  6,096  $  5,492
 Loss ratio ..................................       43%       56%       63%       55%       75%
Property:
 Net premiums earned .........................  $  2,611  $  5,594  $  7,082  $    279  $      1
 Loss ratio ..................................       47%       41%       41%       64%    (750)%
Surety:
 Net premiums earned .........................  $  1,993  $    669  $    194  $    186  $     83
 Loss ratio ..................................      134%    (255)%    (459)%    1,119%     (52)%
Inland marine:
 Net premiums earned .........................  $    348  $    337  $    309  $    157  $   (68)
 Loss ratio ..................................       29%      162%       30%       19%      (5)%
Total:
 Net premiums earned .........................  $ 64,042  $ 66,060  $ 65,704  $ 66,185  $ 64,027
 Loss ratio ..................................       84%       57%       69%       63%       64%
 Underwriting expense ratio (1) ..............       37%       35%       37%       36%       37%
                                                --------  --------  --------  --------  --------
 Combined ratio (1) ..........................      121%       92%      106%       99%      101%
                                                ========  ========  ========  ========  ========

-------------------------------------------------


(1)  During 2008, Chandler USA revised its method of calculating its underwriting expense ratio to underwriting expenses (net of agency fee income) divided by net premiums earned.  Prior period ratios have been restated to conform to the current period's presentation.


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

  Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses were approximately $11.1 million and $10.9 million at December 31, 2007 and 2008. Included in these recoverable amounts were net recoverables of $10.1 million in 2007 and 2008, related to a favorable jury verdict in civil litigation regarding certain surety bond claims during 2006. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS" for more information related to this litigation. NAICO may or may not recover the above estimated recoveries and could incur significant costs in collecting these recoverables.

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



                                                                    YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                       2004       2005       2006       2007       2008
                                                    ---------- ---------- ---------- ---------- ----------
                                                                        (In thousands)
Net balance at beginning of year .................  $  29,343  $  44,695  $  40,549  $  42,081  $  45,866
                                                    ---------- ---------- ---------- ---------- ----------
Net losses and loss adjustment expenses incurred
 related to:
    Current year .................................     27,436     30,985     41,644     40,194     38,869
    Prior years ..................................     26,345      6,339      3,829      1,199      2,071
                                                    ---------- ---------- ---------- ---------- ----------
      Total ......................................     53,781     37,324     45,473     41,393     40,940
                                                    ---------- ---------- ---------- ---------- ----------
Net paid losses and loss adjustment expenses
 related to:
    Current year .................................    (10,222)   (11,171)   (12,403)   (12,494)   (11,856)
    Prior years ..................................    (28,207)   (30,299)   (31,538)   (25,114)   (25,882)
                                                    ---------- ---------- ---------- ---------- ----------
      Total ......................................    (38,429)   (41,470)   (43,941)   (37,608)   (37,738)
                                                    ---------- ---------- ---------- ---------- ----------
Net balance at end of year .......................  $  44,695  $  40,549  $  42,081  $  45,866  $  49,068
                                                    ========== ========== ========== ========== ==========


  NAICO experienced a significant amount of incurred losses related to prior accident years during the 2004-2006 calendar years. The adverse loss development was generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and included provisions for potentially uncollectible reinsurance and deductibles. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

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

  During 2008, NAICO experienced adverse loss development totaling $2.1 million primarily in the workers compensation line of business in the standard lines program. A portion of the adverse loss development was offset by favorable development in the automobile liability line of business in this program. The adverse loss development included approximately $166,000 for provisions for potentially uncollectible reinsurance.

  The following table represents the development of net balance sheet reserves for 1999 through 2008. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date, including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability. The estimate for unpaid losses and loss adjustment expenses changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the revised estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative (deficiency) redundancy" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance. The gross cumulative deficiency or redundancy results from the same factors as those described above for the net amounts, and is also impacted by development of large claims that exceed NAICO's net retention including umbrella and surety per principal losses where NAICO has little or no net retention.

  In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 2002 for claims that occurred in 1999 will be included in the cumulative deficiency amount for years 1999, 2000, 2001 and 2002. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.


                                                                     DEVELOPMENT OF RESERVES
                                                                        AS OF DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------
                               1999      2000       2001       2002       2003      2004      2005      2006      2007      2008
                             --------- ---------- ---------- ---------- --------- --------- --------- --------- --------- ---------
                                                                          (In thousands)
Net reserve for unpaid losses and
 loss adjustment expenses .. $ 51,378  $  46,707  $  32,812  $  33,191  $ 29,343  $ 44,695  $ 40,549  $ 42,081  $ 45,866  $ 49,068

Net paid (cumulative) as of
  One year later ...........   36,009     43,799     37,050     30,422    28,207    30,299    31,537    25,111    25,882
  Two years later ..........   58,979     66,141     60,560     51,375    50,158    50,183    46,348    39,931
  Three years later ........   72,052     81,635     77,413     68,643    63,900    58,263    54,405
  Four years later .........   80,860     91,403     89,349     79,591    69,099    63,164
  Five years later .........   86,257     97,700     98,060     83,845    72,937
  Six years later ..........   88,859     99,506    101,213     86,328
  Seven years later ........   89,346    101,257    103,109
  Eight years later ........   90,708    102,461
  Nine years later .........   91,764

Net liability re-estimated as of
 One year later ............   56,357     59,376     48,596     44,283    55,688    51,034    44,378    43,280    47,937
 Two years later ...........   67,469     74,325     67,903     70,058    61,369    50,989    50,909    45,071
 Three years later .........   77,842     86,377     89,608     73,962    61,216    57,175    53,585
 Four years later ..........   83,860    100,408     91,520     74,805    66,153    59,725
 Five years later ..........   91,704    102,370     91,700     79,781    68,663
 Six years later ...........   92,084    104,227     96,161     81,643
 Seven years later .........   93,873    106,396     98,123
 Eight years later .........   95,812    107,610
 Nine years later ..........   96,941

Net cumulative (deficiency)
 redundancy ................ $(45,563) $ (60,903) $ (65,311) $ (48,452) $(39,320) $(15,030) $(13,036) $ (2,990) $ (2,071) $      -

Supplemental gross data:
 Gross liability ........... $ 98,460  $ 100,173  $  84,756  $  92,606  $ 87,768  $108,233  $109,541  $ 83,253  $100,590  $101,459
 Reinsurance recoverable ...   47,082     53,466     51,944     59,415    58,425    63,538    68,992    41,172    54,724    52,391
                             --------- ---------- ---------- ---------- --------- --------- --------- --------- --------- ---------
 Net liability-end of year.. $ 51,378  $  46,707  $  32,812  $  33,191  $ 29,343  $ 44,695  $ 40,549  $ 42,081  $ 45,866  $ 49,068
                             ========= ========== ========== ========== ========= ========= ========= ========= ========= =========

 Gross re-estimated
  liability - latest ....... $193,962  $ 270,871  $ 296,765  $ 245,572  $181,034  $154,041  $132,434  $110,983  $109,680

 Re-estimated recoverable -
  latest ...................   97,021    163,261    198,642    163,929   112,371    94,316    78,849    65,912    61,743
                             --------- ---------- ---------- ---------- --------- --------- --------- --------- ---------
 Net re-estimated
  liability - latest ....... $ 96,941  $ 107,610  $  98,123  $  81,643  $ 68,663  $ 59,725  $ 53,585  $ 45,071  $ 47,937
                             ========= ========== ========== ========== ========= ========= ========= ========= =========

Gross cumulative (deficiency)
 redundancy ................ $(95,502) $(170,698) $(212,009) $(152,966) $(93,266) $(45,808) $(22,893) $(27,730) $ (9,090)
                             ========= ========== ========== ========== ========= ========= ========= ========= =========


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

  As of December 31, 2008, all of the investments of NAICO were in fixed-maturity investments, certificates of deposit insured by the Federal Deposit Insurance Corporation ("FDIC"), interest-bearing money market accounts, collateralized repurchase agreements and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. At December 31, 2008, all but $3.2 million or 4% of total fixed maturity investments were rated AA or better by Moody's Investor Service, Inc. or Standard & Poor's. The remaining fixed maturities were rated A by Moody's Investor Service, Inc., and Baa1 or A2 by Standard & Poor's. NAICO's investment portfolio is managed by the Investment Committee of its Board of Directors. For additional information, see Notes to Consolidated Financial Statements.

DEBENTURES

  On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures (the "Debentures") with a maturity date of July 16, 2014. The Debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The indenture governing the Debentures was amended during 2003 to clarify that purchases of Debentures by Chandler USA through private treaty or on the open market for an agreed price of less than the sum of the principal amount and accrued interest are not considered to be a redemption of the Debentures, and that any such Debentures purchased by Chandler USA will be cancelled. At December 31, 2008, there was $6,979,000 principal amount of the Debentures outstanding. Chandler USA's subsidiaries and affiliates are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. For additional information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS."

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

  In December 2003, Chandler USA established Chandler Capital Trust II ("Trust II") by purchasing all of its common securities for $217,000.
Trust II is a Delaware statutory business trust and is a wholly owned non-consolidated subsidiary of Chandler USA. On December 16, 2003, Trust II issued $7.0 million of capital securities (the "Trust II Preferred Securities") to InCapS Funding II, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Trust II used the proceeds from the issuance to purchase $7,217,000 of floating rate junior subordinated debentures (the "Junior Debentures II") of Chandler USA. Distributions on the Junior Debentures II are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly). The interest rate was 8.92% at December 31, 2008. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures II, with such deferred payments accruing interest compounded quarterly. The Junior Debentures
II are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium.

  The Junior Debentures II are the sole assets of Trust II and Trust II will distribute any cash payments it receives thereon to the holders of its preferred and common securities. Distributions on the Trust II Preferred Securities are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly). The interest rate was 8.92% at December 31, 2008. Trust II may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust II Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust II Preferred Securities are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium. All payments by Trust II regarding the Trust II Preferred Securities are guaranteed by Chandler USA.

  In December 2003, the Financial Accounting Standards Board issued Revised Interpretation No. 46 ("FIN 46R"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46R is used to determine whether consolidation is required or, alternatively, whether the variable-interest model under FIN 46R should be used to account for existing and new entities. Chandler USA adopted FIN 46R effective January 1, 2004. Under FIN 46R, Chandler USA reports the $20.6 million of junior subordinated debentures that were issued to the capital trusts on its consolidated balance sheet.

EMPLOYEES AND ADMINISTRATION

  At December 31, 2008, Chandler USA and its subsidiaries had 184 full-time employees. Chandler USA and its subsidiaries generally have enjoyed good relations with their employees.

COMPETITION

  NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

  An insurance company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results improved. The pricing environment during 2005 through 2008 experienced downward pressure, particularly for larger accounts. NAICO was able to increase its pricing for most coverages from 2001 through 2005. However, the recent industry trend has been for insurers to maintain or reduce rate levels, and NAICO has reduced its pricing in certain situations and for certain coverages during 2006, 2007 and 2008. NAICO continues to experience competition in all of its programs. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

  As of December 31, 2008, NAICO had statutory earned surplus of $13.4 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2009 without the approval of the Oklahoma Department of Insurance is $5.1 million. NAICO paid shareholder dividends to Chandler USA totaling $1.6 million and $2.1 million in 2007 and 2008, respectively.

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


  The ratios of total adjusted capital to authorized control level RBC for NAICO were 5.8:1 and 6.5:1 at December 31, 2007 and 2008, respectively. Therefore, NAICO's total adjusted capital exceeds the level that would trigger regulatory attention pursuant to the risk-based capital requirement.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

  The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios and specifies "usual values" for each ratio. Departure from the "usual values," which fluctuate annually, on four or more ratios generally leads to inquiries from individual state insurance commissioners. NAICO did not have any 2008 ratios that were outside of the "usual values".

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

ITEM 1A.  RISK FACTORS.

  Our business is subject to numerous risks and uncertainties, the outcome of which may adversely impact future results of operations and financial condition. The following risks, as well as other information included in this 2008 Annual Report on Form 10-K, should be considered carefully.

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

OUR RESULTS MAY FLUCTUATE BASED ON MANY FACTORS, INCLUDING CYCLICAL CHANGES IN THE INSURANCE INDUSTRY.

  The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The industry's profitability can be affected significantly by rising levels of claim costs that are not known by companies at the time they price their products. The property and casualty insurance industry historically is cyclical. The demand for property and casualty insurance can vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases. The property and casualty insurance industry also has been very competitive. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results improved. The pricing environment during 2005 through 2008 experienced downward pressure, particularly for larger accounts. The recent industry trend has been for insurers to maintain or reduce rate levels, and NAICO has reduced its pricing in certain situations and for certain coverages during 2006, 2007 and 2008. Competition for profitable business in the past has resulted in pressure on pricing and less restrictive terms and conditions, contributing to the cyclical pricing and underwriting results.

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

  The severe downturn in the public debt and equity markets could result in a significant reduction in the fair value of our investment portfolio and our investment income. Depending on market conditions going forward, we could incur significant realized and unrealized losses in future periods, which could have an adverse impact on our results of operations, financial condition and financial strength ratings. We believe that we have mitigated the impact of these conditions by maintaining a high-quality investment portfolio. At December 31, 2008, all but $3.2 million or 4% of our fixed maturity investments were rated AA or better by Moody's Investor Service, Inc. or Standard & Poor's. The remaining fixed maturities were rated A by Moody's Investor Service, Inc. and Baa1 or A2 by Standard & Poor's.

  Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, liquidity of the instrument and other general market conditions. Any significant decline in our investment income as a result of falling interest rates, decreased dividend payment rates or general market conditions would have an adverse effect on our results. Any significant decline in the market value of our investments, which could result from an increase in interest rates or other market conditions, would reduce our shareholder's equity and our policyholders' surplus, which could impact our ability to write additional business.

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

  NAICO's ability to write business is most influenced by our rating from A.M. Best Company. A.M. Best ratings are designed to assess an insurer's financial strength and ability to meet continuing obligations to policyholders. Currently, our rating from A.M. Best is "B+" (Good), with a stable outlook. NAICO's rating was downgraded to the current rating from "B++" effective June 21, 2005. The downgrade was primarily due to the significant net loss and decline in statutory surplus in 2004 which were driven by adverse loss reserve development on prior accident years. We believe that as a result of our improved surplus and operating performance in 2006, 2007 and 2008, our rating will remain at least at its current level. However, there can be no assurance that A.M. Best will not change its rating in the future. A rating downgrade from A.M. Best could adversely affect the business we write and our results of operations.

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

  During 2008, approximately 75% of our written premiums were in the states of Oklahoma and Texas. Unusually severe storms or other natural or man-made disasters that destroy property in these states could adversely affect our operations. Our revenues and profitability are also subject to prevailing economic and regulatory conditions in these states. An economic downturn in these states could have a significant adverse impact on our business.
The loss of a significant amount of premiums written in either of these states, whether due to regulatory changes, competitive changes, economic downturns in these states or other reasons, would reduce our revenues and could have a material adverse effect on our results of operations, liquidity and/or financial condition.

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

  The property and casualty insurance industry is highly competitive on the basis of product, price and service. If our competitors offer products with more coverage, or price their products lower, our ability to grow or renew our business may be adversely impacted. The inability to compete effectively could materially reduce our customer base and revenues, and could adversely affect our results of operations, liquidity and financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

  All of the common stock of Chandler USA, its sole class of common equity on the date hereof, is owned by Chandler Insurance. Chandler USA has never paid cash dividends on its common shares.

ITEM 6.  SELECTED FINANCIAL DATA.

  The selected financial data has been derived from the consolidated financial statements of Chandler USA and its subsidiaries, which appear in
Item 15(a). The consolidated balance sheets of Chandler USA and its subsidiaries and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the five years in the period ended December 31, 2008 have been audited by HoganTaylor LLP, independent auditors, whose independent auditors' report expresses an unqualified opinion. Tullius Taylor Sartain & Sartain LLP merged with Hogan & Slovacek, P.C. to form HoganTaylor LLP effective January 7, 2009. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of Chandler USA and the notes thereto appearing in Item 15(a).


                                                                         YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------
                                                              2004      2005      2006      2007      2008
                                                            --------- --------- --------- --------- ---------
                                                                          (Dollars in thousands)
OPERATING DATA
Revenues
  Direct premiums written and assumed ....................  $121,651  $120,344  $113,043  $100,081  $ 98,384
                                                            ========= ========= ========= ========= =========
  Net premiums earned ....................................  $ 64,042  $ 66,060  $ 65,704  $ 66,185  $ 64,027
  Investment income, net (1)..............................     3,186     2,798     9,801      (572)    3,347
  Interest income, net from related parties ..............       491       670       792       941       647
  Realized investment gains, net .........................       652       383       745       214        95
  Other income ...........................................       640       251       317     1,916     2,069
                                                            --------- --------- --------- --------- ---------

Total revenues ...........................................    69,011    70,162    77,359    68,684    70,185
                                                            --------- --------- --------- --------- ---------

Operating expenses
  Losses and loss adjustment expenses ....................    53,781    37,324    45,473    41,393    40,940
  Policy acquisition costs ...............................    11,039    10,671    11,666    12,547    12,348
  General and administrative expenses ....................    12,380    12,749    12,469    12,790    13,124
  Interest expense .......................................     2,397     2,535     2,690     2,703     2,569
                                                            --------- --------- --------- --------- ---------
Total operating expenses .................................    79,597    63,279    72,298    69,433    68,981
                                                            --------- --------- --------- --------- ---------
Income (loss) before income taxes ........................   (10,586)    6,883     5,061      (749)    1,204

Federal income tax benefit (provision) ...................     3,582    (2,450)   (1,665)       87      (679)
                                                            --------- --------- --------- --------- ---------

Net income (loss) ........................................  $ (7,004) $  4,433  $  3,396  $   (662) $    525
                                                            ========= ========= ========= ========= =========

Combined loss and underwriting expense ratio (2) .........       121%       92%      106%       99%      101%

BALANCE SHEET DATA

Cash and investments .....................................  $ 86,913  $ 86,316  $ 89,703  $ 97,199  $103,673
Amounts due from related parties .........................    10,891     9,360     9,584    11,506    11,869
Total assets .............................................   237,297   245,059   222,772   234,367   234,647
Unpaid losses and loss adjustment expenses ...............   108,233   109,541    83,253   100,590   101,459
Debentures ...............................................     6,979     6,979     6,979     6,979     6,979
Junior subordinated debentures issued to affiliated
  trusts .................................................    20,620    20,620    20,620    20,620    20,620
Total liabilities ........................................   201,105   205,373   179,808   190,763   189,282
Shareholder's equity .....................................    36,192    39,686    42,964    43,604    45,365

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

(2)  During 2008, Chandler USA revised its method of calculating its underwriting expense ratio to underwriting expenses
     (net of agency fee income) divided by net premiums earned.  Prior period ratios have been restated to conform to the current period's presentation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  References to Chandler USA which follow within this Item 7 refer to Chandler USA and its subsidiaries on a consolidated basis unless otherwise indicated.

  Chandler USA is engaged in various property and casualty insurance operations through its wholly owned subsidiaries, NAICO and CIMI. NAICO writes various property and casualty insurance products through two separate marketing programs: standard lines and political subdivisions. The lines of insurance written by NAICO are commercial coverages consisting of workers compensation, automobile liability, other liability (including general liability, products liability and umbrella liability), automobile physical damage, property, surety and inland marine. During 2005, NAICO began writing homeowner and dwelling fire and allied lines policies in the state of Texas through a managing general agent. NAICO discontinued its homeowners program during 2006, and has also transferred its property and inland marine business for the standard lines and political subdivisions programs to Praetorian effective January 1, 2007 through an arrangement between Praetorian and CIMI. CIMI and Praetorian have agreed to terminate this arrangement effective June 29, 2009. At the present time, CIMI expects that a similar arrangement with another insurance company will be completed prior to the termination of the current arrangement. See "Insurance Programs" for more information. NAICO markets these products through a network of independent insurance agents. A portion of the insurance written by NAICO is reinsured by Chandler USA's parent Chandler Insurance. CIMI is an underwriting manager and wholesaler that offers multiple insurance products for businesses in various industries and political subdivisions.

SUMMARY OF RESULTS

  For the year ended December 31, 2008, Chandler USA had net income of $525,000 compared to a net loss of $662,000 for 2007 and net income of $3.4 million for 2006. The net loss in 2007 was primarily due to the reversal of a portion of the prejudgment interest income that was accrued during 2006 on a favorable jury verdict. This is discussed in more detail under "Litigation" and in Note 11 to Consolidated Financial Statements.

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

  NAICO's loss reserves consist of case reserves and reserves for incurred but not reported ("IBNR") claims. Case reserves are established by claims personnel based on a review of the facts known at the time the claim is reported, and are subsequently revised as more information about a claim becomes known. IBNR is computed using various actuarial methods and techniques and includes reserves for losses that have occurred but for which claims have not yet been reported, including provision for expected future development on case reserves. As of December 31, 2008, NAICO's case reserves and IBNR for each line of business are shown in the following table.


                                Gross reserves at December 31, 2008    Net reserves at December 31, 2008
                                -----------------------------------    ---------------------------------
                                   Case                    Total          Case                  Total
                                 reserves      IBNR      reserves       reserves     IBNR     reserves
                                ----------- ----------- -----------    ---------- ---------- -----------
                                          (In thousands)                        (In thousands)

 Automobile liability ......... $   25,117  $   15,674  $   40,791     $  17,884  $   9,977  $   27,861
 Workers compensation .........     28,725      20,875      49,600        11,032      9,562      20,594
 Other liability ..............      4,215      27,138      31,353         3,076      8,396      11,472
 Automobile physical damage ...        597           -         597           421          -         421
 Property .....................         12           3          15             3          3           6
 Surety .......................    (21,028)        130     (20,898)      (11,286)         -     (11,286)
 Accident and health ..........          1           -           1             -          -           -
 Inland marine ................          -           -           -             -          -           -
                                ----------- ----------- -----------    ---------- ---------- -----------
  Total reserves .............. $   37,639  $   63,820  $  101,459     $  21,130  $  27,938  $   49,068
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

  Reserves for losses and loss adjustment expenses are developed using multiple estimation methods that result in various point estimates for each line of business. The estimate recorded by management is a function of detailed analysis of the historical trends and development factors resulting from the different methods. As a result of the variety of factors that must be considered by management there is a significant risk that actual incurred losses will develop differently from these estimates.

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

  The following table shows the recorded reserves and the high and low point estimates based on the results of the various actuarial methods described above as of December 31, 2008.


      Line of Insurance                             Low        High      Recorded
    -------------------------------------------  ---------  ----------  ----------
                                                          (In thousands)
    Gross Reserves
    --------------
      Automobile liability ....................  $ 31,004   $  53,057   $  39,808
      Workers compensation ....................    35,787      62,269      43,107
      Other liability .........................    25,796      54,712      30,571
      Automobile physical damage ..............       587         942         587
      Surety bonds ............................   (20,899)    (20,899)    (20,899)
      Involuntary workers compensation pools ..     5,370       5,370       5,370
      Other ...................................     2,915       2,915       2,915
                                                 ---------  ----------  ----------
           Total ..............................  $ 80,560   $ 158,366   $ 101,459
                                                 =========  ==========  ==========

    Net Reserves
    --------------
      Automobile liability ....................  $ 20,442   $  35,620   $  26,879
      Workers compensation ....................    11,832      20,687      13,870
      Other liability .........................     8,333      16,617      10,690
      Automobile physical damage ..............       411         658         411
      Surety bonds ............................   (11,289)    (11,289)    (11,289)
      Involuntary workers compensation pools ..     5,370       5,370       5,370
      Other ...................................     3,137       3,137       3,137
                                                 ---------  ----------  ----------
           Total ..............................  $ 38,236   $  70,800   $  49,068
                                                 =========  ==========  ==========


  For the workers compensation net reserves, NAICO's actuaries selected an average of the case incurred and cumulative paid projections for accident years 1999 through 2004. Results of the cumulative paid projection were relied upon for accident years 2005 and 2006, and the 2007 and 2008 accident year selections were based on judgmentally selected loss ratios. Workers compensation gross reserve selections were made on the same basis as the net reserves except that the 1999, 2002 and 2005 selections were based on judgmentally selected IBNR amounts. For the automobile liability net reserves, the actuaries relied on the mean of the results of all methods examined for accident years prior to 2008. The 2008 accident year selection was based on a judgmentally selected loss ratio. Automobile liability gross reserves were made on the same basis except that the 1999 and 2002 selections were based on judgmentally selected IBNR amounts. For the general liability net reserves, the actuaries relied on judgmentally selected loss ratios for all accident years except for the 1999 and 2001 accident years, which were based on judgmentally selected IBNR amounts. General liability gross reserves were based on judgmentally selected IBNR amounts for the 1999 through 2002 accident years, on cumulative paid projections for the 2003 through 2007 accident years, and on a judgmentally selected loss ratio for the 2008 accident year. The loss settlement period for automobile physical damage claims is relatively short, and the actuaries used case incurred losses for their selection for all accident years.
Surety bond reserves are actually a net receivable due to anticipated subrogation recoveries. Certain involuntary workers compensation pools provided their own estimates and NAICO records these estimates plus an accrual to account for the lag time in reporting to NAICO.

  The estimation methods chosen are those that are believed to produce the most reliable indication at that particular evaluation date for the losses being evaluated. The actuarial methods used in the 2008 loss reserve analysis were similar to those used in the 2007 analysis. During 2008, NAICO modified the way that the loss data was grouped for analysis purposes so that the data could be analyzed by line of business rather than by insurance program. Management believes that by doing so, the analysis is enhanced since each line of business may produce different loss development trend patterns.

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

  Management believes that its unpaid losses and related reinsurance recoverables are fairly stated as of December 31, 2008. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management's informed estimates, assumptions and judgments using data currently available.

REINSURANCE RECOVERABLES

  Reinsurance recoverables on unpaid losses and loss adjustment expenses a re similarly subject to changes in estimates and assumptions. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. In addition to factors noted above, estimates of reinsurance recoverables may prove uncollectible if the reinsurer is unable or unwilling to meet its responsibilities under the reinsurance contracts. Reinsurance contracts do not relieve an insurer from its obligation to policyholders.

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

  At December 31, 2007, Chandler USA had a net operating loss carryforward available for U.S. Federal income taxes of $1.3 million, which was fully utilized during 2008.

  In addition, at December 31, 2008, Chandler USA had net operating loss carryforwards available for Oklahoma state income taxes totaling approximately $35.0 million which expire in the years 2009 through 2028. A valuation allowance has been provided for the tax effect of the state net operating loss since realization of such amount is not considered more likely than not.

OTHER

  See Note 1 to Consolidated Financial Statements for information related to other accounting and reporting policies.

ECONOMIC CONDITIONS

  The impact of a recession on Chandler USA would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the Southwest and Midwest areas of the United States. Approximately $73.9 million, or 75%, of NAICO's direct written and assumed premiums in 2008 were in the states of Oklahoma and Texas. An economic downturn in these states could have a significant adverse impact on Chandler USA. A recession might also cause defaults on fixed-income securities or a decrease in the value of equity securities owned by NAICO. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

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

  An insurance company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results improved. The pricing environment during 2005 through 2008 experienced downward pressure, particularly for larger accounts. NAICO was able to increase its pricing for most coverages from 2001 through 2005. However, the recent industry trend has been for insurers to maintain or reduce rate levels, and NAICO has reduced its pricing in certain situations and for certain coverages during 2006, 2007 and 2008. NAICO continues to experience competition in all of its programs. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

                                             YEAR ENDED DECEMBER 31,
                                         --------------------------------
                                            2006       2007       2008
                                         ---------- ---------- ----------
                                              (Dollars in thousands)
INSURANCE PROGRAMS
----------------------------------------
STANDARD LINES
  Net premiums earned .................. $  54,357  $  62,342  $  61,047
  Loss ratio ...........................      74.0%      59.5%      63.7%
POLITICAL SUBDIVISIONS
  Net premiums earned .................. $   5,253  $   3,436  $   2,747
  Loss ratio ...........................      51.3%      46.1%      67.7%
HOMEOWNERS
  Net premiums earned .................. $   5,353  $       9  $       -
  Loss ratio ...........................      47.0%   (560.0)%         -%
SURETY BONDS
  Net premiums earned .................. $     193  $     186  $      83
  Loss ratio ...........................    (78.8)%   1,119.1%    (51.9)%
OTHER (1)
  Net premiums earned .................. $     548  $     212  $     150
  Loss ratio ...........................      37.5%     307.2%     127.8%
TOTAL
  Net premiums earned .................. $  65,704  $  66,185  $  64,027
  Loss ratio ...........................      69.2%      62.5%      63.9%

-------------------------


(1) This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.


                                             YEAR ENDED DECEMBER 31,
                                         --------------------------------
                                            2006       2007       2008
                                         ---------- ---------- ----------
                                              (Dollars in thousands)
LINES OF INSURANCE
----------------------------------------
AUTOMOBILE LIABILITY
  Net premiums earned .................. $  21,122  $  26,469  $  21,537
  Loss ratio ...........................      99.5%      73.7%      69.6%
WORKERS COMPENSATION
  Net premiums earned .................. $  15,361  $  17,861  $  20,681
  Loss ratio ...........................      63.3%      62.2%      75.8%
OTHER LIABILITY
  Net premiums earned .................. $  16,628  $  15,137  $  16,301
  Loss ratio ...........................      56.9%      32.4%      37.7%
AUTOMOBILE PHYSICAL DAMAGE
  Net premiums earned .................. $   5,008  $   6,096  $   5,492
  Loss ratio ...........................      62.6%      55.0%      75.4%
PROPERTY
  Net premiums earned .................. $   7,082  $     279  $       1
  Loss ratio ...........................      41.3%      63.9%   (750.4)%
SURETY
  Net premiums earned .................. $     194  $     186  $      83
  Loss ratio ...........................   (459.4)%   1,119.1%    (51.9)%
INLAND MARINE
  Net premiums earned .................. $     309  $     157  $     (68)
  Loss ratio ...........................      30.0%      18.9%     (5.2)%
TOTAL
  Net premiums earned .................. $  65,704  $  66,185  $  64,027
  Loss ratio ...........................      69.2%      62.5%      63.9%


PREMIUMS EARNED

  The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance for each year presented:


                                     GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                  -----------------------------  ----------------------------
     INSURANCE PROGRAMS             2006      2007       2008      2006      2007      2008
--------------------------------  --------  --------  ---------  --------  --------  --------
                                                         (In thousands)
Standard lines .................  $ 91,153  $100,844  $ 96,587   $ 54,357  $ 62,342  $61,047
Political subdivisions .........    14,337     5,084     4,191      5,253     3,436    2,747
Homeowners .....................     8,542       501         -      5,353         9        -
Surety bonds ...................       278       266       119        193       186       83
Other ..........................       550       214       150        548       212      150
                                  --------  --------  ---------  --------  --------  --------
TOTAL ..........................  $114,860  $106,909  $101,047   $ 65,704  $ 66,185  $64,027
                                  ========  ========  =========  ========  ========  ========

                                     GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                  -----------------------------  ----------------------------
     LINES OF INSURANCE             2006      2007       2008      2006      2007      2008
--------------------------------  --------  --------  ---------  --------  --------  --------
                                                         (In thousands)
Automobile liability ...........  $ 31,615  $ 39,298  $ 31,261   $ 21,122  $ 26,469  $21,537
Workers compensation ...........    23,562    28,337    31,967     15,361    17,861   20,681
Other liability ................    31,744    28,995    29,732     16,628    15,137   16,301
Automobile physical damage .....     7,720     9,021     8,065      5,008     6,096    5,492
Property .......................    18,335       745         2      7,082       279        1
Surety .........................       278       266       119        194       186       83
Inland marine ..................     1,606       247       (99)       309       157      (68)
                                  --------  --------  ---------  --------  --------  --------
TOTAL ..........................  $114,860  $106,909  $101,047   $ 65,704  $ 66,185  $64,027
                                  ========  ========  =========  ========  ========  ========


  Gross premiums earned decreased 7% and 5% in 2007 and 2008, respectively. The decrease in 2007 gross premiums earned was due primarily to the transfer of property and inland marine business in the standard lines and political subdivisions programs to Praetorian Insurance Company ("Praetorian") as explained further below and to the discontinuation of the homeowners program. The decrease in gross premiums earned in 2007 was partially offset by an increase in gross premiums earned in the standard lines program. The decrease in 2008 gross premiums earned was due primarily to a decrease in automobile liability premiums in the standard lines program. Gross premiums earned in Texas decreased 29% and 21% in 2007 and 2008, respectively, and gross premiums earned in Oklahoma decreased 14% in 2007 and increased 6% in 2008.

  Effective January 1, 2007, the property and inland marine lines of insurance that were previously written by NAICO in the standard lines and political subdivisions programs are being written by Praetorian through an arrangement between Praetorian and CIMI. NAICO also transferred its existing property and inland marine business in these programs to Praetorian under this arrangement effective January 1, 2007. Under this arrangement, CIMI receives commission income for the business it produces for Praetorian. CIMI is responsible for the payment of commissions to the producing agents, and is also responsible for providing underwriting and loss control services for this business. NAICO handles all claims for this business under a separate claims handling agreement with Praetorian. CIMI and Praetorian have agreed to terminate this arrangement effective June 29, 2009. At the present time, CIMI expects that a similar arrangement with another insurance company will be completed prior to the termination of the current arrangement.

  Net premiums earned increased 1% in 2007 and decreased 3% in 2008. Net premiums earned in the standard lines program increased during 2007, but the increase was partially offset by decreases in the political subdivisions and homeowners programs. The decrease in net premiums earned for the business transferred to Praetorian was much less than the decrease in gross premiums earned due to the significant amounts of reinsurance that NAICO had purchased for this business. The reinsurance was also cancelled which resulted in a significant decrease in reinsurance premiums ceded during 2007. During 2008, net premiums earned increased for the workers compensation and other liability lines of insurance, but decreased for automobile liability due to the decrease in gross premiums earned.

  Gross premiums earned in the standard lines program increased 11% in 2007 and decreased 4% in 2008. Gross premiums earned for workers compensation business in this program increased $5.1 million or 22% in 2007, and increased $3.7 million or 13% in 2008. NAICO also increased premiums from trucking accounts in 2006 and 2007. Gross premiums earned from trucking accounts increased $12.0 million in 2007, but decreased $8.2 million in 2008. Net premiums earned in the standard lines program increased 15% in 2007 and decreased 2% in 2008. Net premiums earned from trucking accounts increased $7.7 million in 2007 and decreased $4.6 million in 2008.

  Gross premiums earned in the political subdivisions program decreased 65% and 18% in 2007 and 2008, respectively. The decrease in gross premiums earned is due primarily to the transfer of the property and inland marine business in this program to Praetorian as described previously, and to increased competition related to Oklahoma school districts. Net premiums earned decreased 35% and 20% in 2007 and 2008, respectively. The decrease in net premiums earned in 2007 was significantly less than the decrease in gross premiums earned because of the significant amounts of reinsurance that NAICO had purchased for the property and inland marine lines of business in this program.

  In 2005, NAICO began writing homeowner and dwelling policies in the state of Texas through a managing general agent. NAICO discontinued this program during 2006 due primarily to increased catastrophic exposures.

  Gross premiums earned in the surety bond program decreased 4% and 55% in 2007 and 2008, respectively. Net premiums earned decreased 4% and 55% in 2007 and 2008, respectively. NAICO is no longer actively marketing its surety bond program.

  Other programs in the preceding table include premiums from the runoff of various programs which are no longer offered by NAICO and NAICO's participation in various mandatory pools covering workers compensation for insureds that were unable to purchase this coverage from an insurance company on a voluntary basis.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

  At December 31, 2008, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate bonds and certificates of deposit insured by the FDIC, with approximately 20% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans. Net investment income included $6.6 million for the accrual of prejudgment interest on a favorable jury verdict in civil litigation regarding certain surety bond claims in 2006. During 2007, NAICO reversed $4.1 million of the prejudgment interest income based on a final judgment entered by the court. See Litigation and Note 11 of Notes to Consolidated Financial Statements.

  Net investment income, excluding interest income from related parties and the prejudgment interest, increased 13% in 2007 and decreased 6% in 2008. Interest income from related parties was $792,000, $941,000 and $647,000 during 2006, 2007 and 2008, respectively. The increase in 2007 was due primarily to higher interest rates and to an increase in the amount loaned to Chandler Insurance, while the decrease in 2008 was due to lower interest rates. See Liquidity and Capital Resources.

  Net realized investment gains were $745,000, $214,000 and $95,000 in 2006, 2007 and 2008, respectively.

  The average net yield on the fixed maturity portfolio, including net realized investment gains, was 3.6%, 4.0% and 3.4% in 2006, 2007 and 2008, respectively. The average net yield on the fixed maturity portfolio, excluding net realized investment gains, was 3.6% for 2006, 3.8% for 2007 and 3.3% for 2008. Chandler USA excludes interest income from related parties when calculating its average net yield on the portfolio. Chandler USA's average net yield has been reduced by investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduce Chandler USA's average net yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans. Based on information provided by the premium finance company, the outstanding balance of premiums financed at December 31, 2008 was approximately $12.0 million. The average yield on the fixed maturity portfolio before deducting investment expenses was 4.0% in 2006, 4.2% in 2007 and 3.6% in 2008, excluding net realized capital gains.

OTHER INCOME

  Other income was $317,000, $1,916,000 and $2,069,000 during 2006, 2007 and 2008, respectively. Approximately $1.1 million of the increase in 2007 was due to the transfer of NAICO's property and inland marine business in the standard lines and political subdivisions programs to Praetorian under an arrangement effective January 1, 2007. Under this arrangement, CIMI receives commission income for the business it produces for Praetorian. The increase in 2008 was due to an increase in commission income related to business produced by CIMI for insurance companies other than NAICO.

LOSSES AND LOSS ADJUSTMENT EXPENSES

  Chandler USA estimates losses and loss adjustment expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and are periodically reviewed by independent professional actuaries. See "BUSINESS - Reserves."

  The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 69.2%, 62.5% and 63.9% in 2006, 2007 and 2008, respectively. Weather-related losses (net of applicable reinsurance) from wind and hail were $727,000, $109,000 and $344,000 in 2006, 2007 and 2008, respectively, and increased the respective loss ratios by 1.1, 0.2 and 0.5 percentage points. Weather-related losses have decreased due in part to the transfer of the property and inland marine lines of business in the standard lines and political subdivisions programs to Praetorian in 2007.

  NAICO experienced a significant amount of incurred losses related to prior accident years during the 2006 calendar year. Incurred losses related to prior accident years decreased $2.6 million or 69% in 2007 and increased $872,000 or 73% in 2008. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. The development was primarily a function of more adverse frequency and severity patterns than previously anticipated. Since such development patterns were not present in the loss history available at the time the earlier estimates were prepared, they could therefore not be anticipated. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

  The following table sets forth the loss development by line of business during each of the calendar years shown.


                                                         Calendar years
                                                --------------------------------
                                                   2006       2007       2008
                                                ---------- ---------- ----------
                                                         (In thousands)
     Automobile liability ..................... $   3,028  $    (691)  $ (1,660)
     Workers compensation .....................       994      1,314      3,536
     Other liability ..........................       590     (1,796)       216
     Automobile physical damage ...............       261         65          1
     Property .................................       (47)      (173)        23
     Surety ...................................      (986)     2,074        (49)
     Accident and health ......................         4        394          -
     Inland marine ............................       (15)        12          4
                                                ---------- ---------- ----------
                                                $   3,829  $   1,199  $   2,071
                                                ========== ========== ==========


  In 2006, the majority of the adverse loss development was in the automobile liability line of business, as reserves were strengthened in the 1999-2005 accident years for this line of business. A portion of this adverse development was offset by favorable development in the surety line of business that resulted from an increase in estimated recoveries primarily in the 1994 and 2001 accident years. During 2007, a portion of these estimated recoveries were reduced based on a final judgment entered by the court regarding certain surety bond claims. The reduction of the estimated recoveries accounted for $1.8 million of the loss development for surety business during 2007. During 2008, workers compensation losses developed adversely by $3.5 million, but the automobile liability line of business offset approximately $1.7 million of this. The 1997-2001 accident years have clearly been the problematic years where the loss development was so significant. During those years, NAICO's premium volume grew from $123 million in 1997 to $197 million in 2000, before dropping to $159 million in
2001.   Much of that growth was attributable to the planned expansion of
NAICO's Texas business. This growth occurred at a time when premium rates were very soft. The expansion into Texas began in the last half of 1996. NAICO had written business in Texas for many years with reasonably good experience. Based on this experience, management believed the economic and tort climates were similar to Oklahoma. This did not turn out as expected, especially in regards to business in south and east Texas. Because this expansion was primarily a casualty driven book of business, it took several years to realize that claims in many areas of Texas were more severe and emerged differently than Oklahoma claims. As the historical loss data picked up the development of these claims, the projections of ultimate losses became more accurate.

  The following table sets forth the net reserves at the beginning of each accident year, the loss development incurred during each calendar year, and the re-estimated net reserves as of the beginning of each calendar year.


                                                                         Accident years
                                  --------------------------------------------------------------------------------------------
                                  Prior to
                                    2000     2000      2001     2002      2003     2004     2005     2006     2007     Total
                                  -------- -------- --------- --------- -------- -------- -------- -------- -------- ---------
                                                                         (In thousands)
Reserves at beginning of 2006 ... $ 3,000  $ 1,579  $ (2,444) $  3,188  $ 5,896  $ 9,525  $19,805  $     -  $     -  $ 40,549
Development during 2006 .........   1,789       68    (1,678)      663     (996)     108    3,875        -        -     3,829
                                  -------- -------- --------- --------- -------- -------- -------- -------- -------- ---------
Re-estimated reserves at
  beginning of 2006 ............. $ 4,789  $ 1,647  $ (4,122) $  3,851  $ 4,900  $ 9,633  $23,680  $     -  $     -  $ 44,378
                                  ======== ======== ========= ========= ======== ======== ======== ======== ======== =========

Reserves at beginning of 2007.... $ 4,267  $   329  $(11,030) $  1,610  $ 2,132  $ 3,492  $12,051  $29,230  $     -  $ 42,081
Development during 2007 .........   1,939      230     2,292       515      (39)   1,249      345   (5,332)       -     1,199
                                  -------- -------- --------- --------- -------- -------- -------- -------- -------- ---------
Re-estimated reserves at
  beginning of 2007 ............. $ 6,206  $   559  $ (8,738) $  2,125  $ 2,093  $ 4,741  $12,396  $23,898  $     -  $ 43,280
                                  ======== ======== ========= ========= ======== ======== ======== ======== ======== =========

Reserves at beginning of 2008 ... $ 4,843  $   170  $(10,139) $  1,028  $ 1,154  $ 1,855  $ 5,660  $13,618  $27,677  $ 45,866
Development during 2008 .........   1,129       85       749      (100)     647       40      125     (884)     280     2,071
                                  -------- -------- --------- --------- -------- -------- -------- -------- -------- ---------
Re-estimated reserves at
  beginning of 2008 ............. $ 5,972  $   255  $ (9,390) $    928  $ 1,801  $ 1,895  $ 5,785  $12,734  $27,957  $ 47,937
                                  ======== ======== ========= ========= ======== ======== ======== ======== ======== =========


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

  During 2008, NAICO experienced adverse loss development totaling $2.1 million primarily in the workers compensation line of business in the standard lines program. A portion of the adverse loss development was offset by favorable development in the automobile liability line of business in this program. The adverse loss development included approximately $166,000 for provisions for potentially uncollectible reinsurance.

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

  Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. During 2006, 2007 and 2008, NAICO incurred charges of $97,000, $356,000 and $166,000, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

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

  The following table sets forth Chandler USA's policy acquisition costs for each of the three years ended December 31, 2006, 2007 and 2008:


                                                       YEAR ENDED DECEMBER 31,
                                                   --------------------------------
                                                      2006       2007       2008
                                                   ---------- ---------- ----------
                                                            (In thousands)
Commissions expense .............................. $  15,933  $  13,987  $  14,029
Other premium related assessments ................     1,061      1,020      1,098
Premium taxes ....................................     2,020      2,014      1,965
Excise taxes .....................................       272        280        266
Other expense ....................................       730        789        540
                                                   ---------- ---------- ----------
Total direct expenses ............................    20,016     18,090     17,898

Indirect underwriting expenses ...................     6,296      5,906      6,322
Commissions received from reinsurers .............   (15,026)   (11,176)   (11,686)
Adjustment for deferred acquisition costs ........       380       (273)      (186)
                                                   ---------- ---------- ----------
Net policy acquisition costs ..................... $  11,666  $  12,547  $  12,348
                                                   ========== ========== ==========


  Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 23.3% in 2006, 24.0% in 2007 and 24.6% in 2008. For these periods, commission expense as a percentage of gross written and assumed premiums was 14.1%, 14.0% and 14.3%.

  Indirect underwriting expenses were 5.6%, 5.9% and 6.4% of total direct written and assumed premiums in 2006, 2007 and 2008, respectively. The increase in the 2007 percentage was due primarily to the transfer of the property and inland marine business in the standard lines and political subdivisions programs to Praetorian. The transfer reduced direct premiums written by approximately $4.5 million in 2007. The increase in indirect underwriting expenses during 2008 was primarily due to increased marketing costs. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percentage of ceded reinsurance premiums were 31.1%, 31.4% and 32.4% in 2006, 2007 and 2008, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses were 10.8%, 11.8% and 12.7% of gross premiums earned and other income in 2006, 2007 and 2008, respectively. The increase in the 2007 percentage was due primarily to the transfer of the property and inland marine business in the standard lines and political subdivisions programs to Praetorian. Gross premiums earned for property and inland marine business in these programs decreased $10.9 million in 2007. The increase in the 2008 percentage was due to a decrease in gross premiums earned of $5.9 million along with an increase of 2.6% in general and administrative expenses. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues.
A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors, including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's revenues.

INTEREST EXPENSE

  Interest expense increased less than 1% in 2007 and decreased 5.0% in 2008. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The decrease in 2008 was due primarily to the decrease in interest rates during the period, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

FEDERAL INCOME TAXES

  Chandler USA's federal income tax benefit (provision) as a percentage of income (loss) before income taxes was 32.9%, 11.6% and 56.4% for 2006, 2007 and 2008, respectively. The 2007 percentage decreased due primarily to the impact of nondeductible expenses on the net loss before income taxes. The 2008 percentage increased due primarily to the impact of nondeductible expenses on net income before income taxes.

  At December 31, 2008, Chandler USA had a net deferred tax asset of $2.7 million. Chandler USA believes it is more likely than not that the deferred income tax asset will be realized through future earnings. As a result, a valuation allowance has not been recorded. Chandler USA used the same assumptions as in internal financial projections to estimate future taxable income. If Chandler USA's results are not as profitable as anticipated, a valuation allowance may have to be established for the remaining deferred tax assets.

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

  As of December 31, 2008, NAICO had statutory earned surplus of $13.4 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2009 without the approval of the Oklahoma Department of Insurance is $5.1 million. NAICO paid shareholder dividends to Chandler USA totaling $1.6 million and $2.1 million during 2007 and 2008, respectively.

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

  NAICO maintains a liquid operating position and follows investment guidelines that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet obligations and keeping a sufficient margin of capital and surplus to ensure unimpaired ability to write insurance. At December 31, 2008, all but $3.2 million or 4% of total fixed maturity investments were rated AA or better by Moody's Investor Service, Inc. or Standard & Poor's. The remaining fixed maturities were rated A by Moody's Investor Service, Inc., and Baa1 or A2 by Standard & Poor's.

  NAICO purchases investments to support its investment strategies which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and its mix of business. As of December 31, 2008, all of the investments of NAICO were in fixed-maturity investments, certificates of deposit insured by the FDIC, interest-bearing money market accounts, collateralized repurchase agreements and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. At the time of purchase, investments in debt securities that NAICO has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price.
Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. NAICO has not classified any investments as trading account assets. Debt securities not classified as held to maturity or trading and equity securities are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of deferred income tax as a separate component of other comprehensive income until realized.

  Chandler USA provided $4.4 million, $8.7 million and $6.0 million in cash from operations in 2006, 2007 and 2008, respectively. The cash provided by operations in 2006 included a decrease in reinsurance recoverable on unpaid losses of $29.2 million, but this was largely offset by a decrease in unpaid losses and loss adjustment expenses of $26.3 million. These decreases were primarily the result of recording additional estimated recoveries related to a favorable jury verdict in civil litigation regarding certain surety bond claims during 2006. The cash provided by operations in 2007 included an increase in unpaid losses and loss adjustment expenses of $17.3 million, but this was offset in part by an increase in reinsurance recoverable on unpaid losses of $10.6 million. These increases were primarily the result of reducing the estimated recoveries on certain surety bond claims based on a final judgment entered by the court. See "Litigation." The cash provided by operations in 2008 included a decrease in reinsurance recoverable on unpaid losses of $2.3 million, a decrease in premiums receivable of $1.7 million, a decrease in prepaid reinsurance premiums of $948,000 and an increase in unpaid losses of $869,000. These were partially offset by a decrease in unearned premiums of $2.7 million.

  Cash flows from investing activities were primarily the result of normal purchases and sales of investment securities. Net realized investment gains before income taxes were $745,000, $214,000 and $95,000 during 2006, 2007 and 2008, respectively, from the sale of investments. NAICO received proceeds of $21.3 million, $17.6 million and $6.7 million during 2006, 2007 and 2008, respectively, from the sale of available for sale securities prior to their maturity. The market value of NAICO's available for sale fixed-income investments decreased by $1,000 in 2006 and increased $2.2 million and $1.9 million in 2007 and 2008, respectively, due primarily to changes in interest rates and other economic conditions experienced during this time. The average maturity of NAICO's fixed maturity investments was 2.6 years and
3.7 years at December 31, 2007 and 2008, respectively.

  Cash flows from financing activities were primarily the result of payments and loans between Chandler USA and Chandler Insurance. Chandler USA and Chandler Insurance are parties to an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2007 and 2008, Chandler USA had a receivable of $11.5 million and $11.9 million, respectively, under the Credit Agreement, and Chandler USA earned $733,000, $881,000 and $590,000 in interest income under the Credit Agreement during 2006, 2007 and 2008, respectively.

  NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. At December 31, 2008, the total amount of cash and investments restricted as a result of these arrangements was $8.6 million. In addition, NAICO has deposited $27.0 million of cash and investments into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer.

  During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 4.25% at December 31, 2008. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million. See Note 12 to Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

  The following table provides the future payments due by period under contractual obligations as of December 31, 2008, aggregated by type of obligation:


                                       LESS THAN      1-3        3-5     MORE THAN
                                        ONE YEAR     YEARS      YEARS     5 YEARS     TOTAL
                                       ----------  ---------  ---------  ---------  ---------
                                                           (In thousands)
Unpaid losses and loss adjustment
  expenses (1) ....................... $   38,141  $  45,009  $  14,179  $   4,130  $ 101,459
Future minimum rental payments
  under operating leases .............        424        137          -          -        561
Guaranteed residual value of
  operating lease (2) ................          -      1,518          -          -      1,518
Capital leases .......................         70         82         27          -        179
Debentures ...........................          -          -          -      6,979      6,979
Junior subordinated debentures
  issued to affiliated trusts ........          -          -          -     20,620     20,620
                                       ----------  ---------  ---------  ---------  ---------
  Total .............................. $   38,635  $  46,746  $  14,206  $  31,729  $ 131,316
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


LITIGATION

  In October 1999, NAICO provided surety bonds for Gulsby Engineering, Inc. ("Gulsby") in connection with contracts between Gulf Liquids New River Project, LLC ("Gulf Liquids") and Gulsby for the construction of two gas processing plants in Louisiana. During 2001, Gulsby became unable to pay various vendors resulting in payments to vendors by NAICO totaling $20,182,499. In August 2001, NAICO filed suit in federal court in Louisiana alleging that Gulf Liquids had breached its obligations under the bonds by materially altering certain contracts and that as a result, NAICO was exonerated on the bonds and should recover the amounts paid to vendors. In the fall of 2001, Gulsby and Bay Limited, another contractor with whom Gulsby had entered into a joint venture for the construction of other gas processing plants for Gulf Liquids, filed lawsuits relating to those plants in Houston, Texas. Gulf Liquids filed original actions and counterclaims. NAICO intervened in the Texas lawsuits and, in addition, sued Williams Energy Marketing and Trading (which later became Williams Power Company, Inc.) ("Williams") alleging fraud, breach of contract, tortious interference with contractual relations, conspiracy and alter ego. These claims were asserted against both Gulf Liquids and Williams. Gulf Liquids asserted counterclaims alleging breach of contract against NAICO and requesting contractual and statutory damages ranging from $40 million to $80 million. The cases were consolidated for trial in the 215th Judicial District Court in Harris County, Texas. On August 1, 2006, the jury trial concluded in Harris County, Texas, related to the construction of two gas processing plants in Louisiana. The amounts the jury found owing to NAICO included approximately $20.2 million in actual damages and $70.0 million in punitive damages. See Note 11 of Notes to Consolidated Financial Statements for a discussion of this jury verdict.

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

  On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts.

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

  As of December 31, 2008, substantially all of the investments of NAICO were in fixed-maturity investments, certificates of deposit insured by the FDIC, interest-bearing money market accounts, collateralized repurchase agreements and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. At
December 31, 2008, all but $3.2 million or 4% of total fixed maturity investments were rated AA or better by Moody's Investor Service, Inc. or Standard & Poor's. The remaining fixed maturities were rated A by Moody's Investor Service, Inc., and Baa1 or A2 by Standard & Poor's. NAICO does not hold any investments classified as trading account assets or derivative financial instruments.

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


                                                                                 Estimated
                                                                              fair value after
                                                                                hypothetical
                                    Fair value at         Hypothetical            change in
                                     December 31,          change in           interest rate
                                ----------------------    interest rate    ----------------------
                                   2007        2008     (bp=basis points)     2007        2008
                                ----------  ----------  -----------------  ----------  ----------
                                (Dollars in thousands)                     (Dollars in thousands)
Fixed-maturity investments ...  $   63,057  $   77,096  100 bp increase    $   61,526  $   74,603
                                                        200 bp increase        60,068      72,247
                                                        100 bp decrease        64,644      78,678
                                                        200 bp decrease        66,312      81,410


  The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2008 would reduce the estimated fair value of NAICO's fixed-maturity investments by approximately $4.8 million at that date.

  NAICO's portfolio of equities has exposure to equity price risk. Equity price risk is defined as the potential loss in fair value resulting from an adverse change in prices. At December 31, 2007 and 2008, Chandler USA's equity securities consisted of common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. The equities are carried on the balance sheet at fair value. The changes in estimated fair value of the equity portfolio are presented as a component of shareholder's equity in accumulated other comprehensive income, net of taxes.

  The table below summarizes NAICO's equity price risk and shows the effect of a hypothetical 20% decrease and a 20% increase in market prices as of December 31, 2007 and 2008. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.


                                                                             Estimated
                                                                          fair value after
                                Fair value at                               hypothetical
                                 December 31,                            change in prices
                            ----------------------     Hypothetical    ----------------------
                               2007        2008        price change       2007        2008
                            ----------  ----------  -----------------  ----------  ----------
                            (Dollars in thousands)                     (Dollars in thousands)
Equity securities ........  $     141   $      76   20% increase ....  $     169   $      91
                                                    20% decrease ....        113          61


  Chandler USA is obligated for $7.0 million principal amount of Debentures that have a maturity date of July 16, 2014. The Debentures have a fixed interest rate of 8.75%. At December 31, 2008, the fair value of Chandler USA's Debentures was estimated to be $5.6 million based on the latest reported trade. Chandler USA's Debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The Debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate was 8.92% at December 31, 2008. At December 31, 2008, the fair value of Chandler USA's junior subordinated debentures was estimated to be $24.6 million.

  During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime, which was 4.25% at December 31, 2008. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act"). Under the supervision and with the participation of Chandler USA's management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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


NAME                  AGE     POSITION
--------------------  ---   ---------
W. Brent LaGere       63    Chairman of the Board, Chief Executive Officer, Compensation
                               Committee Member and Director.

Mark T. Paden         52    President, Compensation Committee Member and Director.

Lance A. LaGere       28    Executive Vice President and Chief Operating Officer.

Richard L. Evans      62    Senior Vice President and Director.

R. Patrick Gilmore    57    Senior Vice President, Secretary, General Counsel and Director.

Mark C. Hart          53    Senior Vice President-Finance, Chief Financial Officer and Treasurer.

M. Steven Blain       51    Vice President.

Robert L. Rice        74    Audit Committee Chairman and Director.

W. Scott Martin       58    Audit Committee Member and Director.

William T. Keele      72    Audit Committee Member and Director.


  W. BRENT LAGERE has been a director, Chairman of the Board and Chief Executive Officer of NAICO since 1987, Chandler USA since 1988 and CIMI since December 2002. Mr. LaGere has also served as President of NAICO from August 1987 to October 1989, and from May 1997 to May 2001. Mr. LaGere also served as President of Chandler USA from June 1988 to October 1989 and from May 1997 to May 2001. Since 1988, Mr. LaGere has served in officer and director capacities for various subsidiaries of Chandler USA pursuant to an employment contract with Chandler USA. Mr. LaGere serves as Chairman of the Board and Chief Executive Officer of Chandler Insurance.

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

  M. STEVEN BLAIN has served as Vice President of Chandler USA and NAICO since August 2003. From November 1999 to August 2003, Mr. Blain was employed by NAICO in various capacities. Prior to his employment by NAICO in November 1999, Mr. Blain was Vice President-Operations and Chief Financial Officer for J.B. Pratt Foods, Inc.

  ROBERT L. RICE has been a director of Chandler USA since June 1993 and a director of NAICO since March 2000. He has for more than 20 years engaged in private practice as a Certified Public Accountant.

  W. SCOTT MARTIN has been a director of Chandler USA and NAICO since
March 2000.  Mr. Martin has been President of the Tulsa Loan Production
Office with First Bank & Trust Company in Wagoner, Oklahoma since 1994.
Mr. Martin also serves as a director of First Bank & Trust in Wagoner, Oklahoma, First Bank of Chandler in Chandler, Oklahoma and First Bank in Burkburnett, Texas. Mr. Martin is also the Manager for Basin Management, LLC.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  Based solely upon a review of Forms 3, 4 and 5, any amendments thereto furnished to Chandler USA pursuant to the rules of the Securities and Exchange Commission, or written representations from certain reporting persons presented to Chandler USA, all such reports required to be filed by reporting persons have been filed in a timely fashion during the fiscal year ended December 31, 2008.

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

BASE SALARIES
  The purpose of the base salary is to reflect each executive's job responsibilities and to reward each executive's job performance. During 2008, the following base salaries were approved for our named executive officers:


                                                             PERCENTAGE
     NAMED EXECUTIVE OFFICER               2008 BASE SALARY   INCREASE
     ------------------------------------  ----------------  ----------
     W. Brent LaGere ....................  $        589,360        4.9%
     Mark T. Paden ......................           354,037        3.0%
     Richard L. Evans ...................           293,942        3.0%
     R. Patrick Gilmore .................           263,695        3.0%
     Mark C. Hart .......................           182,586        3.0%


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

CASH BONUSES
  While the company does not have a formal incentive bonus program, all of the named executive officers are eligible to receive cash bonuses. The amount of cash bonuses to be paid are determined at the discretion of the Compensation Committee. During 2008, the Compensation Committee awarded cash bonuses to the named executive officers as shown in the Summary Compensation Table that follows. These cash bonuses were paid during the years in which they are reported.

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

                              SUMMARY COMPENSATION TABLE

                                                                                   ALL OTHER
NAME AND PRINCIPLE POSITION                       YEAR    SALARY      BONUS      COMPENSATION(1)     TOTAL
---------------------------------------------     ----  ----------  ----------   ---------------  ------------
W. Brent LaGere, Chairman of the Board            2008  $ 566,419   $ 735,482    $      608,574   $ 1,910,475
 and CEO                                          2007    549,255     504,777         1,432,763     2,486,795
                                                  2006    537,544     574,269           819,886     1,931,699

Mark T. Paden, President                          2008    353,178     132,000           105,171       590,349
                                                  2007    342,891     183,000           155,994       681,885
                                                  2006    332,904     563,432            98,204       994,540

Richard L. Evans, Senior                          2008    293,229           -            25,808       319,037
 Vice President - Claims                          2007    284,688       8,000            22,972       315,660
                                                  2006    276,396           -            21,383       297,779

R. Patrick Gilmore, Senior Vice President,        2008    258,574      25,000            14,169       297,743
 Secretary and General Counsel                    2007    251,043       8,000            14,867       273,910
                                                  2006    243,731           -            13,102       256,833

Mark C. Hart, Senior Vice President - Finance,    2008    180,592           -             6,225       186,817
 Chief Financial Officer and Treasurer            2007    175,332      15,000             6,225       196,557
                                                  2006    170,225           -             6,100       176,325

-------------------------------------------------------

(1)  The amounts shown in this column include matching contributions under Chandler USA's 401(k)
     plan, life and disability insurance premiums and various perquisites and tax gross-ups as detailed below.


                  SUPPLEMENTAL TABLE FOR ALL OTHER COMPENSATION

                                   401(K)      LIFE          OTHER
                                  COMPANY    INSURANCE      PERSONAL       TAX
NAMED EXECUTIVE OFFICER    YEAR  MATCH (1)  PREMIUMS (2)  EXPENSES (3)  GROSS-UPS (4)    TOTAL
-------------------------  ----  ---------  ------------  ------------  -------------  ----------
W. Brent LaGere .........  2008  $  6,225   $    82,075   $   267,528   $    252,746   $  608,574
                           2007     6,225       100,280       729,179        597,079    1,432,763
                           2006     6,100        75,953       429,622        308,211      819,886

Mark T. Paden ...........  2008     6,225         3,900        53,425         41,621      105,171
                           2007     6,225        15,882        72,953         60,934      155,994
                           2006     6,100         3,900        54,615         33,589       98,204

Richard L. Evans ........  2008     6,225         5,000        12,219          2,364       25,808
                           2007     6,225         5,000         8,111          3,636       22,972
                           2006     6,100         5,000         6,557          3,726       21,383

R. Patrick Gilmore ......  2008     6,225         1,900         5,146            898       14,169
                           2007     6,225         2,000         5,188          1,454       14,867
                           2006     6,100         2,000         3,474          1,528       13,102

Mark C. Hart ............  2008     6,225             -             -              -        6,225
                           2007     6,225             -             -              -        6,225
                           2006     6,100             -             -              -        6,100

----------------------------------


(1)  The amounts shown in this column reflect company matching contributions under our 401(k) plan.

(2)  The amounts shown in this column reflect the premiums paid or to be paid under life insurance arrangements with the named executive officers.  A portion of the premiums for each year ($30,153 for Mr. LaGere, $2,500 for Mr. Paden, $5,000 for Mr. Evans and $1,900 for Mr. Gilmore during 2008) were paid under a split dollar life insurance plan.  Under this plan, Chandler USA or its subsidiaries pay the premiums for life insurance issued to the named executive officer.  Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the named executive officer cancels and surrenders the policy.



(3)  The amounts shown in this column reflect various personal expenses, none of which individually exceeded the greater of $25,000 or ten percent of total perquisites for each named executive officer except as disclosed below.  Personal expenses during 2008 included company provided automobiles and payment of disability insurance premiums for Messrs. LaGere, Paden, Evans and Gilmore.  In addition, the amounts shown for Mr. LaGere and Mr. Paden include automobile lease payments for each of their spouses, gasoline and other automobile related expenses for their spouses and other family members, club memberships and related expenses, payments for personal insurance premiums and payments for miscellaneous personal expenses.  Mr. LaGere's personal expenses also included legal and tax preparation services, personal flights on company provided aircraft, payments related to personally owned watercraft of $43,144 in
     2008 and payments for personal charges on personal credit cards of $148,379 during 2008.  The incremental cost to the company of the personal use of company provided aircraft is calculated based on the variable operating cost per flight hour.

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


                                     DIRECTOR COMPENSATION

                                                    FEES EARNED
NAME                                    YEAR      OR PAID IN CASH      TOTAL
-----------------------------------   --------    ---------------    ----------
Robert L. Rice ...................    2008        $        13,125    $   13,125
                                      2007                 12,375        12,375
                                      2006                 12,375        12,375

W. Scott Martin ..................    2008                 11,250        11,250
                                      2007                 11,250        11,250
                                      2006                 10,750        10,750

William T. Keele .................    2008                 11,250        11,250
                                      2007                 11,250        11,250
                                      2006                 10,750        10,750


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

March 3, 2009                                     Compensation Committee:
                                                   W. Brent LaGere
                                                   Mark T. Paden

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

  All of the common stock of Chandler USA, its sole class of common equity, is owned by Chandler Insurance.

  The following table sets forth the number and percentage of outstanding shares of each class of the capital stock of Chandler Insurance that, as of February 28, 2009, are beneficially owned by (i) each director of Chandler USA and Chandler Insurance, (ii) each of the named executive officers and
(iii) all current directors and executive officers as a group:


                                                                                     BENEFICIAL OWNERSHIP
                                                              --------------------------------------------------------------
                                                                TYPE OF CAPITAL SHARES          NUMBER OF
NAME OF DIRECTOR OR EXECUTIVE OFFICER                            OF CHANDLER INSURANCE      CAPITAL SHARES (1)   PERCENT (2)
------------------------------------------------------------  --------------------------   --------------------  -----------

W. Brent LaGere (3) ........................................  Class A Common Shares                   500,661         80.0%
                                                              Series A Preferred Shares               285,266         80.0%
                                                              Series B Preferred Shares                75,757         80.0%
                                                              Series C Preferred Shares               113,134         17.9%

Mark T. Paden (4) ..........................................  Class A Common Shares                   125,165         20.0%
                                                              Series A Preferred Shares                71,317         20.0%
                                                              Series B Preferred Shares                18,939         20.0%
                                                              Series C Preferred Shares                28,283          4.5%

Lance A. LaGere (5) ........................................  Class A Common Shares                   370,890         59.3%
                                                              Series A Preferred Shares               211,311         59.3%
                                                              Series B Preferred Shares                56,117         59.3%
                                                              Series C Preferred Shares                83,804         13.3%

Richard L. Evans ...........................................  Series C Preferred Shares                   937          0.1%

All directors and officers as a group (4 persons) ..........  Class A Common Shares                   625,826        100.0%
                                                              Series A Preferred Shares               356,583        100.0%
                                                              Series B Preferred Shares                94,696        100.0%
                                                              Series C Preferred Shares               142,354         22.5%
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

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance, 356,583 Series A Preferred Shares of Chandler Insurance,
     94,696 Series B Preferred Shares of Chandler Insurance and 632,069 Series C Preferred Shares of Chandler Insurance
     outstanding on February 28, 2009.

(3)  Includes (i) 348,390 Class A Common Shares of Chandler Insurance owned by the W. Brent LaGere Irrevocable Trust (the
     "LaGere Trust") and (ii) 22,500 Class A Common Shares of Chandler Insurance owned by W&L Holding Corp. ("W&L Holding"), a corporation 100% of which is owned by the LaGere Trust.  Also includes 211,311 Series A Preferred Shares, 56,117
     Series B Preferred Shares and 83,804 Series C Preferred Shares owned by the LaGere Trust.  Mr. LaGere has no right to vote and disclaims beneficial ownership of the shares held by the LaGere Trust and W&L Holding.  To secure a personal loan, Mr. LaGere has pledged 32,491 Class A Common Shares, 73,955 Series A Preferred Shares, 19,640 Series B Preferred
     Shares and 29,330 Series C Preferred Shares.  The business address of Mr. LaGere is 1010 Manvel Avenue, Chandler,
     Oklahoma 74834.

(4)  Includes 125,165 Class A Common Shares of Chandler Insurance owned by the Mark T. Paden Living Trust (the "Paden Trust").
     Mr. Paden is a co-trustee of the Paden Trust.  As a co-trustee of the Paden Trust, Mr. Paden may vote the Class A Common
     Shares.  Also includes 71,317 Series A Preferred Shares, 18,939 Series B Preferred Shares and 28,283 Series C Preferred
     Shares owned by the Paden Trust.  To secure a personal loan, 8,169 Class A Common Shares, 71,317 Series A Preferred
     Shares, 18,939 Series B Preferred Shares and 28,283 Series C Preferred Shares owned by the Paden Trust have been pledged.
     The business address of Mr. Paden is 1010 Manvel Avenue, Chandler, Oklahoma 74834.



(5)  Includes (i) 348,390 Class A Common Shares of Chandler Insurance owned by the LaGere Trust and (ii) 22,500 Class A Common
     Shares of Chandler Insurance owned by W&L Holding.  Also includes 211,311 Series A Preferred Shares, 56,117 Series B
     Preferred Shares and 83,804 Series C Preferred Shares owned by the LaGere Trust.  Lance A. LaGere is a co-trustee of the
     LaGere Trust.  As such, he shares with Malinda K. LaGere Laird and Mathew C. LaGere the right to vote the Class A Common
     Shares.  To secure a loan, the LaGere Trust has pledged 211,311 Series A Preferred Shares, 56,117 Series B Preferred
     Shares and 83,804 Series C Preferred Shares.


SHAREHOLDERS HOLDING OVER FIVE PERCENT

  Listed below are persons, other than those listed previously, who are known by Chandler USA to own beneficially more than 5% of Chandler Insurance's Class A Common Shares as of February 28, 2009. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the common shares beneficially owned.


                                                                       BENEFICIAL OWNERSHIP
                                                  ---------------------------------------------------------------
                                                    TYPE OF CAPITAL SHARES       NUMBER OF
NAME OF SHAREHOLDER                                  OF CHANDLER INSURANCE     CAPITAL SHARES (1)    PERCENT (2)
------------------------------------------------  --------------------------  --------------------  --------------
Malinda K. LaGere Laird, Mathew C. LaGere and     Class A Common Shares             370,890               59.3%
  Lance A. LaGere, Successor Co-Trustees of       Series A Preferred Shares         211,311               59.3%
  the W. Brent LaGere Irrevocable Trust           Series B Preferred Shares          56,117               59.3%
1010 Manvel Avenue, Chandler, Oklahoma 74834 (3)  Series C Preferred Shares          83,804               13.3%

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

(2)  Based on 625,826 Class A Common Shares of Chandler Insurance outstanding on February 28, 2009.

(3)  Includes 370,890 Class A Common Shares of Chandler Insurance held by the LaGere Trust, of which 22,500 Class A Common
     Shares are directly owned by W&L Holding, which is 100% owned by the LaGere Trust.  To secure a loan, the LaGere Trust has pledged 211,311 Series A Preferred Shares, 56,117 Series B Preferred Shares and 83,804 Series C Preferred Shares.


CHANGES IN CONTROL

  As described previously, certain capital shares of Chandler Insurance have been pledged to a bank to secure loans, including Class A Common Shares and Series A Preferred Shares. The Series A Preferred Shares of Chandler Insurance are convertible to Class A Common Shares of Chandler Insurance.
A change in control could result from a foreclosure of these shares if the Series A Preferred Shares are converted to Class A Common Shares.

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

  During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004, the lease was extended for three years, and during March 2007 the lease was extended for an additional three years. See Note 12 to Consolidated Financial Statements for additional information. W. Scott Martin, a director of NAICO and Chandler USA, is an officer and director of the bank that participated in these transactions, and is also a significant shareholder of the bank's holding company. Mr. Martin is also a director of the bank that Chandler USA and its subsidiaries use as their principal disbursement bank, and is a significant shareholder of the bank's holding company. The balances maintained by Chandler USA and each subsidiary are fully insured by the FDIC, and Chandler USA and its subsidiaries pay customary service charges to the bank for the services provided.

  During 2006, CIMI purchased two limited partnership units in Basin Drilling #2 LP for $2,000 and purchased 8% cumulative subordinated debentures in the amount of $500,000. The timing of payment of interest and principal on the debentures is subject to various restrictions contained in the cumulative subordinated debenture note. Interest has been paid through September 30, 2008. The purpose of the partnership is to own and operate an oil and gas drilling rig. CIMI financed the purchase with a $500,000 variable rate bank loan. CIMI paid off the balance of this bank loan in December 2007. The partnership is managed by Basin Management, LLC ("BMLLC") who is the General Partner. W. Scott Martin, a director of NAICO and Chandler USA, is the Manager for BMLLC, and is also a director of the bank and a significant shareholder of the bank holding company that provided the bank loan described above. During 2008, the drilling rig was stacked due to the current economic environment until it can be re-deployed in the future when economic conditions and the demand for drilling rigs improves. CIMI recorded a reserve for possible loss in the partnership of $252,000 plus accrued interest in the amount of $10,000 as of December 31, 2008.

  During 2008, W. Brent LaGere, the LaGere Trust and the Paden Trust pledged certain capital shares of Chandler Insurance to a bank to secure certain loans made by the bank to these parties. W. Scott Martin, a director of NAICO and Chandler USA, is a director of the bank and a significant shareholder of the bank holding company that provided these bank loans.

  Chandler USA leases a rural property from Davenport Farms, Inc. ("Davenport Farms"), a corporation owned by W. Brent LaGere, Richard L. Evans and Mark T. Paden. Chandler USA has placed three mobile homes on the property, drilled a water well connected to the mobile homes and made other smaller improvements to the property. Its personnel maintain these improvements. These mobile homes and the property provide hunting, fishing, lodging, dining and other outdoor recreational activities for the entertainment of customers and business associates of Chandler USA and/or its subsidiaries. Chandler USA pays no rent to Davenport Farms but reimburses it for one-half of the utilities and for certain other expenses. Chandler USA has also agreed to indemnify Davenport Farms for claims arising out of its use of the property. Chandler USA retains the right to remove all structures located upon the property when the lease terminates. In 2006, 2007 and 2008, Chandler USA incurred approximately $308,000, $302,000 and $361,000, respectively, in expenses associated with its use of this property, including $11,000, $3,000 and $4,000 for reimbursement of certain expenses, such as utility and similar expenses, for the years 2006, 2007 and 2008, respectively.

DIRECTOR INDEPENDENCE

  Chandler USA is a privately held corporation with only debt securities listed on the NYSE Alternext US LLC ("NYSE Alternext") exchange (formerly known as the American Stock Exchange). NYSE Alternext requires that a majority of the directors be "independent directors" as defined in the NYSE Alternext's Company Guide. Chandler USA has relied upon an exception to this requirement which is provided for companies listing only debt securities. The Board of Directors has determined that Messrs. Rice, Martin and Keele are independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

  The aggregate audit fees billed or to be billed by HoganTaylor LLP for the audit of Chandler USA's annual financial statements and review of financial statements included in Chandler USA's Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $186,400 and $195,800 for the years ended December 31, 2007 and 2008, respectively.

AUDIT-RELATED FEES

  The aggregate fees billed for professional services rendered by HoganTaylor LLP for audit related services rendered in connection with the audits of employee benefit plans and consultation on accounting standards or transactions were $18,500 and $19,500 for the years ended December 31, 2007 and 2008, respectively.

TAX FEES

  The aggregate fees billed or to be billed for professional services rendered by HoganTaylor LLP for tax compliance, tax advice and tax planning were $39,675 and $46,670 for the years ended December 31, 2007 and 2008, respectively.

ALL OTHER FEES

  There were no fees billed by HoganTaylor LLP for professional services other than those reported in the categories above for the years ended December 31, 2007 and 2008.

POLICY ON PRE-APPROVAL OR RETENTION OF INDEPENDENT AUDITORS

  All audit and permitted non-audit services for which Chandler USA engages Tullius Taylor Sartain & Sartain LLP require pre-approval by Chandler USA's Audit Committee. The percentage of Audit-Related Fees, Tax Fees and All Other Fees out of all fees paid to Tullius Taylor Sartain & Sartain LLP was 23.8% and 25.3% for the years ended December 31, 2007 and 2008, respectively.

                                       PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2008, together with the related notes thereto and the report of HoganTaylor LLP, independent auditors on such financial statements, are filed as a part of this Form 10-K. See accompanying Index on page F-1.

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

                           CHANDLER (U.S.A.), INC.

Date: March 3, 2009   By:  /s/ W. Brent LaGere
                           ----------------------------------------------------
                           W. Brent LaGere
                            Chairman of the Board and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: March 3, 2009        /s/ W. Brent LaGere
                           ----------------------------------------------------
                           W. Brent LaGere, Chairman of the Board,
                            Chief Executive Officer and Director
                            (Principal Executive Officer)

Date: March 3, 2009        /s/ Mark T. Paden
                           ----------------------------------------------------
                           Mark T. Paden, President and Director


Date: March 3, 2009        /s/ Mark C. Hart
                           ----------------------------------------------------
                           Mark C. Hart, Senior Vice President - Finance,
                            Chief Financial Officer and Treasurer
                            (Principal Financial and Accounting Officer)


Date: March 3, 2009        /s/ Richard L. Evans
                           ----------------------------------------------------
                           Richard L. Evans, Senior Vice President and Director


Date: March 3, 2009        /s/ R. Patrick Gilmore
                           ----------------------------------------------------
                            R. Patrick Gilmore, Senior Vice President,
                             Secretary, General Counsel and Director


Date: March 3, 2009        /s/ Robert L. Rice
                           ----------------------------------------------------
                           Robert L. Rice, Director

Date: March 3, 2009        /s/ W. Scott Martin
                           ----------------------------------------------------
                           W. Scott Martin, Director

Date: March 3, 2009        /s/ William T. Keele
                           ----------------------------------------------------
                           William T. Keele, Director

                            CHANDLER (U.S.A.), INC.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                      PAGES
                                                                                                -----------------
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2007 and 2008 .................................         F-2

Consolidated Statements of Operations for the years ended
 December 31, 2006, 2007 and 2008 ............................................................         F-3

Consolidated Statements of Comprehensive Income for the years ended
 December 31, 2006, 2007 and 2008 ............................................................         F-4

Consolidated Statements of Cash Flows for the years ended
 December 31, 2006, 2007 and 2008 ............................................................         F-5

Consolidated Statements of Shareholder's Equity for the years ended
 December 31, 2006, 2007 and 2008 ............................................................         F-6

Notes to Consolidated Financial Statements ...................................................   F-7 through F-27

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
 and Financial Statement Schedules ...........................................................         F-28

SCHEDULES

  I     Summary of Investments - Other Than Investments in Related Parties ...................         F-29

  II    Condensed Financial Information of Registrant ........................................  F-30 through F-32

  III   Supplementary Insurance Information ..................................................         F-33

  IV    Reinsurance ..........................................................................         F-34

  V     Valuation and Qualifying Accounts ....................................................         F-35

  VI    Supplemental Information (for property-casualty insurance underwriters) ..............         F-36


                            CHANDLER (U.S.A.), INC.
                          CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share amounts)

                                                                                                  DECEMBER 31,
                                                                                             -----------------------
                                                                                                2007         2008
                                                                                             ----------   ----------
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $32,416 and $34,243 in 2007 and 2008, respectively) ......... $  32,670    $  35,397
    Unrestricted (amortized cost $30,484 and $40,771 in 2007 and 2008, respectively) .......    30,387       41,699
  Equity securities at fair value (cost $0 in 2007 and 2008) ...............................       141           76
  Short-term investments at fair value (amortized cost $1,045 and $5,853 in 2007
    and 2008, respectively) ................................................................     1,045        5,865
                                                                                             ----------   ----------
    Total investments ......................................................................    64,243       83,037
Cash and cash equivalents ($146 and $118 restricted in 2007 and 2008, respectively) ........    32,956       20,636
Accrued investment income ..................................................................       874        1,018
Premiums receivable, less allowance for non-collection of $134 and $138 at
  2007 and 2008, respectively ..............................................................    28,128       26,405
Reinsurance recoverable on paid losses .....................................................     1,100          423
Reinsurance recoverable on unpaid losses, less allowance for non-collection
  of $239 and $231 at 2007 and 2008, respectively ..........................................    36,036       32,492
Reinsurance recoverable on unpaid losses from related parties ..............................    18,688       19,899
Prepaid reinsurance premiums ...............................................................     3,105        2,882
Prepaid reinsurance premiums to related parties ............................................    12,928       12,203
Deferred policy acquisition costs ..........................................................     1,118        1,304
Property and equipment, net ................................................................     8,255        7,849
Amounts due from related parties ...........................................................    11,506       11,869
State insurance licenses, net ..............................................................     3,745        3,745
Other assets ...............................................................................    11,685       10,885
                                                                                             ----------   ----------
Total assets ............................................................................... $ 234,367    $ 234,647
                                                                                             ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ............................................... $ 100,590    $ 101,459
  Unearned premiums ........................................................................    46,389       43,725
  Policyholder deposits ....................................................................     7,947        7,820
  Accrued taxes and other payables .........................................................     5,777        6,017
  Premiums payable .........................................................................     2,263        2,440
  Premiums payable to related parties ......................................................       198          222
  Debentures ...............................................................................     6,979        6,979
  Junior subordinated debentures issued to affiliated trusts ...............................    20,620       20,620
                                                                                             ----------   ----------
    Total liabilities ......................................................................   190,763      189,282
                                                                                             ----------   ----------

Commitments and contingencies (Notes 11 and 12)

Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ....................................................         2            2
  Paid-in surplus ..........................................................................    60,584       60,584
  Accumulated deficit ......................................................................   (17,179)     (16,654)
  Accumulated other comprehensive income:
    Unrealized gain on investments available for sale, net of deferred income taxes ........       197        1,433
                                                                                             ----------   ----------
    Total shareholder's equity .............................................................    43,604       45,365
                                                                                             ----------   ----------
Total liabilities and shareholder's equity ................................................. $ 234,367    $ 234,647
                                                                                             ==========   ==========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                               2006         2007         2008
                                                                           ------------ ------------ ------------
Premiums and other revenues
 Direct premiums written and assumed ....................................  $   113,043  $   100,081  $    98,384
 Reinsurance premiums ceded .............................................      (21,098)      (7,690)      (9,476)
 Reinsurance premiums ceded to related parties ..........................      (27,156)     (27,959)     (26,596)
                                                                           ------------ ------------ ------------
  Net premiums written and assumed ......................................       64,789       64,432       62,312
 Decrease in unearned premiums ..........................................          915        1,753        1,715
                                                                           ------------ ------------ ------------

  Net premiums earned ...................................................       65,704       66,185       64,027

Investment income (loss), net ...........................................        9,801         (572)       3,347
Interest income, net from related parties ...............................          792          941          647
Realized investment gains, net ..........................................          745          214           95
Other income ............................................................          317        1,916        2,069
                                                                           ------------ ------------ ------------
  Total premiums and other revenues .....................................       77,359       68,684       70,185
                                                                           ------------ ------------ ------------

Operating costs and expenses
 Losses and loss adjustment expenses, net of amounts ceded
  to related parties of $14,007, $16,808 and $15,532
  in 2006, 2007 and 2008, respectively ..................................       45,473       41,393       40,940
 Policy acquisition costs, net of ceding commissions received from related parties of $10,445, $10,633 and $10,112
  in 2006, 2007 and 2008, respectively ..................................       11,666       12,547       12,348
 General and administrative expenses ....................................       12,469       12,790       13,124
 Interest expense .......................................................        2,690        2,703        2,569
                                                                           ------------ ------------ ------------
  Total operating costs and expenses ....................................       72,298       69,433       68,981
                                                                           ------------ ------------ ------------

Income (loss) before income taxes .......................................        5,061         (749)       1,204
Federal income tax benefit (provision) ..................................       (1,665)          87         (679)
                                                                           ------------ ------------ ------------

Income (loss) ...........................................................  $     3,396  $      (662) $       525
                                                                           ============ ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                    2006         2007         2008
                                                                               ------------ ------------ ------------
Net income (loss) ...........................................................  $     3,396  $      (662) $       525
                                                                               ------------ ------------ ------------
Other comprehensive income (loss), before income tax:
 Unrealized gains on securities:
  Unrealized holding gains arising during period ............................          566        2,187        1,968
  Less: Reclassification adjustment for gains included in net income (loss)..         (745)        (214)         (95)
                                                                               ------------ ------------ ------------
Other comprehensive income (loss), before income tax ........................         (179)       1,973        1,873

Income tax benefit (provision) related to items of other
 comprehensive income (loss) ................................................           61         (671)        (637)
                                                                               ------------ ------------ ------------
Other comprehensive income (loss), net of income tax ........................         (118)       1,302        1,236
                                                                               ------------ ------------ ------------
Comprehensive income ........................................................  $     3,278  $       640  $     1,761
                                                                               ============ ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                               2006         2007         2008
                                                                           ------------ ------------ ------------
OPERATING ACTIVITIES
 Net income (loss) ......................................................  $     3,396  $      (662) $       525
 Add (deduct):
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
   Realized investment gains, net .......................................         (745)        (214)         (95)
   Net (gains) losses on sale of property and equipment .................           20           (6)           7
   Amortization and depreciation ........................................        1,379        1,431        1,555
   Provision for non-collection of premiums .............................           80           19           30
   Provision for non-collection of reinsurance recoverables .............           97          356          166
   Provision for non-collection of debenture ............................            -            -          262
   Net change in non-cash balances relating to operating activities:
    Accrued investment income ...........................................       (4,135)       4,148         (144)
    Premiums receivable .................................................       (2,742)       2,861        1,693
    Reinsurance recoverable on paid losses ..............................        1,647         (260)         503
    Reinsurance recoverable on unpaid losses ............................       29,164      (10,557)       3,552
    Reinsurance recoverable on unpaid losses from related parties .......       (1,300)      (3,104)      (1,211)
    Prepaid reinsurance premiums ........................................        2,160        4,498          223
    Prepaid reinsurance premiums to related parties .....................       (1,259)         578          725
    Deferred policy acquisition costs ...................................          380         (273)        (186)
    Other assets ........................................................        2,129       (1,373)        (156)
    Unpaid losses and loss adjustment expenses ..........................      (26,288)      17,337          869
    Unearned premiums ...................................................       (1,817)      (6,828)      (2,664)
    Policyholder deposits ...............................................        1,979          284         (127)
    Accrued taxes and other payables ....................................         (441)         997          240
    Premiums payable ....................................................         (226)         308          177
    Premiums payable to related parties .................................          889         (804)          24
                                                                           ------------ ------------ ------------
   Cash provided by operating activities ................................        4,367        8,736        5,968
                                                                           ------------ ------------ ------------
INVESTING ACTIVITIES
 Short-term investments:
  Purchases .............................................................            -       (1,330)      (6,424)
  Maturities ............................................................            -          285        1,615
 Unrestricted fixed maturities available for sale:
  Purchases .............................................................         (995)     (13,585)     (38,722)
  Sales .................................................................            -       10,120        6,417
  Maturities ............................................................        5,809        8,588       19,682
 Equity securities available for sale:
  Purchases .............................................................      (13,620)      (5,811)        (266)
  Sales .................................................................       21,336        7,457          270
 Cost of property and equipment purchased ...............................         (688)        (696)        (642)
 Proceeds from sale of property and equipment ...........................           71           50          145
 Investment in limited partnership ......................................         (502)           -            -
                                                                           ------------ ------------ ------------
   Cash provided by (applied to) investing activities ...................       11,411        5,078      (17,925)
                                                                           ------------ ------------ ------------
FINANCING ACTIVITIES
 Payments and loans from related parties ................................        1,747        2,164        2,639
 Payments and loans to related parties ..................................       (1,971)      (4,086)      (3,002)
 Bank loan proceeds .....................................................          500            -            -
 Payments on bank loan ..................................................         (161)        (339)           -
                                                                           ------------ ------------ ------------
   Cash provided by (applied to) financing activities ...................          115       (2,261)        (363)
                                                                           ------------ ------------ ------------
 Increase (decrease) in cash and cash equivalents during the period .....       15,893       11,553      (12,320)
 Cash and cash equivalents at beginning of period .......................        5,510       21,403       32,956
                                                                           ------------ ------------ ------------
 Cash and cash equivalents at end of period .............................  $    21,403  $    32,956  $    20,636
                                                                           ============ ============ ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (Amounts in thousands)

                                                                           Accumulated
                                                                              other          Total
                                       Common      Paid-in    Accumulated  comprehensive  shareholder's
                                       stock       surplus      deficit    income (loss)     equity
                                    -----------  -----------  -----------  -------------  -------------
Balance, January 1, 2006 .........  $        2   $   60,584   $  (19,913)  $       (987)  $     39,686

Net income .......................           -            -        3,396              -          3,396

Change in unrealized loss on
 investments available for
 sale, net of income tax .........           -            -            -           (118)          (118)
                                    -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2006 .......           2       60,584      (16,517)        (1,105)        42,964
                                    -----------  -----------  -----------  -------------  -------------
Net loss .........................           -            -         (662)             -           (662)

Change in unrealized loss on
 investments available for
 sale, net of income tax .........           -            -            -          1,302          1,302
                                    -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2007 .......           2       60,584      (17,179)           197         43,604
                                    -----------  -----------  -----------  -------------  -------------
Net income .......................           -            -          525              -            525

Change in unrealized gain on
 investments available for
 sale, net of income tax .........           -            -            -          1,236          1,236
                                    -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2008 .......  $        2   $   60,584   $  (16,654)  $      1,433   $     45,365
                                    ===========  ===========  ===========  =============  =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     (a)  BASIS OF PRESENTATION

             Chandler (U.S.A.), Inc. ("Chandler USA") is a holding company organized and domiciled in Oklahoma. Chandler USA's wholly owned subsidiaries are engaged in various property and casualty insurance operations. The insurance products offered by Chandler USA through its subsidiary, National American Insurance Company ("NAICO"), include property and casualty insurance products primarily for businesses in various industries, political subdivisions and surety bonds for small contractors in the United States of America ("U.S."). The business is conducted through individual independent insurance agencies and underwriting managers, primarily in the Southwest and Midwest areas of the U.S. Chandler Insurance Managers, Inc. ("CIMI") is a wholly owned subsidiary of Chandler USA and is an underwriting manager and wholesaler that offers multiple insurance products for businesses in various industries and political subdivisions.

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

     (f)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

             Losses and loss adjustment expenses are charged to income as incurred. The reserve for unpaid losses and loss adjustment expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported based on data available at this time. The methods of determining such estimates and establishing resulting reserves are periodically reviewed and updated, and adjustments therefrom are necessary to maintain an adequate reserve for unpaid losses and loss adjustment expenses. As more fully explained in Note 4, such estimates are management's best estimates of the expected values. The actual results may vary from these values because the evaluation of losses is inherently subjective and susceptible to significant changing factors.

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

     (h)  PROPERTY AND EQUIPMENT

             Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 to 31 years. Property and equipment consisted of the following at December 31:

                                                  2007         2008
                                               ----------   ----------
                                                    (In thousands)
             Real estate and improvements ...  $  11,967    $  12,058
             Other property and equipment ...      8,577        8,803
                                               ----------   ----------
                                                  20,544       20,861
             Accumulated depreciation .......    (12,289)     (13,012)
                                               ----------   ----------
                                               $   8,255    $   7,849
                                               ==========   ==========

             Depreciation expense was approximately $780,000, $854,000 and $896,000 for 2006, 2007 and 2008, respectively.

     (i)  INTANGIBLE ASSETS

             Intangible assets are stated at cost less accumulated amortization. Prior to 2002, the cost of state insurance licenses acquired was amortized over 40 years using the straight-line method. Effective January 1, 2002, the state insurance licenses are no longer amortized since they were determined to have indefinite lives but are reviewed at least annually for impairment. Chandler USA completed the required impairment tests during 2007 and 2008 and concluded that there has not been an impairment loss since the fair values exceeded their carrying values. The fair values were determined based on the present value of projected future net cash flows. Intangible assets included the following at December 31:

                                                  2007         2008
                                               ----------   ----------
                                                    (In thousands)
             State insurance licenses .......  $   5,991    $   5,991
             Accumulated amortization .......     (2,246)      (2,246)
                                               ----------   ----------
                                               $   3,745    $   3,745
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

     (n)  SUPPLEMENTAL CASH FLOW INFORMATION

             Cash payments for interest and income taxes, and noncash investing activities were as follows:


                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                             2006       2007       2008
                                                          ---------- ---------- ----------
                                                                   (In thousands)
      Cash payments during the year for:
        Interest .......................................  $   2,608  $   2,649  $   2,517
        Income taxes ...................................          -         25      1,220

      Transfers to restricted securities, net ..........  $  (8,127) $ (12,726) $  (1,619)


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

             In March 2007, the FASB ratified Emerging Issues Task Force Issue ("EITF") No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF No. 06-10 provides guidance for determining a liability for the postretirement benefit obligation and for recognition and measurement of the associated asset based on the terms of the collateral assignment agreement. Chandler USA has adopted EITF No. 06-10 effective January 1, 2008. The adoption of EITF No. 06-10 did not have a material impact on its consolidated financial statements.

             In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Chandler USA does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements.

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

NOTE 2.  FAIR VALUE MEASUREMENTS

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

     The following table presents information about Chandler USA's assets measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. Substantially all of the prices of fixed maturities, equity securities and short-term investments that are valued as Level 1 or Level 2 in the fair value hierarchy are received from independent pricing services utilized by our investment custodians. No liabilities were measured at fair value at December 31, 2008.



                                                     Fair value measurements at December 31, 2008
                                           ----------------------------------------------------------------
                                             Quoted prices    Significant
                                               in active         other          Significant
                                              markets for      observable       unobservable
                                           identical assets      inputs            inputs          Total
  Description                                  (Level 1)        (Level 2)         (Level 3)     fair value
-----------------------------------------  ----------------  ---------------  ----------------  -----------
                                                                   (In thousands)
 Fixed maturities available for sale ....  $             -   $       77,096   $             -   $   77,096
 Equity securities available for sale ...                -                -                76           76
 Short-term investments .................                -            5,865                 -        5,865
                                           ----------------  ---------------  ----------------  -----------
  Total ................................. $              -   $       82,961   $            76   $    83,037
                                           ================  ===============  ================  ===========


     Prices for fixed maturities available for sale and short-term investments were provided by various custodians that hold such assets on behalf of Chandler USA. The custodians utilize independent pricing services to determine prices for these assets. Management reviews the prices provided but does not conduct an independent validation of the prices. Any fixed maturities that are not held by a custodian are priced using non-binding broker quotations. Total assets priced from broker quotations totaled $387,000 at December 31, 2008, or 0.5% of total Level 2 assets.

     At December 31, 2008, Chandler USA's equity securities which were measured at fair value using Level 3 inputs consisted of common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. The fair value of this stock was based upon an analytically determined valuation from an independent rating organization. The following table presents additional information about assets measured at fair value using Level 3 inputs for the year ended December 31, 2008.


     Fair value measurements using significant             Year ended
     unobservable inputs (Level 3)                      December 31, 2008
   -------------------------------------------------    -----------------
                                                          (In thousands)
     Beginning balance .............................    $            141
       Total realized and unrealized gains (losses):
         Included in earnings ......................                   -
         Included in other comprehensive income ....                 (65)
       Purchases, issuances and settlements ........                   -
       Transfers in and/or out of Level 3 ..........                   -
                                                        -----------------
     Ending balance ................................    $             76
                                                        =================


NOTE 3.  INVESTMENTS AND INVESTMENT INCOME

     Net investment income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.


                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                               2006       2007       2008
                                                            ---------- ---------- ----------
                                                                     (In thousands)
Interest on fixed-maturity investments ...................  $   2,829  $   2,818  $   2,929
Interest on short-term investments and cash equivalents ..        574      1,069        692
Dividend income on equity securities .....................         58         11          1
Prejudgment interest related to litigation ...............      6,648     (4,148)         -
Investment expenses ......................................       (308)      (322)      (275)
                                                            ---------- ---------- ----------
  Investment income, net .................................      9,801       (572)     3,347
                                                            ---------- ---------- ----------
Realized gains, net - fixed-maturity investments .........          -        154         91
Realized gains, net - equity securities ..................        745         60          4
                                                            ---------- ---------- ----------
  Realized investment gains, net .........................        745        214         95
                                                            ---------- ---------- ----------
                                                            $  10,546  $    (358) $   3,442
                                                            ========== ========== ==========


     During 2006, NAICO recorded $6.6 million of interest income for its estimate of prejudgment interest on a favorable jury verdict in civil litigation regarding certain surety bond claims. During 2007, NAICO reversed $4.1 million of the prejudgment interest income based on a final judgment entered by the court. See Note 11 for more information related to this litigation.

     Investment expenses include $164,000, $193,000 and $128,000 for the years ended December 31, 2006, 2007 and 2008, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

     The amortized cost of fixed maturities or cost of equity securities, gross unrealized gains or losses, fair value and carrying value of investments are as follows:


                                                                  GROSS      GROSS
                                                                UNREALIZED UNREALIZED   FAIR     CARRYING
DECEMBER 31, 2007                                        COST     GAINS      LOSSES     VALUE      VALUE
---------------------------------------------------  ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                                      (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies ...................................  $  38,723  $     516  $     (67) $  39,172  $  39,172
Corporate obligations .............................     18,703         49       (246)    18,506     18,506
Public utilities ..................................      4,287          2        (58)     4,231      4,231
Mortgage-backed securities ........................      1,187          -        (39)     1,148      1,148
                                                     ---------- ---------- ---------- ---------- ----------
                                                     $  62,900  $     567  $    (410) $  63,057  $  63,057
                                                     ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ...................................  $       -  $     141  $       -  $     141  $     141
                                                     ========== ========== ========== ========== ==========



                                                                  GROSS      GROSS
                                                                UNREALIZED UNREALIZED   FAIR     CARRYING
DECEMBER 31, 2008                                        COST     GAINS      LOSSES     VALUE      VALUE
---------------------------------------------------  ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                                      (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies ...................................  $  39,151  $   2,349  $       -  $  41,500  $  41,500
Corporate obligations .............................     29,558        313       (386)    29,485     29,485
Public utilities ..................................      3,108         21       (153)     2,976      2,976
Obligations of states and political subdivisions...      3,197         12        (74)     3,135      3,135
                                                     ---------- ---------- ---------- ---------- ----------
                                                     $  75,014  $   2,695  $    (613) $  77,096  $  77,096
                                                     ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ...................................  $       -  $      76  $       -  $      76  $      76
                                                     ========== ========== ========== ========== ==========


     Excluding investments in bonds and notes of the U.S. Government and U.S. Government agencies and authorities, Chandler USA did not hold any fixed maturity investments that exceeded 10% of shareholder's equity at December 31, 2007. At December 31, 2008, Chandler USA held investments in fixed maturities issued by General Electric Capital Corporation with a fair value of $4.6 million or 10.1% of shareholder's equity.

     The fair value of Chandler USA's investments with sustained gross unrealized losses at December 31, 2008 is presented below:


                                         LESS THAN 12 MONTHS      12 MONTHS OR LONGER             TOTAL
                                       -----------------------  -----------------------  ------------------------
                                                    UNREALIZED               UNREALIZED               UNREALIZED
                                       FAIR VALUE     LOSSES    FAIR VALUE     LOSSES    FAIR VALUE     LOSSES
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                                                   (In thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .......... $        -   $       -   $        -   $       -   $        -   $       -
Corporate securities .................      9,027        (323)       7,697         (63)      16,724        (386)
Public utilities .....................      1,914        (153)           -           -        1,914        (153)
Obligations of states and political
  subdivisions .......................      2,147         (74)           -           -        2,147         (74)
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                       $   13,088   $    (550)  $    7,697   $     (63)  $   20,785   $    (613)
                                       ===========  ==========  ===========  ==========  ===========  ==========


     The unrealized losses of Chandler USA's fixed maturity investments were primarily caused by changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market prices. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Chandler USA regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Based on an evaluation of the issues, including, but not limited to, Chandler USA's intentions to sell or ability to hold the investments; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, Chandler USA does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at December 31, 2008 are shown below:


                                                      AVAILABLE FOR SALE
                                                    ------------------------
                                                     AMORTIZED
                                                        COST      FAIR VALUE
                                                    ------------  ----------
                                                         (In thousands)
Due in one year or less ..........................  $     8,466   $   8,553
Due after one year through five years ............       55,308      56,919
Due after five years through ten years ...........       10,023      10,403
Due after ten years ..............................        1,217       1,221
                                                    ------------  ----------
                                                    $    75,014   $  77,096
                                                    ============  ==========


     Realized gains and losses from sales of investments are shown below:


                                                     2006     2007     2008
                                                   -------- -------- --------
                                                         (In thousands)
FIXED MATURITIES:
Gross realized gains ............................. $     -  $   191  $   148
Gross realized losses ............................       -      (37)     (57)
                                                   -------- -------- --------
 Total net realized gains ........................ $     -  $   154  $    91
                                                   ======== ======== ========

EQUITY SECURITIES:
Gross realized gains ............................. $   855  $   229  $     4
Gross realized losses ............................    (110)    (169)       -
                                                   -------- -------- --------
 Total net realized gains ........................ $   745  $    60  $     4
                                                   ======== ======== ========


     NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. As of December 31, 2007 and 2008, the carrying value of these deposits totaled approximately $8.0 million and $8.6 million, respectively. In addition, NAICO has deposited $27.0 million of cash and investments into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer.

NOTE 4. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

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

     Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses were approximately $11.1 million and $10.9 million at December 31, 2007 and 2008, respectively. Included in these recoverable amounts were net recoverables of $10.1 million in 2007 and 2008, related to a favorable jury verdict in civil litigation regarding certain surety bond claims during 2006. See Note 11 for more information related to this litigation. NAICO may or may not recover the above estimated recoveries and could incur significant costs in collecting these recoverables.

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

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2006        2007       2008
                                                             ----------  ----------  ----------
                                                                       (In thousands)
Net balance at beginning of year ..........................  $  40,549   $  42,081   $  45,866
                                                             ----------  ----------  ----------
Net losses and loss adjustment expenses incurred related to:
  Current year ............................................     41,644      40,194      38,869
  Prior years .............................................      3,829       1,199       2,071
                                                             ----------  ----------  ----------
    Total .................................................     45,473      41,393      40,940
                                                             ----------  ----------  ----------
Net paid losses and loss adjustment expenses related to:
  Current year ............................................    (12,403)    (12,494)    (11,856)
  Prior years .............................................    (31,538)    (25,114)    (25,882)
                                                             ----------  ----------  ----------
    Total .................................................    (43,941)    (37,608)    (37,738)
                                                             ----------  ----------  ----------
Net balance at end of year ................................  $  42,081   $  45,866   $  49,068
                                                             ==========  ==========  ==========



     NAICO experienced a significant amount of incurred losses related to prior accident years during the 2006 calendar year. Incurred losses related to prior accident years decreased $2.6 million or 69% in 2007 and increased $872,000 or 73% in 2008. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

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

     During 2008, NAICO experienced adverse loss development totaling $2.1 million primarily in the workers compensation line of business in the standard lines program. A portion of the adverse loss development was offset by favorable development in the automobile liability line of business in this program. The adverse loss development included approximately $166,000 for provisions for potentially uncollectible reinsurance.

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

NOTE 5. DEBENTURES

     On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures (the "Debentures") with a maturity date of July 16, 2014. The Debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The indenture governing the Debentures was amended during 2003 to clarify that purchases of Debentures by Chandler USA through private treaty or on the open market for an agreed price of less than the sum of the principal amount and accrued interest are not considered to be a redemption of the Debentures, and that any such Debentures purchased by Chandler USA will be cancelled. Chandler USA purchased and cancelled $16.7 million and $275,000 principal amount of the Debentures during 2003 and 2004, respectively, and at December 31, 2008, there were $6,979,000 principal amount of the Debentures outstanding. As of December 31, 2008, Chandler USA has capitalized $181,000 related to debt issuance costs for the Debentures. These costs are being amortized as interest expense over the term of the Debentures. When Debentures are purchased and cancelled by Chandler USA, debt issuance costs are reduced accordingly and reflected in the gain on retirement of debt which is included in other income in the consolidated statements of operations. Chandler USA's subsidiaries and affiliates are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. The indenture governing the Debentures contains certain restrictive covenants, including covenants that limit subsidiary debt, issuance or sale of subsidiary stock, incurring of liens, sale-leaseback transactions for a period of more than three years, mergers, consolidations and sales of assets. At December 31, 2008, Chandler USA was in compliance with all covenants.

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

     In December 2003, Chandler USA established Chandler Capital Trust II ("Trust II") by purchasing all of its common securities for $217,000. Trust II is a Delaware statutory business trust and is a wholly owned non-consolidated subsidiary of Chandler USA. On December 16, 2003, Trust II issued $7.0 million of capital securities (the "Trust II Preferred Securities") to InCapS Funding II, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Trust II used the proceeds from the issuance to purchase $7,217,000 of floating rate junior subordinated debentures (the "Junior Debentures II") of Chandler USA. Distributions on the Junior Debentures II are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly). The interest rate was 8.92% at December 31, 2008. Chandler
USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures II, with such deferred payments accruing interest compounded quarterly. The Junior Debentures II are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium.

     The Junior Debentures II are the sole assets of Trust II and Trust II will distribute any cash payments it receives thereon to the holders of its preferred and common securities. Distributions on the Trust II Preferred Securities are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly). The interest rate was 8.92% at December 31, 2008. Trust II may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust II Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust II Preferred Securities are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium. All payments by Trust II regarding the Trust II Preferred Securities are guaranteed by Chandler USA.

     The sale of the Trust I Preferred Securities and the Trust II Preferred Securities during 2003 resulted in net proceeds of $19.3 million to Chandler USA, net of placement costs. As of December 31, 2008, issuance costs in the amount of $597,000 have been capitalized and are being amortized over the stated maturity periods of thirty years.

     In December 2003, the Financial Accounting Standards Board issued Revised Interpretation No. 46 ("FIN 46R"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46R is used to determine whether consolidation is required or, alternatively, whether the variable-interest model under FIN
46R should be used to account for existing and new entities. Chandler USA adopted FIN 46R effective January 1, 2004. Under FIN 46R, Chandler USA reports the $20.6 million of junior subordinated debentures that were issued to the capital trusts on its consolidated balance sheet.

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

STATUTORY FINANCIAL INFORMATION AND MINIMUM CAPITAL REQUIREMENTS

     NAICO is required to file financial statements with state regulatory authorities prepared on a statutory basis which differs from GAAP. Statutory net income and statutory capital and surplus of NAICO are as follows:


                                                    2006      2007      2008
                                                  --------  --------  --------
                                                         (In thousands)
             Statutory net income ..............  $  3,789  $  1,037  $  2,375
             Statutory capital and surplus .....  $ 51,663  $ 50,250  $ 51,069


     During 2005, the Oklahoma Insurance Code was amended to allow domestic insurers to admit office equipment, furniture and other such property constituting less than 3% of its otherwise admitted assets. This prescribed accounting practice increased NAICO's statutory capital and surplus by $404,000, $305,000 and $251,000 at December 31, 2006, 2007 and 2008,
respectively. There is no difference between NAICO's statutory net income under the National Association of Insurance Commissioners' ("NAIC") ACCOUNTING PRACTICES AND PROCEDURES manual and practices prescribed by the Oklahoma Insurance Code.

     The Oklahoma Insurance Commissioner has the right to permit other specific practices that deviate from prescribed practices. NAICO does not have any such permitted practices.

     The NAIC has adopted risk-based capital ("RBC") standards for domestic property and casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 2007 and 2008.

     At periodic intervals, various insurance regulatory authorities routinely examine the required statutory financial statements of NAICO as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

     The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Oklahoma Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year, or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria, the maximum shareholder dividend NAICO may pay in 2009 without the approval of the Oklahoma Department of Insurance is approximately $5.1 million. NAICO paid cash shareholder dividends to Chandler USA totaling
$1.6 million and $2.1 million in 2007 and 2008, respectively. NAICO did not pay any shareholder dividends during 2006.

     The future payment of shareholder dividends also depends upon the earnings, financial position and cash requirements of Chandler USA, as well as regulatory limitations and such other factors as the board of directors may deem relevant.

     NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $13.4 million as of December 31, 2008). NAICO paid approximately $4,000 in policyholder dividends during 2006, respectively. NAICO did not pay any policyholder dividends during 2007 or 2008.

NOTE 8. INCOME TAXES

     Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differ from those expected using U.S. Federal enacted income tax rates as noted by the following:


                                                                       2006       2007       2008
                                                                    ---------- ---------- ----------
                                                                             (In thousands)
Computed income tax provision (benefit) at 34% ...................  $   1,721  $    (255) $     409
Increase (decrease) in income taxes resulting from:
  Utilization of capital loss carryforward .......................       (253)       (73)         -
  Interest income on the exempt securities .......................          -          -        (27)
  Nondeductible meals and entertainment expenses .................        163        150        174
  Other nondeductible expenses ...................................         34         91        123
                                                                    ---------- ---------- ----------
Federal income tax provision (benefit) ...........................  $   1,665  $     (87) $     679
                                                                    ========== ========== ==========


     U.S. Federal income tax provision (benefit) consists of:

                                                                     CURRENT    DEFERRED    TOTAL
                                                                    ---------- ---------- ----------
                                                                             (In thousands)
2006 .............................................................  $       -  $   1,665  $   1,665
2007 .............................................................          -        (87)       (87)
2008 .............................................................      1,074       (395)       679


     Deferred income tax provision (benefit) relating to temporary differences includes the following components:

                                                                       2006       2007       2008
                                                                    ---------- ---------- ----------
                                                                             (In thousands)
Loss reserve discounts ...........................................  $      66  $       9  $     (57)
Unearned premiums ................................................         62        119        117
Deferred policy acquisition costs ................................       (129)        93         63
Investment in limited partnerships ...............................       (152)       (40)        (7)
Reserve for uncollectible premiums receivable ....................         18         12         (2)
Reserve for non-collection of debenture ..........................          -          -        (89)
Depreciation and lease expense ...................................        (70)       (49)       (52)
Discount on fixed maturity investments ...........................         23         21        (13)
Accrued commissions payable ......................................          -          -       (261)
Accrual of prejudgment interest income ...........................      1,410     (1,410)         -
Net operating loss carryforwards .................................        530      1,118          -
Other ............................................................        (93)        40        (94)
                                                                    ---------- ---------- ----------
                                                                    $   1,665  $     (87) $    (395)
                                                                    ========== ========== ==========



     The tax effect of temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:


                                                                     2007          2006
                                                                 ------------  ------------
                                                                       (In thousands)
Deferred tax assets:
  Loss reserve discounts ......................................  $     2,040   $     2,098
  Unearned premiums ...........................................        2,064         1,948
  Compensated absences ........................................          191           231
  Accrued commissions payable .................................            -           261
  Net operating loss carryforwards - federal ..................          455             -
  Net operating loss carryforwards - state ....................        2,057         2,100
  Investment in limited partnership ...........................          318           324
  Reserve for non-collection of debenture .....................            -            89
  Other .......................................................          306           337
  Valuation allowance .........................................       (2,057)       (2,100)
                                                                 ------------  ------------
Total deferred tax assets .....................................        5,374         5,288
                                                                 ------------  ------------
Deferred tax liabilities:
  Depreciation and lease expense ..............................        1,252         1,200
  Deferred policy acquisition costs ...........................          380           443
  Unrealized gain on investments available for sale ...........          101           738
  Other .......................................................          194           194
                                                                 ------------  ------------
Total deferred tax liabilities ................................        1,927         2,575
                                                                 ------------  ------------
Net deferred tax assets .......................................  $     3,447   $     2,713
                                                                 ============  ============


     At December 31, 2007, Chandler USA had a net operating loss carryforward available for U.S. Federal income taxes of $1.3 million, which was fully utilized during 2008.

     In addition, Chandler USA, at December 31, 2008, had net operating loss carryforwards available for Oklahoma state income taxes totaling approximately $35.0 million which expire in the years 2009 through 2028. A valuation allowance has been provided for the tax effect of the state net operating loss since realization of such amount is not considered more likely than not.

     Tax years 2005 through 2008 are open to examination by the U.S. Internal Revenue Service and the Oklahoma Tax Commission.

NOTE 9. EMPLOYEE BENEFITS

     Chandler USA and its subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Internal Revenue Code. All full time employees who have completed one year of service and attained age 21 may elect to participate in the 401(k) plan. Participants may contribute up to 25% of compensation, subject to certain limitations. Chandler USA matches 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25% of the remaining employee contributions up to a maximum employer contribution of $6,225 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions was $307,000, $288,000 and $293,000 for 2006, 2007 and 2008, respectively.

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

     A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums and state insurance licenses) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of December 31, 2007 and 2008. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 3. At December 31, 2008, the fair value of Chandler USA's Debentures was estimated to be $5.6 million based on the latest reported trade. Chandler USA's Debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The Debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate at December 31, 2008 was 8.92%. At December 31, 2008, the fair value of
Chandler USA's junior subordinated debentures was estimated to be $24.6 million.

NOTE 11. LITIGATION

     In October 1999, NAICO provided surety bonds for Gulsby Engineering, Inc.("Gulsby") in connection with contracts between Gulf Liquids New River Project, LLC ("Gulf Liquids") and Gulsby for the construction of two gas processing plants in Louisiana. During 2001, Gulsby became unable to pay various vendors resulting in payments to vendors by NAICO totaling $20,182,499. In August 2001, NAICO filed suit in federal court in Louisiana alleging that Gulf Liquids had breached its obligations under the bonds by materially altering certain contracts and that, as a result, NAICO was exonerated on the bonds and should recover the amounts paid to vendors. In the fall of 2001, Gulsby and Bay Limited, another contractor with whom Gulsby had entered into a joint venture for the construction of other gas processing plants for Gulf Liquids, filed lawsuits relating to those plants in Houston, Texas. Gulf Liquids filed original actions and counterclaims. NAICO intervened in the Texas lawsuits and, in addition, sued Williams Energy Marketing and Trading (which later became Williams
Power Company, Inc.) ("Williams") alleging fraud, breach of contract, tortious interference with contractual relations, conspiracy and alter ego. These claims were asserted against both Gulf Liquids and Williams. Gulf Liquids asserted counterclaims alleging breach of contract against NAICO and requesting contractual and statutory damages ranging from $40 million to $80 million. The cases were consolidated for trial in the 215th Judicial District Court in Harris County, Texas.

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

     On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts.

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

     Treaty reinsurance may be ceded under treaties on both a pro rata basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. The majority of NAICO's reinsurance programs renew on July 1 of each year. At the present time, NAICO expects to renew the reinsurance programs that expire on July 1, 2009.

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

     Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. During 2006, 2007 and 2008, NAICO incurred charges of $97,000, $356,000 and $166,000, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

     The effect of reinsurance on premiums written and earned was as follows:


                              2006                     2007                     2008
                    -----------------------  -----------------------  -----------------------
                      WRITTEN      EARNED      WRITTEN      EARNED      WRITTEN      EARNED
                    -----------  ----------  -----------  ----------  -----------  ----------
                                                  (In thousands)
Direct ...........  $  104,037   $ 109,637   $   85,836   $  93,487   $   90,871   $  91,367
Assumed ..........       9,006       5,223       14,245      13,422        7,513       9,680
Ceded ............     (48,254)    (49,156)     (35,649)    (40,724)     (36,072)    (37,020)
                    -----------  ----------  -----------  ----------  -----------  ----------
Net premiums .....  $   64,789   $  65,704   $   64,432   $  66,185   $   62,312   $  64,027
                    ===========  ==========  ===========  ==========  ===========  ==========


     Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $10.2 million, $39.5 million and $28.0 million for 2006, 2007 and 2008, respectively.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     NAICO conducts its business through individual independent insurance agencies and underwriting managers. NAICO requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums or other policy related obligations. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 2007 and 2008 were $28.1 million and $26.4 million, respectively. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 2008, NAICO maintained custody of such letters of credit securing these and other transactions totaling approximately $27.2 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements. During 2006, one unaffiliated independent insurance agent produced approximately 12% of NAICO's direct written and assumed premiums. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 2007 and 2008.

     Approximately $32.7 million, or 48% of NAICO's reinsurance recoverables and prepaid reinsurance premiums at December 31, 2008 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. Chandler USA believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

     The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2008.

                                                                                CEDED REINSURANCE
                                                                     NET           PREMIUMS FOR      A.M. BEST
                                                                 REINSURANCE     THE YEAR ENDED       COMPANY
NAME OF REINSURER                                              RECOVERABLE (1)  DECEMBER 31, 2008     RATING
-------------------------------------------------------------  ---------------  ------------------  -----------
                                                                       (Dollars in thousands)
Chandler Insurance .......................................     $        32,102  $          26,596       (2)
Swiss Reinsurance America Corporation ....................              15,999                338        A
Westport Insurance Corporation (3) .......................              13,314                  -        A
Transatlantic Reinsurance Company ........................               2,640              1,987        A
Markel Insurance Company .................................               2,553              1,772        A
                                                               ---------------  ------------------
     Top five reinsurers .................................     $        66,608  $          30,693
                                                               ===============  ==================
     All reinsurers ......................................     $        67,899  $          36,072
                                                               ===============  ==================
Percentage of total represented by top five reinsurers ...                 98%                 85%

-------------------------------------------------------------


(1) Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2008.

(2) Chandler Insurance owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO. Chandler Insurance does not have an A.M. Best Company rating. Although Chandler Insurance is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit. At December 31, 2008, Chandler Insurance had cash and investments, including accrued interest, with a fair value of $32.1 million deposited in a trust account for the benefit of NAICO.

(3) Westport Insurance Corporation and Swiss Reinsurance America Corporation are subsidiaries of Swiss Reinsurance Company.


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

     NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments which is included in accrued taxes and other payables was approximately $903,000 and $853,000 at December 31, 2007 and 2008, respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables which are included in other assets in the amount that it expects to recover of approximately $2,847,000 and $2,732,000 at December 31, 2007 and 2008, respectively. NAICO may receive additional guaranty fund assessments in the future related to insolvent insurance companies. At this time, NAICO is unable to estimate the amount and timing of such assessments.

     At December 31, 2008, Chandler USA's subsidiaries were committed under noncancellable operating and capital leases for certain equipment and office space. Rental payments under these leases were $777,000, $648,000 and $617,000 in 2006, 2007 and 2008, respectively. Future minimum lease payments are as follows:


                                                       (In thousands)
                      2009 ..........................  $         494
                      2010 ..........................            170
                      2011 ..........................             49
                      2012 ..........................             22
                      2013 ..........................              5
                                                       --------------
                                                       $         740
                                                       ==============


     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan
Chase Bank prime, which was 4.25% at December 31, 2008. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

     Chandler USA has guaranteed the obligations of Trust I and Trust II with respect to the Trust I Preferred Securities and the Trust II Preferred Securities. Trust I and Trust II distribute the interest received from Chandler USA on the junior subordinated debentures to the holders of their Trust I Preferred Securities and Trust II Preferred Securities to fulfill their obligations with respect to such securities. Chandler USA guarantees payment of distributions and the redemption price of the trust preferred securities until the securities are redeemed in full. The total redemption price of the trust preferred securities is $20.0 million.

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

     During the second quarter of 2006, CIMI purchased two limited partnership units in Basin Drilling #2 LP for $2,000 and purchased 8% cumulative subordinated debentures in the amount of $500,000. The timing of payment of interest and principal on the debentures is subject to various restrictions contained in the cumulative subordinated debenture note. Interest on the debentures has been paid through September 30, 2008. The purpose of the partnership is to own and operate an oil and gas drilling rig. CIMI financed the purchase with a $500,000 variable rate bank loan. CIMI paid off the balance of this bank loan in December 2007. The partnership is managed by Basin Management, LLC ("BMLLC") who is the General Partner. A director of NAICO and Chandler USA is the Manager for BMLLC, and is also a director of the bank and a significant shareholder of the bank holding company that provided the bank loan described above. During 2008, the drilling rig was stacked due to the current economic environment until it can be re-deployed in the future when economic conditions and the demand for drilling rigs improves. CIMI recorded a reserve for possible loss in the partnership of $252,000 plus accrued interest in the amount of $10,000 as of December 31, 2008.

     During 2008, a director and officer of Chandler USA and two trusts which are affiliated with certain directors and officers of Chandler USA pledged certain capital shares of Chandler Insurance to a bank to secure certain loans made by the bank to these parties. A director of NAICO and Chandler USA is a director of the bank and a significant shareholder of the bank holding company that provided these bank loans.

     Chandler USA leases and has made certain improvements to a rural property in which certain directors and officers of Chandler USA own interests. Under the lease, no cash rental is paid. Chandler USA drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of Chandler USA's subsidiaries. Chandler USA incurred approximately $308,000, $302,000 and $361,000 in expenses associated with this property during 2006, 2007 and 2008, respectively, including $11,000, $3,000 and $4,000 for reimbursement of certain expenses, such as utility and similar expenses, for the years
2006, 2007 and 2008, respectively.

     Chandler USA and Chandler Insurance are parties to an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2007 and 2008, Chandler USA had a receivable of $11.5 million and $11.9 million, respectively, under the Credit Agreement, and Chandler USA earned $733,000, $881,000 and $590,000 in interest income under the Credit Agreement during 2006, 2007 and 2008, respectively.

NOTE 14. SEGMENT INFORMATION

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

     The agency segment accounted for 4.1%, 7.0% and 6.7% of 2006, 2007 and 2008 consolidated revenues before intersegment eliminations, respectively. CIMI is an underwriting manager and wholesaler that offers multiple insurance products for businesses in various industries and political subdivisions. A large portion of certain classes of business produced by CIMI is placed with NAICO. Management evaluates the agency segment's performance on the basis of commission income generated and income before income taxes.

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

     The following table presents a summary of Chandler USA's operating segments for the years ended December 31:


                                                              PROPERTY
                                                                 AND                    INTERSEGMENT      REPORTED
                                                              CASUALTY      AGENCY      ELIMINATIONS      BALANCES
                                                            --------------------------------------------------------
                                                                                 (In thousands)
2006
Revenues from external customers (1) ...................... $     65,888  $        133  $          -  $      66,021
Intersegment revenues .....................................            -         3,150        (3,150)             -
Interest income, net ......................................       10,572            21             -         10,593
Interest expense ..........................................        2,668            22             -          2,690
Segment profit (loss) before income taxes (2) .............        1,819         3,242             -          5,061
Segment assets ............................................      222,004         5,914        (5,146)       222,772
Depreciation and amortization .............................        1,379             -             -          1,379

2007
Revenues from external customers (1) ...................... $     66,753  $      1,348  $          -  $      68,101
Intersegment revenues .....................................           99         3,737        (3,836)             -
Interest income, net ......................................          328            41             -            369
Interest expense ..........................................        2,686            17             -          2,703
Segment profit (loss) before income taxes (2) .............       (2,463)        1,714             -           (749)
Segment assets ............................................      232,482         7,772        (5,887)       234,367
Depreciation and amortization .............................        1,431             -             -          1,431

2008
Revenues from external customers (1) ...................... $     64,532  $      1,564  $          -  $      66,096
Intersegment revenues .....................................           56         3,307        (3,363)             -
Interest income, net ......................................        3,967            27             -          3,994
Interest expense ..........................................        2,569             -             -          2,569
Segment profit (loss) before income taxes (2) .............         (129)        1,333             -          1,204
Segment assets ............................................      232,571         9,555        (7,479)       234,647
Depreciation and amortization .............................        1,555             -             -          1,555

---------------------------------------------------


(1)  Consists of net premiums earned and other income.
(2)  Includes net realized investment gains.


     The following table shows the detail of intersegment eliminations for segment assets shown in the previous table:


                                                             2006      2007      2008
                                                           --------  --------  --------
                                                                  (In thousands)
Segment asset eliminations
  Investment in subsidiaries ............................. $     1   $     1   $     1
  Elimination of intersegment receivables ................   5,145     5,886     7,478
                                                           --------  --------  --------
                                                           $ 5,146   $ 5,887   $ 7,479
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

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
INSURANCE PROGRAM                                               2006        2007       2008
----------------------------------------------------------   ----------  ----------  ----------
                                                                       (In thousands)
NET PREMIUMS EARNED
Standard lines ...........................................   $  54,357   $  62,342   $  61,047
Political subdivisions ...................................       5,253       3,436       2,747
Homeowners ...............................................       5,353           9           -
Surety bonds .............................................         193         186          83
Other (1) ................................................         548         212         150
                                                             ----------  ----------  ----------
                                                             $  65,704   $  66,185   $  64,027
                                                             ==========  ==========  ==========
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard lines ...........................................   $  40,212   $  37,122   $  38,897
Political subdivisions ...................................       2,693       1,584       1,860
Homeowners ...............................................       2,515         (48)         34
Surety bonds .............................................        (152)      2,082         (43)
Other (1) ................................................         205         653         192
                                                             ----------  ----------  ----------
                                                             $  45,473   $  41,393   $  40,940
                                                             ==========  ==========  ==========

--------------------------


(1)  This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.


NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the unaudited quarterly operating results during 2007 and 2008 follows:

                                                        First    Second     Third    Fourth    Total
                                                       quarter   quarter   quarter   quarter    year
                                                      --------- --------- --------- --------- --------
2007
-----------------------------------------------------
Net premiums earned ................................  $ 17,020  $ 15,870  $ 16,510  $ 16,785  $66,185
Investment income, net .............................     1,372     1,108     1,166    (3,277)     369
Realized investment gains, net .....................        35        26        34       119      214
Income (loss) before income taxes ..................     1,445     1,062       921    (4,177)    (749)
Net income (loss) ..................................       914       668       514    (2,758)    (662)

2008
-----------------------------------------------------
Net premiums earned ................................  $ 17,510  $ 15,243  $ 15,691  $ 15,583  $64,027
Investment income, net .............................     1,078     1,005       987       924    3,994
Realized investment gains, net .....................         -         4        91         -       95
Income (loss) before income taxes ..................     1,009     1,418      (738)     (485)   1,204
Net income (loss) ..................................       616       850      (563)     (378)     525




     Net investment income included a decrease of a prejudgment interest accrual on a favorable jury verdict in civil litigation regarding certain surety bond claims of $4.5 million in the fourth quarter of 2007, based on a final judgment entered by the court. See Note 11 for more information related to this litigation.


                                     *   *   *   *   *   *   *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholder of Chandler (U.S.A.), Inc.:

We have audited the consolidated balance sheets of Chandler (U.S.A.), Inc. and subsidiaries ("Chandler USA") as of December 31, 2007 and 2008, and the related consolidated statements of operations, comprehensive income, cash flows and shareholder's equity for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules of Chandler USA listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of Chandler USA's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. Tullius Taylor Sartain & Sartain LLP audited the financial statements of Chandler (U.S.A.), Inc. as of and for each of the two years in the period ended December 31, 2007, and merged with Hogan & Slovacek, P.C. to form HoganTaylor LLP effective January 7, 2009.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as valuating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chandler USA as of December 31, 2007 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to examine management's assertion about the effectiveness of Chandler USA's internal control over financial reporting as of December 31, 2008 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.



/s/ HoganTaylor LLP
HoganTaylor LLP
Tulsa, Oklahoma
March 25, 2009

                                                                  SCHEDULE I


                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                     SUMMARY OF INVESTMENTS - OTHER
                   THAN INVESTMENTS IN RELATED PARTIES
                         AS OF DECEMBER 31, 2008

                             (In thousands)


                                                                               AMOUNT AT WHICH
                                                                                SHOWN IN THE
TYPE OF INVESTMENT                                       COST      FAIR VALUE   BALANCE SHEET
---------------------------------------------------  ------------  ----------  ---------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies ............  $     39,151  $   41,500  $        41,500
Corporate obligations .............................        29,558      29,485           29,485
Public utilities ..................................         3,108       2,976            2,976
Obligations of states and political subdivisions ..         3,197       3,135            3,135
                                                     ------------  ----------  ---------------
                                                           75,014      77,096           77,096

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock ...................................             -          76               76

Short-term investments ............................         5,853       5,865            5,865
                                                     ------------  ----------  ---------------
  Total investments ...............................  $     80,867  $   83,037  $        83,037
                                                     ============  ==========  ===============


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE II

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER (U.S.A.), INC.
                         (PARENT COMPANY ONLY)

                            BALANCE SHEETS

                  (In thousands except share amounts)

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                        2007       2008
                                                                     ---------- ----------
ASSETS

Property and equipment, net .......................................  $   1,021  $     935
Amounts due from related parties ..................................     11,506     11,869
Other assets ......................................................      2,561      1,678
Investment in subsidiaries, net ...................................     61,562     64,082
                                                                     ---------- ----------
Total assets ......................................................  $  76,650  $  78,564
                                                                     ========== ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
  Accrued taxes and other payables ................................  $   2,169  $   2,009
  Amounts due to subsidiaries .....................................      3,278      3,591
  Debentures ......................................................      6,979      6,979
  Junior subordinated debentures issued to affiliated trusts ......     20,620     20,620
                                                                     ---------- ----------
Total liabilities .................................................     33,046     33,199
                                                                     ---------- ----------
Shareholder's equity

  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ...........................          2          2
  Paid-in surplus .................................................     60,584     60,584
  Accumulated deficit .............................................    (17,179)   (16,654)
  Accumulated other comprehensive income:
  Unrealized gain on investments held by subsidiary and available
    for sale, net of deferred income taxes ........................        197      1,433
                                                                     ---------- ----------
Total shareholder's equity ........................................     43,604     45,365
                                                                     ---------- ----------
Total liabilities and shareholder's equity ........................  $  76,650  $  78,564
                                                                     ========== ==========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE II

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER (U.S.A.), INC.
                         (PARENT COMPANY ONLY)

                       STATEMENTS OF OPERATIONS

                            (In thousands)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2006        2007       2008
                                                             ----------  ----------  ----------
Revenues
  Investment income, net ..................................  $       4   $       8   $       1
  Interest income, net from related parties ...............        792         941         647
  Other income ............................................      1,334       1,020         830
                                                             ----------  ----------  ----------
    Total revenues ........................................      2,130       1,969       1,478
                                                             ----------  ----------  ----------
Operating costs and expenses
  General and administrative expenses .....................      3,116       3,587       2,949
  Interest expense ........................................      2,649       2,665       2,544
                                                             ----------  ----------  ----------
    Total operating costs and expenses ....................      5,765       6,252       5,493
                                                             ----------  ----------  ----------
Loss before income tax benefit ............................     (3,635)     (4,283)     (4,015)
Federal income tax benefit ................................      1,606       1,430       1,205
                                                             ----------  ----------  ----------
Net loss before equity in net
  income of subsidiaries ..................................     (2,029)     (2,853)     (2,810)
Equity in net income of subsidiaries ......................      5,425       2,191       3,335
                                                             ----------  ----------  ----------
Net income (loss) .........................................  $   3,396   $    (662)  $     525
                                                             ==========  ==========  ==========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE II

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER (U.S.A.), INC.
                         (PARENT COMPANY ONLY)

                       STATEMENTS OF CASH FLOWS

                            (In thousands)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2006        2007       2008
                                                             ----------  ----------  ----------
Operating activities
 Net income (loss) ......................................... $   3,396   $    (662)  $     525
 Add (deduct):
  Adjustments to reconcile net income (loss) to cash
   provided by (applied to) operating activities:
  Net income of subsidiaries not distributed to parent .....    (5,425)     (2,191)     (3,335)
  Net (gain) loss on sale of property and equipment ........         8          (6)         10
  Amortization and depreciation ............................       218         243         265
  Net change in non-cash balances relating to
   operating activities:
   Amounts due from subsidiaries ...........................       148           -           -
   Other assets ............................................       809       1,059         827
   Accrued taxes and other payables ........................      (162)        277        (160)
   Amounts due to subsidiaries .............................     1,306       1,973         313
                                                             ----------  ----------  ----------
  Cash provided by (applied to) operating activities .......       298         693      (1,555)
                                                             ----------  ----------  ----------

Investing activities
 Cost of property and equipment purchased ..................      (145)       (420)       (267)
 Proceeds from sale of property and equipment ..............        45          49         135
                                                             ----------  ----------  ----------
  Cash applied to investing activities .....................      (100)       (371)       (132)
                                                             ----------  ----------  ----------
Financing activities
 Shareholder dividend from subsidiaries ....................         -       1,600       2,050
 Payments and loans from related parties ...................     1,747       2,164       2,639
 Payments and loans to related parties .....................    (1,971)     (4,086)     (3,002)
                                                             ----------  ----------  ----------
  Cash provided by (applied to) financing activities .......      (224)       (322)      1,687
                                                             ----------  ----------  ----------
Decrease in cash ...........................................       (26)          -           -
Cash at beginning of year ..................................        26           -           -
                                                             ----------  ----------  ----------
Cash at end of year ........................................ $       -   $       -  $        -
                                                             ==========  ========== ===========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE III

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INSURANCE INFORMATION

                              (In thousands)



                                        FUTURE
                                        POLICY                                                       AMORTI-
                                       BENEFITS,            OTHER                          CLAIMS,   ZATION OF               NET
                            DEFERRED    LOSSES,             POLICY                         LOSSES    DEFERRED             PREMIUMS
                             POLICY     CLAIMS            CLAIMS AND             NET        AND       POLICY     OTHER    WRITTEN
                           ACQUISITION AND LOSS  UNEARNED  BENEFITS   PREMIUM  INTEREST  SETTLEMENT ACQUISITION OPERATING   AND
                              COSTS    EXPENSES  PREMIUMS   PAYABLE   REVENUE   INCOME    EXPENSES     COSTS    EXPENSES  ASSUMED
                           ----------- --------- -------- ---------- --------- --------- ---------- ----------- --------- --------
DECEMBER 31, 2006
Property and casualty ...  $       845 $  83,253 $ 53,217 $    7,663 $  65,704 $  10,572 $   45,743 $    11,666 $  15,097 $ 64,789
Agency ..................            -         -        -          -         -        21          -           -        62        -
                           ----------- --------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total ...................  $       845 $  83,253 $ 53,217 $    7,663 $  65,704 $  10,593 $   45,473 $    11,666 $  15,159 $ 64,789
                           =========== ========= ======== ========== ========= ========= ========== =========== ========= ========

DECEMBER 31, 2007
Property and casualty ...  $     1,118 $ 100,590 $ 46,389 $    7,947 $  66,185 $     328 $   41,393 $    10,823 $  13,805 $ 64,432
Agency ..................            -         -        -          -         -        41          -       1,724     1,688        -
                           ----------- --------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total ...................  $     1,118 $ 100,590 $ 46,389 $    7,947 $  66,185 $     369 $   41,393 $    12,547 $  15,493 $ 64,432
                           =========== ========= ======== ========== ========= ========= ========== =========== ========= ========

DECEMBER 31, 2008
Property and casualty ...  $     1,304 $ 101,459 $ 43,725 $    7,820 $  64,027 $   3,967 $   40,940 $    10,573 $  13,903 $ 62,312
Agency ..................            -         -        -          -         -        27          -       1,775     1,790        -
                           ----------- --------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total ...................  $     1,304 $ 101,459 $ 43,725 $    7,820 $  64,027 $   3,994 $   40,940 $    12,348 $  15,693 $ 62,312
                           =========== ========= ======== ========== ========= ========= ========== =========== ========= ========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE IV

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                               REINSURANCE

                         (Dollars in thousands)


                                                                 ASSUMED                  PERCENTAGE
                                                CEDED TO          FROM                    OF AMOUNT
                                    GROSS        OTHER            OTHER        NET         ASSUMED
                                    AMOUNT      COMPANIES       COMPANIES     AMOUNT        TO NET
                                 ------------  ------------  ------------  ------------  ------------
Year ended December 31, 2006
  Property and casualty ......  $    104,037   $   (48,254)  $     9,006   $    64,789         13.90%
                                 ============  ============  ============  ============  ============

Year ended December 31, 2007
  Property and casualty ......  $     85,836   $   (35,649)  $    14,245   $    64,432         22.11%
                                 ============  ============  ============  ============  ============

Year ended December 31, 2008
  Property and casualty ......  $     90,871   $   (36,072)  $     7,513   $    62,312         12.06%
                                 ============  ============  ============  ============  ============


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE V

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                    VALUATION AND QUALIFYING ACCOUNTS

                             (In thousands)


                                               BALANCE AT        PROVISION                            BALANCE
                                                BEGINNING           FOR                               AT END
                                                OF PERIOD      NON-COLLECTION      WRITE-OFFS        OF PERIOD
                                            ----------------  ----------------  ----------------  ---------------
Allowance for non-collection of
     premiums receivable:
          2006 ...........................  $           223   $            73   $          (126)  $          170
                                            ================  ================  ================  ===============
          2007 ...........................  $           170   $            19   $           (55)  $          134
                                            ================  ================  ================  ===============
          2008 ...........................  $           134   $            30   $           (26)  $          138
                                            ================  ================  ================  ===============

Allowance for non-collection of reinsurance
     recoverables on paid and unpaid losses:
          2006 ...........................  $           174   $            97   $          (141)  $          130
                                            ================  ================  ================  ===============
          2007 ...........................  $           130   $           356   $          (247)  $          239
                                            ================  ================  ================  ===============
          2008 ...........................  $           239   $           166   $          (174)  $          231
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

                                                                  SCHEDULE VI

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                        SUPPLEMENTAL INFORMATION

              (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

                              (In thousands)


                                               DISCOUNT       PAID LOSSES AND
                                               DEDUCTED       LOSS ADJUSTMENT
                                             FROM RESERVES       EXPENSES
                                            ---------------  ----------------
Year ended December 31, 2006
     Property-casualty ...................  $             -  $         43,941
                                            ===============  =================
Year ended December 31, 2007
     Property-casualty ...................  $             -  $         37,608
                                            ===============  =================
Year ended December 31, 2008
     Property-casualty ...................  $             -  $         37,738
                                            ===============  =================


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                 INDEX TO EXHIBITS
                                 -----------------

Exhibit No.
-----------

    21.1     Subsidiaries of the registrant.
    31.1     Rule 13a-14(a)/15d-14(a) Certifications.
    32.1     Section 1350 Certifications.