Form 10-Q
period 2009-03-31
CHANDLER USA INC
filed 2009-05-12
CIK 1083750

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant
was required to submit and post such files).  YES     NO
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

   	The number of common shares, $1.00 par value, of the registrant outstanding on April 30, 2009 was 2,484, which are owned by Chandler Insurance Company, Ltd.

-------------------------------------------------------------------------------

                                                                      Page i

                            CHANDLER (U.S.A.), INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS:
--------------------------------
    Consolidated Balance Sheets as of March 31, 2009 (unaudited)
      and December 31, 2008 ..................................................1

    Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited) ..............................2

    Consolidated Statements of Comprehensive Income for the three months ended March 31, 2009 and 2008 (unaudited) .......................3

    Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited) ..............................4

    Notes to Interim Consolidated Financial Statements (unaudited) ...........5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS ............................................10
           ---------------------

ITEM 4T. CONTROLS AND PROCEDURES ............................................15
--------------------------------

PART II - OTHER INFORMATION
---------------------------
Item 1.    Legal Proceedings ................................................15

Item 1A.   Risk Factors .....................................................15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ......15

Item 3.    Defaults Upon Senior Securities ..................................15

Item 4.    Submission of Matters to a Vote of Security Holders ..............15

Item 5.    Other Information ................................................15

Item 6.    Exhibits .........................................................15

Signatures ..................................................................16

                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)

                                                                                          March 31,   December 31,
                                                                                            2009          2008
                                                                                        ------------  ------------
                                                                                         (Unaudited)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $39,264 and $34,243 in 2009 and 2008, respectively) ...... $    40,195   $    35,397
  Unrestricted (amortized cost $44,044 and $40,771 in 2009 and 2008, respectively) ....      44,541        41,699
 Equity securities available for sale, at fair value (cost $0 in 2009 and 2008) .......          76            76
 Short-term investments at fair value (amortized cost $4,996 and $5,853
  in 2009 and 2008, respectively) .....................................................       5,002         5,865
                                                                                        ------------  ------------

Total investments ....................................................................       89,814        83,037
Cash and cash equivalents ($421 and $118 restricted in 2009 and 2008, respectively) ..       16,498        20,636
Accrued investment income ............................................................          931         1,018
Premiums receivable, less allowance for non-collection
 of $157 and $138 at 2009 and 2008, respectively .....................................       24,295        26,405
Reinsurance recoverable on paid losses ...............................................          319           423
Reinsurance recoverable on unpaid losses, less allowance for non-collection
 of $310 and $231 at 2009 and 2008, respectively .....................................       34,391        32,492
Reinsurance recoverable on unpaid losses from related parties ........................       20,124        19,899
Prepaid reinsurance premiums .........................................................        3,088         2,882
Prepaid reinsurance premiums to related parties ......................................       12,539        12,203
Deferred policy acquisition costs ....................................................        1,393         1,304
Property and equipment, net ..........................................................        7,680         7,849
Amounts due from related parties .....................................................       12,031        11,869
State insurance licenses, net ........................................................        3,745         3,745
Other assets .........................................................................       10,690        10,885
                                                                                        ------------  ------------
Total assets .........................................................................  $   237,538   $   234,647
                                                                                        ============  ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses ..........................................  $   104,037   $   101,459
 Unearned premiums ...................................................................       45,041        43,725
 Policyholder deposits ...............................................................        6,952         7,820
 Accrued taxes and other payables ....................................................        5,657         6,017
 Premiums payable ....................................................................        1,990         2,440
 Premiums payable to related parties .................................................          263           222
 Debentures ..........................................................................        6,979         6,979
 Junior subordinated debentures issued to affiliated trusts ..........................       20,620        20,620
                                                                                        ------------  ------------
  Total liabilities ..................................................................      191,539       189,282
                                                                                        ------------  ------------

Shareholder's equity

 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ................................................            2             2
 Paid-in surplus .....................................................................       60,584        60,584
 Accumulated deficit .................................................................      (15,583)      (16,654)
 Accumulated other comprehensive income:
  Unrealized gain on investments available for sale, net of deferred income taxes ....          996         1,433
                                                                                        ------------  ------------
  Total shareholder's equity .........................................................       45,999        45,365
                                                                                        ------------  ------------
Total liabilities and shareholder's equity ...........................................  $   237,538   $   234,647
                                                                                        ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                                                                      PAGE 2
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                    Three months ended March 31,
                                                                  --------------------------------
                                                                       2009               2008
                                                                  -------------      -------------
Premiums and other revenues
  Direct premiums written and assumed ........................... $     24,854        $    30,203
  Reinsurance premiums ceded ....................................       (2,542)            (2,724)
  Reinsurance premiums ceded to related parties .................       (6,670)            (8,205)
                                                                  -------------      -------------
    Net premiums written and assumed ............................       15,642             19,274
  Increase in unearned premiums .................................         (773)            (1,764)
                                                                  -------------      -------------

    Net premiums earned .........................................       14,869             17,510

Interest income, net ............................................          761                890
Interest income, net from related parties .......................          106                188
Realized investment gains, net ..................................          384                  -
Other income ....................................................          443                412
                                                                  -------------      -------------

    Total premiums and other revenues ...........................       16,563             19,000
                                                                  -------------      -------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $3,525 and $4,055 in
    2009 and 2008, respectively .................................        8,262             10,936
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,536 and $3,120 in
    2009 and 2008, respectively .................................        2,916              3,243
  General and administrative expenses ...........................        3,105              3,160
  Interest expense ..............................................          598                652
                                                                  -------------      -------------
    Total operating costs and expenses ..........................       14,881             17,991
                                                                  -------------      -------------

Income before income taxes ......................................        1,682              1,009
Federal income tax provision ....................................         (611)              (393)
                                                                  -------------      -------------

  Net income .................................................... $      1,071       $        616
                                                                  =============      =============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                  Three months ended March 31,
                                                                --------------------------------
                                                                    2009                2008
                                                                -------------       ------------
Net income ...................................................  $      1,071        $       616
                                                                -------------       ------------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ..          (278)             1,268
    Less:  Reclassification adjustment for gains included
      in net income ..........................................          (384)                 -
                                                                -------------       ------------

Other comprehensive income (loss), before income tax .........          (662)             1,268

Income tax benefit (provision) related to items of other
  comprehensive income (loss) ................................           225               (431)
                                                                -------------       ------------
Other comprehensive income (loss), net of income tax .........          (437)               837
                                                                -------------       ------------
Comprehensive income .........................................  $        634        $     1,453
                                                                =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                               Three months ended March 31,
                                                                              ------------------------------
                                                                                  2009              2008
                                                                              ------------      ------------
OPERATING ACTIVITIES
Net income .................................................................. $     1,071       $       616
 Add (deduct):
 Adjustments to reconcile net income to cash provided by
    operating activities:
    Realized investment gains, net ..........................................        (384)                -
    Net (gains) losses on sale of property and equipment ....................           6                (2)
    Amortization and depreciation expense ...................................         393               364
    Provision for non-collection of premiums ................................          15                15
    Provision for non-collection of reinsurance recoverables ................         112               127
    Provision for impairment of investment ..................................          10                 -
    Net change in non-cash balances relating to operating activities:
      Accrued investment income .............................................          87                43
      Premiums receivable ...................................................       2,095            (2,704)
      Reinsurance recoverable on paid losses ................................          71               (10)
      Reinsurance recoverable on unpaid losses ..............................      (1,978)           (1,559)
      Reinsurance recoverable on unpaid losses from related parties .........        (225)             (969)
      Prepaid reinsurance premiums ..........................................        (206)             (321)
      Prepaid reinsurance premiums to related parties .......................        (336)             (756)
      Deferred policy acquisition costs .....................................         (89)             (162)
      Other assets ..........................................................         396               749
      Unpaid losses and loss adjustment expenses ............................       2,578             5,141
      Unearned premiums .....................................................       1,316             2,841
      Policyholder deposits .................................................        (868)             (820)
      Accrued taxes and other payables ......................................        (360)              265
      Premiums payable ......................................................        (450)             (185)
      Premiums payable to related parties ...................................          41               603
                                                                              ------------      ------------
    Cash provided by operating activities ...................................       3,295             3,276
                                                                              ------------      ------------

INVESTING ACTIVITIES
  Short-term investments:
    Purchases ...............................................................         (95)             (285)
    Maturities ..............................................................         950               380
  Unrestricted fixed maturities available for sale:
    Purchases ...............................................................     (16,402)           (8,507)
    Sales ...................................................................       6,616                 -
    Maturities ..............................................................       1,715             1,250
  Cost of property and equipment purchased ..................................         (71)             (129)
  Proceeds from sale of property and equipment ..............................          16                33
                                                                              ------------      ------------
    Cash applied to investing activities ....................................      (7,271)           (7,258)
                                                                              ------------      ------------

FINANCING ACTIVITIES
  Payments and loans from related parties ...................................         403               493
  Payments and loans to related parties .....................................        (565)             (174)
                                                                              ------------      ------------
    Cash provided by (applied to) investing activities ......................        (162)              319
                                                                              ------------      ------------
Decrease in cash and cash equivalents during the period .....................      (4,138)           (3,663)
Cash and cash equivalents at beginning of period ............................      20,636            32,956
                                                                              ------------      ------------
Cash and cash equivalents at end of period .................................. $    16,498       $    29,293
                                                                              ============      ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year.

     The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries that meet consolidation requirements including National American Insurance Company ("NAICO") and Chandler Insurance Managers, Inc. ("CIMI").

NOTE 2.  SEGMENT INFORMATION

     Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold. The following table presents a summary of Chandler USA's operating segments for the three month periods ended March 31, 2009 and 2008:

                                          Property
                                            and
                                          casualty                   Intersegment    Reported
                                          insurance       Agency     eliminations    balances
                                         ------------  ------------  ------------  ------------
                                                             (In thousands)
THREE MONTHS ENDED MARCH 31, 2009
Revenues from external customers (1) ... $    15,014   $       298   $         -   $    15,312
Intersegment revenues ..................          29           803          (832)            -
Segment profit before income taxes (2)..       1,444           238             -         1,682
Segment assets .........................     236,678         8,690        (7,830)      237,538

THREE MONTHS ENDED MARCH 31, 2008
Revenues from external customers (1) ... $    17,596   $       326   $         -   $    17,922
Intersegment revenues ..................          11           996        (1,007)            -
Segment profit before income taxes (2)..         506           503             -         1,009
Segment assets .........................     242,201         8,375        (6,911)      243,665

------------------------------------------


(1)  Consists of net premiums earned and other income.
(2)  Includes net realized investment gains.


     Net premiums earned and losses and loss adjustment expenses within the property and casualty insurance segment can be identified to Chandler USA designated insurance programs and to each line of insurance. Chandler USA's chief operating decision makers review net premiums earned and losses and loss adjustment expenses in assessing the performance of the insurance programs and lines of business. In addition, Chandler USA's chief operating decision makers consider many other factors such as the lines of business offered within each insurance program and the states in which the insurance programs are offered. Certain discrete financial information is not readily available by insurance programs or lines of insurance, including assets, interest income, and investment gains or losses, allocated to each insurance program or line of insurance. Chandler USA does not consider its insurance programs or lines of insurance to be reportable segments, however, the following supplemental information pertaining to net premiums earned and losses and loss adjustment expenses is presented by insurance program and line of insurance for the property and casualty insurance segment.

                                             THREE MONTHS ENDED MARCH 31,
                                           --------------------------------
                                               2009                2008
                                           ------------        ------------
                                                    (In thousands)
INSURANCE PROGRAM:
-----------------------------------------
  NET PREMIUMS EARNED
  Standard lines ........................  $    14,172         $    16,736
  Political subdivisions ................          644                 700
  Other .................................           53                  74
                                           ------------        ------------
  TOTAL .................................  $    14,869         $    17,510
                                           ============        ============

  LOSSES AND LOSS ADJUSTMENT EXPENSES
  Standard lines ........................  $     7,702         $    10,429
  Political subdivisions ................          409                 436
  Other .................................          151                  71
                                           ------------        ------------
  TOTAL .................................  $     8,262         $    10,936
                                           ============        ============

                                             THREE MONTHS ENDED MARCH 31,
                                           --------------------------------
                                               2009                2008
                                           ------------        ------------
                                                    (In thousands)
LINES OF INSURANCE:
-----------------------------------------
  NET PREMIUMS EARNED
  Automobile liability ..................  $     4,750         $     6,764
  Workers compensation ..................        5,130               5,371
  Other liability .......................        3,364               4,055
  Automobile physical damage ............        1,603               1,248
  Other .................................           22                  72
                                           ------------        ------------
  TOTAL .................................  $    14,869         $    17,510
                                           ============        ============

  LOSSES AND LOSS ADJUSTMENT EXPENSES
  Automobile liability ..................  $     3,774         $     5,149
  Workers compensation ..................        2,408               3,503
  Other liability .......................        1,406               1,547
  Automobile physical damage ............          676                 715
  Other .................................           (2)                 22
                                           ------------        ------------
  TOTAL .................................  $     8,262         $    10,936
                                           ============        ============


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 4.25% at March 31, 2009. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

     Chandler USA has guaranteed the obligations of Chandler Capital Trust I and Chandler Capital Trust II (the "Capital Trusts") with respect to the trust preferred securities they have outstanding. The Capital Trusts distribute the interest received from Chandler USA on the junior subordinated debentures to the holders of the trust preferred securities to fulfill their obligations with respect to such securities. The Capital Trusts are wholly owned non-consolidated subsidiaries of Chandler USA. Chandler USA guarantees payment of distributions and the redemption price of the trust preferred securities until the securities are redeemed in full. The total redemption price of the trust preferred securities is $20.0 million.

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

     In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. Chandler USA has adopted SFAS No. 161 as of January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on its consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. Chandler USA does not issue financial guarantee insurance contracts. Chandler USA has adopted the SFAS No. 163 as of January 1, 2009. The adoption of SFAS No. 163 did not have any impact on its consolidated financial statements.

     In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". FSP No. FAS 107-1 and APB 28-1 expands existing disclosures regarding fair value of financial instruments required in annual reports to interim periods. The disclosures required by FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Chandler USA will adopt FSP No. 107-1 and APB 28-1 on June 30, 2009. Chandler USA does not expect the adoption of FSP No. FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

     In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009. Chandler USA will adopt FSP No. FAS 157-4 on June 30, 2009. Chandler USA does not expect the adoption of FSP No. FAS 157-4 to have a material impact on its consolidated financial statements.

     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". FSP No. FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. Chandler USA will adopt FSP No. FAS 115-2 and FAS 124-2 on June 30, 2009. Chandler USA does not expect the adoption of FSP No. FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

     The following table presents information about Chandler USA's assets measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. Substantially all of the prices of fixed maturities, equity securities and short-term investments that are valued as Level 1 or Level 2 in the fair value hierarchy are received from independent pricing services utilized by our investment custodians. No liabilities were measured at fair value at March 31, 2009.


                                                           Fair value measurements at March 31, 2009
                                            ----------------------------------------------------------------------
                                              Quoted prices      Significant
                                                in active          other         Significant
                                              markets for        observable     unobservable
                                            identical assets       inputs          inputs             Total
   Description                                   (Level 1)        (Level 2)       (Level 3)         fair value
------------------------------------------  ----------------  ----------------  ----------------  ----------------
                                                                        (In thousands)
   Fixed maturities available for sale ...  $             -   $        84,736   $             -   $        84,736
   Equity securities available for sale ..                -                 -                76                76
   Short-term investments ................                -             5,002                 -             5,002
                                            ----------------  ----------------  ----------------  ----------------
   Total .................................  $             -   $        89,738   $            76   $        89,814
                                            ================  ================  ================  ================


     Prices for fixed maturities available for sale and short-term investments were provided by various custodians that hold such assets on behalf of Chandler USA. The custodians utilize independent pricing services to determine prices for these assets. Management reviews the prices provided but does not conduct an independent validation of the prices. Any fixed maturities that are not held by a custodian are priced using non-binding broker quotations. Total assets priced from broker quotations totaled $386,000 at March 31, 2009, or 0.4% of total Level 2 assets.

     At March 31, 2009, Chandler USA's equity securities which were measured at fair value using Level 3 inputs consisted of common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. The fair value of this stock was based upon an analytically determined valuation from an independent rating organization. The following table presents additional information about assets measured at fair value using Level 3 inputs for the quarter ended March 31, 2009.

     Fair value measurements using significant         Quarter ended
     unobservable inputs (Level 3)                     March 31, 2009
   -------------------------------------------------  ----------------
                                                       (In thousands)
     Beginning balance .............................  $            76
       Total realized and unrealized gains (losses):
         Included in earnings ......................                -
         Included in other comprehensive income ....                -
       Purchases, issuances and settlements ........                -
       Transfers in and/or out of Level 3 ..........                -
                                                      ----------------
     Ending balance ................................  $            76
                                                      ================


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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance for the three month periods ended March 31, 2009 and 2008:


                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED MARCH 31,           2009           2008           2009           2008
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   INSURANCE PROGRAMS:
   Standard lines ................... $    22,492    $    26,208    $    14,172    $    16,736
   Political subdivisions ...........         987          1,066            644            700
   Other ............................          60             88             53             74
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    23,539    $    27,362    $    14,869    $    17,510
                                      ============   ============   ============   ============

   LINES OF INSURANCE:
   Automobile liability ............. $     6,899    $     9,721    $     4,750    $     6,764
   Workers compensation .............       7,843          8,250          5,130          5,371
   Other liability ..................       6,401          7,458          3,364          4,055
   Automobile physical damage .......       2,363          1,832          1,603          1,248
   Other ............................          33            101             22             72
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    23,539    $    27,362    $    14,869    $    17,510
                                      ============   ============   ============   ============


     Gross premiums earned in the first quarter of 2009 decreased $3.8 million or 14% compared to the first quarter of 2008. Net premiums earned decreased
$2.6 million or 15% in the first quarter of 2009 compared to the first quarter of 2008.

     Gross premiums earned in the standard lines program decreased $3.7 million or 14% in the first quarter of 2009 compared to the first quarter of 2008. Gross premiums earned from trucking accounts in this program decreased $2.6 million in the first quarter of 2009. Gross premiums earned for automobile liability decreased $2.8 million in the first quarter of 2009, and other liability and workers compensation gross premiums earned decreased $1.1 million and $407,000 in the 2009 quarter, respectively. Gross premiums earned for automobile physical damage increased $531,000 in the first quarter of 2009.
Net premiums earned decreased $2.6 million or 15% in the first quarter of 2009 versus the first quarter of 2008, due to the decrease in gross earned premiums.

     Gross premiums earned in the political subdivisions program decreased $79,000 or 7% in the first quarter of 2009 compared to the first quarter of 2008. Net premiums earned in the political subdivisions program decreased $56,000 or 8% in the first quarter of 2009 versus the first quarter of 2008.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At March 31, 2009, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate and tax exempt bonds and certificates of deposit insured by the FDIC, with approximately 16% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net investment income, excluding interest income from related parties decreased $129,000 or 14% in the first quarter of 2009 versus the first quarter of 2008 due primarily to lower interest rates. Cash and invested assets were $106.3 million at March 31, 2009 compared to $103.7 million at December 31, 2008 and $101.8 million at March 31, 2008. Net interest income from related parties was $106,000 in the first quarter of 2009 compared to $188,000 in the first quarter of 2008. The decrease in the 2009 quarter was due to lower interest rates.

     Net realized investment gains were $384,000 in the first quarter of 2009. The realized gains resulted from sales of fixed maturities available for sale in the amount of $6.6 million. There were no net realized investment gains in the first quarter of 2008.

OTHER INCOME

     Other income was $443,000 in the first quarter of 2009 and increased $31,000 or 8% compared to the first quarter of 2008.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 55.6% for the first quarter of 2009 versus 62.5% in the first quarter of 2008. During the first quarter of 2009, NAICO experienced redundant loss reserve development totaling $330,000 which decreased the 2009 loss ratio by 2.2 percentage points. The redundant loss reserve development in the first quarter of 2009 resulted primarily from certain recoveries on claims in the 1998 and 1999 accident years. During 2008, loss development was $181,000 which increased the 2008 loss ratio by 1.0 percentage point. Weather-related losses from wind and hail were not significant in the first quarter of 2009 or 2008.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three month periods ended March 31, 2009 and 2008:


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2009            2008
                                                    ------------    ------------
                                                           (In thousands)
      Commissions expense ......................... $     3,683     $     4,325
      Other premium related assessments ...........         267             308
      Premium taxes ...............................         455             577
      Excise taxes ................................          67              82
      Other expense ...............................         126             148
                                                    ------------    ------------
      Total direct expenses .......................       4,598           5,440
      Indirect underwriting expenses ..............       1,430           1,575
      Commissions received from reinsurers ........      (3,023)         (3,610)
      Adjustment for deferred acquisition costs ...         (89)           (162)
                                                    ------------    ------------
      Net policy acquisition costs ................ $     2,916     $     3,243
                                                    ============    ============


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 24.3% for the first quarter of 2009 versus 23.2% for the first quarter of 2008 and 24.6% for the year ended December 31, 2008. Commissions expense as a percentage of gross written and assumed premiums was 14.8% for the first quarter of 2009 versus 14.3% for the first quarter of 2008 and the year ended December 31, 2008.

     Indirect underwriting expenses decreased $145,000 in the first quarter of 2009 compared to the first quarter of 2008, and were 5.8% and 5.2% of total direct written and assumed premiums in the three month periods ended March 31, 2009 and 2008, respectively. Indirect expenses were 6.4% of total direct written and assumed premiums in the year ended December 31, 2008. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers decreased $587,000 in the first quarter of 2009 compared to the year-ago quarter due primarily to the decrease in reinsurance premiums ceded in the 2009 quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 12.9% of gross premiums earned and other income in the first quarter of 2009 versus 11.4% in the 2008 quarter and 12.7% in the year ended December 31, 2008. General and administrative expenses decreased $55,000 or 2% in the first quarter of 2009 compared to the 2008 quarter. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense was $598,000 in the first quarter of 2009 compared to $652,000 in the first quarter of 2008. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The decrease in the 2009 period was due primarily to lower interest rates during 2009, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 2009, Chandler USA provided $3.3 million in cash from operations. Unpaid losses and loss adjustment expenses increased $2.6 million, premiums receivable decreased $2.1 million and unearned premiums increased $1.3 million during the first quarter of 2009. These were partially offset by an increase in reinsurance recoverable on unpaid losses and loss adjustment expenses of $2.2 million. In the first quarter of 2008, Chandler USA provided $3.3 million in cash from operations. Unpaid losses and loss adjustment expenses increased $5.1 million and unearned premiums increased $2.8 million during the first quarter of 2008, but these increases were partially offset by increases in premiums receivable of $2.7 million, reinsurance recoverable on unpaid losses of $2.5 million and prepaid reinsurance premiums of $1.1 million.

     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. At March 31, 2009, the total amount of cash and securities restricted as a result of these arrangements was $40.6 million which was an increase of $5.1 million from December 31, 2008. This increase was due to an increase in the amount of reinsurance that NAICO assumed during 2008 and 2009.

     At March 31, 2009, Chandler USA's parent company, Chandler Insurance Company, Ltd., owed approximately $12.0 million to Chandler USA versus
$11.9 million at December 31, 2008 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 4.25% at March 31, 2009. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     As of December 31, 2008, NAICO had statutory earned surplus of $13.4 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2009 without the approval of the Oklahoma Department of Insurance is $5.1 million. NAICO paid cash shareholder dividends to Chandler USA totaling $500,000 during the first quarter of 2009. During 2008, NAICO paid cash shareholder dividends to Chandler USA totaling $2.1 million.

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

     On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby. NAICO has appealed to the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts.

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

Item 1A.   RISK FACTORS
           ------------
           There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
           -----------------------------------------------------------
           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------
           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------
           Effective May 12, 2009, Chandler USA's sole shareholder, Chandler Insurance, re-elected the following individuals to serve on Chandler USA's Board of Directors:

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


Date:  May 12, 2009                CHANDLER (U.S.A.), INC.

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