Form 10-Q
period 2009-06-30
CHANDLER USA INC
filed 2009-08-12
CIK 1083750

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer  	                     Accelerated filer
                         --                                           --
Non-accelerated filer  X  (Do not check if a smaller reporting company)
                      ---
   Smaller reporting company
                              --

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    YES     NO  X
                                                   ---    ---

     The number of common shares, $1.00 par value, of the registrant outstanding on July 31, 2009 was 2,484, which are owned by Chandler Insurance Company, Ltd.

===============================================================================

                                                                      Page i

                            CHANDLER (U.S.A.), INC.

                                     INDEX
                                     -----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:
------------------------------
Consolidated Balance Sheets as of June 30, 2009 (unaudited)
  and December 31, 2008 .....................................................1

Consolidated Statements of Operations for the three months
  ended June 30, 2009 and 2008 (unaudited) ..................................2

Consolidated Statements of Operations for the six months
  ended June 30, 2009 and 2008 (unaudited) ..................................3

Consolidated Statements of Comprehensive Income for the three months ended June 30, 2009 and 2008 (unaudited) ...........................4

Consolidated Statements of Comprehensive Income for the six
  months ended June 30, 2009 and 2008 (unaudited) ...........................5

Consolidated Statements of Cash Flows for the six months
  ended June 30, 2009 and 2008 (unaudited) ..................................6

Notes to Interim Consolidated Financial Statements (unaudited) ..............7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS .............................................16
         ---------------------

ITEM 4T. CONTROLS AND PROCEDURES ...........................................21
--------------------------------

PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings ...............................................22

Item 1A.   Risk Factors ....................................................22

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .....22

Item 3.    Defaults Upon Senior Securities .................................22

Item 4.    Submission of Matters to a Vote of Security Holders .............22

Item 5.    Other Information ...............................................22

Item 6.    Exhibits ........................................................22

Signatures .................................................................23

                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)


                                                                                          June 30,     December 31,
                                                                                            2009           2008
                                                                                        ------------- --------------
                                                                                         (Unaudited)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $39,943 and $34,243 in 2009 and 2008, respectively) ...... $     40,185  $      35,397
  Unrestricted (amortized cost $64,289 and $40,771 in 2009 and 2008, respectively) ....       64,517         41,699
 Equity securities at fair value (cost $0 in 2009 and 2008) ...........................           76             76
 Short-term investments at fair value (amortized cost $1,330 and $5,853
  in 2009 and 2008, respectively) .....................................................        1,330          5,865
                                                                                        ------------- --------------
  Total investments ...................................................................      106,108         83,037

Cash and cash equivalents ($184 and $118 restricted in 2009 and 2008, respectively) ...        6,798         20,636
Accrued investment income .............................................................        1,273          1,018
Premiums receivable, less allowance for non-collection of $172 and $138 at
 2009 and 2008, respectively ..........................................................       22,220         26,405
Reinsurance recoverable on paid losses ................................................          388            423
Reinsurance recoverable on unpaid losses, less allowance for
 non-collection of $329 and $231 at 2009 and 2008, respectively .......................       35,929         32,492
Reinsurance recoverable on unpaid losses from related parties .........................       22,143         19,899
Prepaid reinsurance premiums ..........................................................        3,196          2,882
Prepaid reinsurance premiums to related parties .......................................       11,929         12,203
Deferred policy acquisition costs .....................................................        1,325          1,304
Property and equipment, net ...........................................................        7,500          7,849
Amounts due from related parties ......................................................       12,600         11,869
State insurance licenses, net .........................................................        3,745          3,745
Other assets ..........................................................................       11,210         10,885
                                                                                        ------------- --------------
Total assets .......................................................................... $    246,364  $     234,647
                                                                                        ============= ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses ........................................... $    110,171  $     101,459
 Unearned premiums ....................................................................       43,130         43,725
 Policyholder deposits ................................................................       10,277          7,820
 Accrued taxes and other payables .....................................................        7,401          6,017
 Premiums payable .....................................................................        2,081          2,440
 Premiums payable to related parties ..................................................           17            222
 Senior debentures ....................................................................        6,979          6,979
 Junior subordinated debentures issued to affiliated trusts ...........................       20,620         20,620
                                                                                        ------------- --------------
  Total liabilities ...................................................................      200,676        189,282
                                                                                        ------------- --------------

Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding .................................................            2              2
 Paid-in surplus ......................................................................       60,584         60,584
 Accumulated deficit ..................................................................      (15,258)       (16,654)
 Accumulated other comprehensive income:
 Unrealized gain on investments available for sale, net of deferred income taxes ......          360          1,433
                                                                                        ------------- --------------
  Total shareholder's equity ..........................................................       45,688         45,365
                                                                                        ------------- --------------
Total liabilities and shareholder's equity ............................................ $    246,364  $     234,647
                                                                                        ============= ==============


See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                                  Three months ended June 30,
                                                                 -----------------------------
                                                                     2009             2008
                                                                 ------------     ------------
Premiums and other revenues
  Direct premiums written and assumed .......................... $    21,034      $    20,191
  Reinsurance premiums ceded ...................................      (2,836)          (2,095)
  Reinsurance premiums ceded to related parties ................      (5,398)          (5,398)
                                                                 ------------     ------------
    Net premiums written and assumed ...........................      12,800           12,698
  Decrease in unearned premiums ................................       1,409            2,545
                                                                 ------------     ------------

    Net premiums earned ........................................      14,209           15,243

Investment income, net .........................................         780              847
Interest income, net from related parties ......................         109              158
Realized investment gains, net .................................         805                4
Other income ...................................................         332              416
                                                                 ------------     ------------

  Total premiums and other revenues ............................      16,235           16,668
                                                                 ------------     ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $4,700 and $3,576 in
    2009 and 2008, respectively ................................       9,500            8,380
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,052 in
    2009 and 2008, respectively ................................       2,878            3,124
  General and administrative expenses ..........................       2,719            3,119
  Interest expense .............................................         595              627
                                                                 ------------     ------------

    Total operating costs and expenses .........................      15,692           15,250
                                                                 ------------     ------------

Income before income taxes .....................................         543            1,418
Federal income tax provision ...................................        (218)            (568)
                                                                 ------------     ------------

  Net income ................................................... $       325      $       850
                                                                 ============     ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                              (Amounts in thousands)

                                                                  Six months ended June 30,
                                                              --------------------------------
                                                                  2009                2008
                                                              -------------       ------------
Premiums and other revenues
  Direct premiums written and assumed ....................... $     45,888        $    50,394
  Reinsurance premiums ceded ................................       (5,378)            (4,819)
  Reinsurance premiums ceded to related parties .............      (12,068)           (13,603)
                                                              -------------       ------------

    Net premiums written and assumed ........................       28,442             31,972
  Decrease in unearned premiums .............................          636                781
                                                              -------------       ------------

    Net premiums earned .....................................       29,078             32,753

Investment income, net ......................................        1,541              1,737
Interest income, net from related parties ...................          215                346
Realized investment gains, net ..............................        1,189                  4
Other income ................................................          775                828
                                                              -------------       ------------

  Total premiums and other revenues .........................       32,798             35,668
                                                              -------------       ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $8,225 and $7,631 in
    2009 and 2008, respectively .............................       17,762             19,316
  Policy acquisition costs, net of ceding commissions
    received from related parties of $4,588 and $5,172 in
    2009 and 2008, respectively .............................        5,794              6,367
  General and administrative expenses .......................        5,824              6,279
  Interest expense ..........................................        1,193              1,279
                                                              -------------       ------------

    Total operating costs and expenses ......................       30,573             33,241
                                                              -------------       ------------

Income before income taxes ..................................        2,225              2,427
Federal income tax provision ................................         (829)              (961)
                                                              -------------       ------------

  Net income ................................................ $      1,396        $     1,466
                                                              =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                Three months ended June 30,
                                                              --------------------------------
                                                                  2009                2008
                                                              -------------       ------------

Net income .................................................. $        325        $       850
                                                              -------------       ------------

Other comprehensive loss, before income tax:
  Unrealized losses on securities:
    Unrealized holding losses arising during period .........         (158)            (1,579)
    Less:  Reclassification adjustment for gains included in
      net income ............................................         (805)                (4)
                                                              -------------       ------------
Other comprehensive loss, before income tax .................         (963)            (1,583)
Income tax benefit related to items of other
  comprehensive loss ........................................          327                538
                                                              -------------       ------------
Other comprehensive loss, net of income tax .................         (636)            (1,045)
                                                              -------------       ------------

Comprehensive loss .......................................... $       (311)       $      (195)
                                                              =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                 Six months ended June 30,
                                                              -------------------------------
                                                                  2009               2008
                                                              ------------       ------------
Net income .................................................. $     1,396        $     1,466
                                                              ------------       ------------

Other comprehensive loss, before income tax:
  Unrealized losses on securities:
    Unrealized holding losses arising during period .........        (436)              (311)
    Less:  Reclassification adjustment for gains included in
      net income ............................................      (1,189)                (4)
                                                              ------------       ------------
Other comprehensive loss, before income tax .................      (1,625)              (315)
Income tax benefit related to items of other
  comprehensive loss ........................................         552                107
                                                              ------------       ------------
Other comprehensive loss, net of income tax .................      (1,073)              (208)
                                                              ------------       ------------

Comprehensive income ........................................ $       323        $     1,258
                                                              ============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                 Six months ended June 30,
                                                                              ------------------------------
                                                                                  2009              2008
                                                                              ------------      ------------

OPERATING ACTIVITIES
Net income .................................................................. $     1,396       $     1,466
  Add (deduct):
  Adjustments to reconcile net income to cash provided by operating activities:
    Realized investment gains, net ..........................................      (1,189)               (4)
    Net (gains) losses on sale of property and equipment ....................          25                (4)
    Amortization and depreciation ...........................................         867               749
    Provision for non-collection of premiums ................................          30                25
    Provision for non-collection of reinsurance recoverables ................         155               139
    Provision for impairment of investment ..................................          20                 -
    Net change in non-cash balances relating to operating activities:
      Accrued investment income .............................................        (255)             (168)
      Premiums receivable ...................................................       4,155             1,257
      Reinsurance recoverable on paid losses ................................         (23)              (74)
      Reinsurance recoverable on unpaid losses ..............................      (3,534)           (2,628)
      Reinsurance recoverable on unpaid losses from related parties .........      (2,244)           (1,664)
      Prepaid reinsurance premiums ..........................................        (314)               33
      Prepaid reinsurance premiums to related parties .......................         274               334
      Deferred policy acquisition costs .....................................         (21)              (80)
      Other assets ..........................................................         178               490
      Unpaid losses and loss adjustment expenses ............................       8,712             7,560
      Unearned premiums .....................................................        (595)           (1,148)
      Policyholder deposits .................................................       2,457               316
      Accrued taxes and other payables ......................................       1,384               376
      Premiums payable ......................................................        (359)             (762)
      Premiums payable to related parties ...................................        (205)             (142)
                                                                              ------------      ------------
    Cash provided by operating activities ...................................      10,914             6,071
                                                                              ------------      ------------

INVESTING ACTIVITIES
  Short-term investments:
    Purchases ...............................................................        (380)             (665)
    Maturities ..............................................................       4,900               950
  Unrestricted fixed maturities available for sale:
    Purchases ...............................................................     (53,773)          (22,412)
    Sales ...................................................................      20,629               270
    Maturities ..............................................................       4,715             6,029
  Cost of property and equipment purchased ..................................        (131)             (325)
  Proceeds from sale of property and equipment ..............................          19                42
                                                                              ------------      ------------
    Cash applied to investing activities ....................................     (24,021)          (16,111)
                                                                              ------------      ------------

FINANCING ACTIVITIES
  Payments and loans from related parties ...................................         889             1,025
  Payments and loans to related parties .....................................      (1,620)           (1,548)
                                                                              ------------      ------------
    Cash applied to financing activities ....................................        (731)             (523)
                                                                              ------------      ------------

Decrease in cash and cash equivalents during the period .....................     (13,838)          (10,563)

Cash and cash equivalents at beginning of period ............................      20,636            32,956
                                                                              ------------      ------------
Cash and cash equivalents at end of period .................................. $     6,798       $    22,393
                                                                              ============      ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION


     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year. Chandler USA has evaluated subsequent events for potential recognition or disclosure through August 12, 2009, the issuance date of Chandler USA's consolidated financial statements.

     The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries that meet consolidation requirements including National American Insurance Company ("NAICO") and Chandler Insurance Managers, Inc. ("CIMI").

NOTE 2.  SEGMENT INFORMATION

     Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold. The following table presents a summary of Chandler USA's operating segments for the three and six month periods ended June 30, 2009 and 2008:

                                                  PROPERTY
                                                    AND
                                                  CASUALTY                   INTERSEGMENT    REPORTED
                                                  INSURANCE       AGENCY     ELIMINATIONS    BALANCES
                                                 ------------  ------------  ------------  ------------
                                                                     (In thousands)
THREE MONTHS ENDED JUNE 30, 2009
Revenues from external customers (1) ........... $    14,319   $       222   $         -   $    14,541
Intersegment revenues ..........................          42           602          (644)            -
Segment profit (loss) before income taxes (2) ..         598           (55)            -           543

THREE MONTHS ENDED JUNE 30, 2008
Revenues from external customers (1) ........... $    15,395   $       264   $         -   $    15,659
Intersegment revenues ..........................          12           724          (736)            -
Segment profit (loss) before income taxes (2) ..       1,253           165             -         1,418

SIX MONTHS ENDED JUNE 30, 2009
Revenues from external customers (1) ........... $    29,333   $       520   $         -   $    29,853
Intersegment revenues ..........................          71         1,405        (1,476)            -
Segment profit (loss) before income taxes (2) ..       2,042           183             -         2,225
Segment assets .................................     244,795         8,881        (7,312)      246,364

SIX MONTHS ENDED JUNE 30, 2008
Revenues from external customers (1) ........... $    32,991   $       590   $         -   $    33,581
Intersegment revenues ..........................          23         1,720        (1,743)            -
Segment profit (loss) before income taxes (2) ..       1,759           668             -         2,427
Segment assets .................................     240,707         8,327        (7,209)      241,825

----------------------------------------------------

(1)  Consists of net premiums earned and other income.
(2)  Includes net realized investment gains.


     Net premiums earned and losses and loss adjustment expenses within the property and casualty insurance segment can be identified to Chandler USA designated insurance programs and to each line of insurance. Chandler USA's chief operating decision makers review net premiums earned and losses and loss adjustment expenses in assessing the performance of the insurance programs and lines of business. In addition, Chandler USA's chief operating decision makers consider many other factors such as the lines of business offered within an insurance program and the states in which the insurance programs are offered. Certain discrete financial information is not readily available by insurance programs or lines of insurance, including assets, interest income, and investment gains or losses, allocated to each insurance program or line of insurance. Chandler USA does not consider its insurance programs or lines of insurance to be reportable segments, however, the following supplemental information pertaining to each insurance program's net premiums earned and losses and loss adjustment expenses is presented by insurance program and line of insurance for the property and casualty insurance segment.

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          ---------------------------  -------------------------
                                              2009           2008         2009          2008
                                          ------------   ------------  ----------   ------------
                                                              (In thousands)
INSURANCE PROGRAM:
-----------------------------------------
  NET PREMIUMS EARNED
  Standard lines ........................ $    13,434    $    14,490   $  27,605    $    31,226
  Political subdivisions ................         637            698       1,281          1,398
  Other .................................         138             55         192            129
                                          ------------   ------------  ----------   ------------
  TOTAL ................................. $    14,209    $    15,243   $  29,078    $    32,753
                                          ============   ============  ==========   ============

  LOSSES AND LOSS ADJUSTMENT EXPENSES
  Standard lines ........................ $     8,266    $     7,749   $  15,969    $    18,178
  Political subdivisions ................         762            419       1,170            855
  Other .................................         472            212         623            283
                                          ------------   ------------  ----------   ------------
  TOTAL ................................. $     9,500    $     8,380   $  17,762    $    19,316
                                          ============   ============  ==========   ============

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          ---------------------------  -------------------------
                                              2009           2008         2009          2008
                                          ------------   ------------  ----------   ------------
                                                              (In thousands)
LINES OF INSURANCE:
-----------------------------------------
  NET PREMIUMS EARNED
  Automobile liability .................. $     4,403    $     4,750   $   9,153    $    11,816
  Workers compensation ..................       5,152          5,130      10,283         10,061
  Other liability .......................       3,258          3,364       6,621          8,397
  Automobile physical damage ............       1,333          1,603       2,936          2,489
  Other .................................          63            396          85            (10)
                                          ------------   ------------  ----------   ------------
  TOTAL ................................. $    14,209    $    15,243   $  29,078    $    32,753
                                          ============   ============  ==========   ============
  LOSSES AND LOSS ADJUSTMENT EXPENSES
  Automobile liability .................. $     1,099    $     2,806   $   4,873    $     7,955
  Workers compensation ..................       6,307          3,051       8,715          6,554
  Other liability .......................       1,472          1,079       2,878          2,626
  Automobile physical damage ............         714          1,260       1,390          1,975
  Other .................................         (92)           184         (94)           206
                                          ------------   ------------  ----------   ------------
  TOTAL ................................. $     9,500    $     8,380   $  17,762    $    19,316
                                          ============   ============  ==========   ============


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 4.25% at June 30, 2009. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby and the denial of its claims against NAICO and Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts. The recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses related to this litigation were approximately $10.1 million at June 30, 2009 and December 31, 2008.

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

     In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS
107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". FSP No. FAS 107-1 and APB 28-1 expands existing disclosures regarding fair value of financial instruments required in annual reports to interim periods. The disclosures required by FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Chandler USA has adopted FSP No. 107-1 and APB 28-1 as of June 30, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 did not have any impact on its consolidated financial statements. See Note 7 for the required disclosures.

     In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009. Chandler USA has adopted FSP No. FAS 157-4 as of June 30, 2009. The adoption of FSP No. FAS 157-4 did not have a material impact on its consolidated financial statements.

     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". FSP No. FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. Chandler USA has adopted FSP No. FAS 115-2 and FAS 124-2 as of June 30, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on its consolidated financial statements. See Note 6 for the required disclosures.

     In May 2009, the FASB issued SFAS No. 165, "Subsequent Events."  SFAS
No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Chandler USA has adopted SFAS No. 165 as of June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on its consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140." SFAS No. 166 amends various provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities;
limits the circumstances in which a transferor derecognizes a portion of component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, with early application prohibited. Chandler USA is currently evaluating the impact that SFAS No. 166 will have, if any, on its consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167 amends FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, with early application prohibited. Chandler USA is currently evaluating the impact that SFAS No. 167 will have, if any, on its consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162." SFAS 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS No. 168 and the Codification does not change GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Chandler USA does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

NOTE 6.  INVESTMENTS AND INVESTMENT INCOME

     Net investment income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.

                                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30,            JUNE 30,
                                                           ------------------  ------------------
                                                             2009      2008      2009      2008
                                                           --------  --------  --------  --------
                                                                       (In thousands)
Interest on fixed-maturity investments .................... $   821   $   762   $ 1,594   $ 1,423
Interest on short-term investments and cash equivalents ...      23       158        76       456
Investment expenses .......................................     (64)      (73)     (129)     (142)
                                                           --------  --------  --------  --------
  Investment income, net ..................................     780       847     1,541     1,737

Realized gains, net - fixed maturity investments ..........     805         -     1,189         -
Realized gains, net - equity securities ...................       -         4         -         4
                                                           --------  --------  --------  --------
  Realized investment gains, net ..........................     805         4     1,189         4
                                                           --------  --------  --------  --------
                                                           $  1,585  $    851  $  2,730  $  1,741
                                                           ========  ========  ========  ========


     Investment expenses included $26,000 and $54,000 in the second quarter and first six months of 2009, and $37,000 and $70,000 in the second quarter and first six months of 2008, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

     The amortized cost of fixed maturities or cost of equity securities, gross unrealized gains or losses, fair value and carrying value of investments are as follows:


                                                                  GROSS      GROSS
                                                                UNREALIZED UNREALIZED   FAIR     CARRYING
JUNE 30, 2009                                            COST     GAINS      LOSSES     VALUE      VALUE
---------------------------------------------------  ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                                      (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies ...................................  $  39,722  $     791  $    (197) $  40,316  $  40,316
Corporate obligations .............................     38,058        430       (209)    38,279     38,279
Public utilities ..................................      3,099         55          -      3,154      3,154
Obligations of states and political subdivisions ..     23,353         43       (443)    22,953     22,953
                                                     ---------- ---------- ---------- ---------- ----------
                                                     $ 104,232  $   1,319  $    (849) $ 104,702  $ 104,702
                                                     ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ...................................  $       -  $      76  $       -  $      76  $      76
                                                     ========== ========== ========== ========== ==========


                                                                  GROSS      GROSS
                                                                UNREALIZED UNREALIZED   FAIR     CARRYING
DECEMBER 31, 2008                                        COST     GAINS      LOSSES     VALUE      VALUE
---------------------------------------------------  ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                                      (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies ...................................  $  39,151  $   2,349  $       -  $  41,500  $  41,500
Corporate obligations .............................     29,558        313       (386)    29,485     29,485
Public utilities ..................................      3,108         21       (153)     2,976      2,976
Obligations of states and political subdivisions ..      3,197         12        (74)     3,135      3,135
                                                     ---------- ---------- ---------- ---------- ----------
                                                     $  75,014  $   2,695  $    (613) $  77,096  $  77,096
                                                     ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ...................................  $       -  $      76  $       -  $      76  $      76
                                                     ========== ========== ========== ========== ==========

     Chandler USA held investments in fixed maturities issued by General Electric Capital Corporation with a fair value of $4.6 million or 10.1% of shareholder's equity at both June 30, 2009 and December 31, 2008. Other than investments in bonds and notes of the U.S. Government and U.S. Government agencies and authorities, Chandler USA did not hold any other fixed maturity investments that exceeded 10% of shareholder's equity at June 20, 2009 or December 31, 2008.

     The fair value of Chandler USA's investments with continuous gross unrealized losses at June 30, 2009 is presented below:


                                         LESS THAN 12 MONTHS      12 MONTHS OR LONGER             TOTAL
                                       -----------------------  -----------------------  ------------------------
                                                    UNREALIZED               UNREALIZED               UNREALIZED
                                       FAIR VALUE     LOSSES    FAIR VALUE     LOSSES    FAIR VALUE     LOSSES
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                                                   (In thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .......... $    9,443   $    (197)  $        -   $       -   $    9,443   $    (197)
Corporate securities .................      4,248         (46)       3,690        (163)       7,938        (209)
Public utilities .....................          -           -            -           -            -           -
Obligations of states and political
  subdivisions .......................     17,701        (425)       1,182         (18)      18,883        (443)
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                       $   31,392   $    (668)  $    4,872   $    (181)  $   36,264   $    (849)
                                       ===========  ==========  ===========  ==========  ===========  ==========


     The unrealized losses of Chandler USA's fixed maturity investments were primarily caused by changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market prices. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Chandler USA regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Based on an evaluation of the issues, including, but not limited to, Chandler USA's intentions to sell or ability to hold the investments; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, Chandler USA does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at June 30, 2009 are shown below:


                                                      AVAILABLE FOR SALE
                                                    ------------------------
                                                     AMORTIZED
                                                        COST      FAIR VALUE
                                                    ------------  ----------
                                                         (In thousands)
Due in one year or less ..........................  $     6,416   $   6,452
Due after one year through five years ............       51,494      52,526
Due after five years through ten years ...........       37,761      37,268
Due after ten years ..............................        8,561       8,456
                                                    ------------  ----------
                                                    $   104,232   $ 104,702
                                                    ============  ==========


     Realized gains and losses from sales of investments are shown below:


                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                     JUNE 30,            JUNE 30,
                                 ------------------  ------------------
                                   2009      2008      2009      2008
                                 --------  --------  --------  --------
                                             (In thousands)
FIXED MATURITIES:
Gross realized gains ........... $   805   $     -   $ 1,189   $     -
Gross realized losses ..........       -         -         -         -
                                 --------  --------  --------  --------
  Total net realized gains ..... $   805   $     -   $ 1,189   $     -
                                 ========  ========  ========  ========

EQUITY SECURITIES:
Gross realized gains ........... $     -   $     4   $     -   $     4
Gross realized losses ..........       -         -         -         -
                                 --------  --------  --------  --------
  Total net realized gains ..... $     -   $     4   $     -   $     4
                                 ========  ========  ========  ========


     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. At June 30, 2009, the total amount of cash and securities restricted as a result of these arrangements was $40.4 million which was an increase of $4.9 million from December 31, 2008. This increase was due to an increase in the amount of reinsurance that NAICO assumed during 2009.

NOTE 7.  FAIR VALUE MEASUREMENTS

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

     The following table presents information about Chandler USA's assets measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. Substantially all of the prices of fixed maturities, equity securities and short-term investments that are valued as Level 1 or Level 2 in the fair value hierarchy are received from independent pricing services utilized by our investment custodians. No liabilities were measured at fair value at June 30, 2009.


                                                       FAIR VALUE MEASUREMENTS AT JUNE 30, 2009
                                           ----------------------------------------------------------------
                                             QUOTED PRICES    SIGNIFICANT
                                               IN ACTIVE         OTHER          SIGNIFICANT
                                              MARKETS FOR      OBSERVABLE       UNOBSERVABLE
                                           IDENTICAL ASSETS      INPUTS            INPUTS          TOTAL
 DESCRIPTION                                   (LEVEL 1)        (LEVEL 2)         (LEVEL 3)     FAIR VALUE
-----------------------------------------  ----------------  ---------------  ----------------  -----------
                                                                   (In thousands)
 Fixed maturities available for sale ....  $             -   $      104,702   $             -   $  104,702
 Equity securities available for sale ...                -                -                76           76
 Short-term investments .................                -            1,330                 -        1,330
                                           ----------------  ---------------  ----------------  -----------
  Total .................................  $             -   $      106,032   $            76   $  106,108
                                           ================  ===============  ================  ===========


     Prices for fixed maturities available for sale and short-term investments were provided by various custodians that hold such assets on behalf of Chandler USA. The custodians utilize independent pricing services to determine prices for these assets. Management reviews the prices provided but does not conduct an independent validation of the prices. Any fixed maturities that are not held by a custodian are priced using non-binding broker quotations. Total assets priced from broker quotations totaled $378,000 at June 30, 2009, or 0.4% of total Level 2 assets.

     At June 30, 2009, Chandler USA's equity securities which were measured at fair value using Level 3 inputs consisted of common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. The fair value of this stock was based upon an analytically determined valuation from an independent rating organization. The following table presents additional information about assets measured at fair value using Level 3 inputs for the three and six month periods ended June 30, 2009.


                                                        THREE MONTHS      SIX MONTHS
     FAIR VALUE MEASUREMENTS USING SIGNIFICANT              ENDED            ENDED
     UNOBSERVABLE INPUTS (LEVEL 3)                      JUNE 30, 2009    JUNE 30, 2009
   -------------------------------------------------    -------------    -------------
                                                                 (In thousands)
     Beginning balance .............................    $          76    $         76
       Total realized and unrealized gains (losses):
         Included in earnings ......................                -               -
         Included in other comprehensive income ....                -               -
       Purchases, issuances and settlements ........                -               -
       Transfers in and/or out of Level 3 ..........                -               -
                                                        -------------    -------------
      Ending balance ...............................    $          76    $         76
                                                        ==============    ==============


NOTE 8. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by Chandler USA using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates of fair values presented herein are not necessarily indicative of the amounts that Chandler USA could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums and state insurance licenses) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of June 30, 2009 and December 31, 2008. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 6. At June 30, 2009, the fair value of Chandler USA's senior debentures was estimated to be $5.6 million based on the latest reported trade. Chandler USA's senior debentures have not historically traded regularly, and settlement at the reported fair value may not be possible.
The senior debentures are redeemable by Chandler USA on or after July 15, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate at June 30, 2009 was 5.23%. At June 30,
2009, the fair value of Chandler USA's junior subordinated debentures was estimated to be $22.5 million.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance for the three and six month periods ended June 30, 2009 and 2008:


                                 GROSS PREMIUMS EARNED   NET PREMIUMS EARNED
                                 ---------------------  ---------------------
  THREE MONTHS ENDED JUNE 30,       2009       2008        2009       2008
  ------------------------------ ---------- ----------  ---------- ----------
  INSURANCE PROGRAMS:                           (IN THOUSANDS)
  Standard lines ............... $  21,822  $  23,052   $  13,434  $  14,490
  Political subdivisions .......       977      1,065         637        698
  Other ........................       145         63         138         55
                                 ---------- ----------  ---------- ----------
  TOTAL ........................ $  22,944  $  24,180   $  14,209  $  15,243
                                 ========== ==========  ========== ==========

  LINES OF INSURANCE:
  Automobile liability ......... $   6,382  $   7,366   $   4,403  $   4,750
  Workers compensation .........     8,058      7,267       5,152      5,130
  Other liability ..............     6,411      7,841       3,258      3,364
  Automobile physical damage ...     1,986      1,823       1,333      1,603
  Other ........................       107       (117)         63        396
                                 ---------- ----------  ---------- ----------
  TOTAL ........................ $  22,944  $  24,180   $  14,209  $  15,243
                                 ========== ==========  ========== ==========



                                 GROSS PREMIUMS EARNED   NET PREMIUMS EARNED
                                 ---------------------  ---------------------
  SIX MONTHS ENDED JUNE 30,         2009       2008        2009       2008
  ------------------------------ ---------- ----------  ---------- ----------
  INSURANCE PROGRAMS:                           (IN THOUSANDS)
  Standard lines ............... $  44,314  $  49,259   $  27,605  $  31,226
  Political subdivisions .......     1,963      2,131       1,281      1,398
  Other ........................       206        152         192        129
                                 ---------- ----------  ---------- ----------
  TOTAL ........................ $  46,483  $  51,542   $  29,078  $  32,753
                                 ========== ==========  ========== ==========

  LINES OF INSURANCE:
  Automobile liability ......... $  13,281  $  17,087   $   9,153  $  11,816
  Workers compensation .........    15,901     15,517      10,283     10,061
  Other liability ..............    12,811     15,299       6,621      8,397
  Automobile physical damage ...     4,349      3,656       2,936      2,489
  Other ........................       141        (17)         85        (10)
                                 ---------- ----------  ---------- ----------
  TOTAL ........................ $  46,483  $  51,542   $  29,078  $  32,753
                                 ========== ==========  ========== ==========


     Gross premiums earned decreased $1.2 million or 5% and $5.1 million or 10% in the second quarter and first six months of 2009, respectively, compared to the 2008 periods. Net premiums earned decreased $1.0 million or 7% and $3.7 million or 11% for the second quarter and first six months of 2009, respectively.

     Gross premiums earned in the standard lines program decreased $1.2 million or 5% and $4.9 million or 10% in the second quarter and first six months of 2009, respectively, compared to the 2008 periods. Gross premiums earned from trucking accounts in this program decreased $863,000 and $3.4 million in the second quarter and first six months of 2009, respectively. Gross premiums earned in this program for other liability decreased $1.4 million and $2.4 million in the second quarter and first six months of 2009, respectively, and gross premiums earned for automobile liability decreased $942,000 and $3.7 million in the second quarter and first six months of 2009. These decreases were partially offset by increases in workers compensation and automobile physical damage premiums. Net premiums earned decreased $1.1 million or 7% and $3.6 million or 12% in the second quarter and first six months of 2009, respectively.

     Gross premiums earned in the political subdivisions program decreased $88,000 or 8% and $168,000 or 8% in the second quarter and first six months of 2009, respectively, compared to the 2008 periods. The decrease in gross premiums earned was due primarily to increased competition related to Oklahoma school districts. Net premiums earned in this program decreased $61,000 or 9% and $117,000 or 8% in the second quarter and first six months of 2009, respectively.

     Effective July 1, 2009, the automobile liability, automobile physical damage and other liability lines of insurance in the political subdivision program that were previously written by NAICO will be written by an unaffiliated insurance company through an arrangement with CIMI. Under this arrangement, CIMI will receive commission income for the business it produces. CIMI is responsible for the payment of commissions to the producing agents, and is also responsible for providing underwriting and loss control services for this business. NAICO handles all claims for this business under a separate claims handling agreement with the unaffiliated insurance company. NAICO will continue to write workers compensation coverages for this program. Because of this change, NAICO expects its future premiums earned for this program to decrease significantly.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At June 30, 2009, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate and tax exempt bonds and certificates of deposit insured by the FDIC, with approximately 6% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans

     Net investment income, excluding interest income from related parties decreased $67,000 or 8% and $196,000 or 11% in the second quarter and first six months of 2009, respectively, due primarily to lower interest rates. Cash and invested assets were $112.9 million at June 30, 2009 compared to $103.7 million at December 31, 2008 and $101.9 million at June 30, 2008. Net interest income from related parties decreased $49,000 or 31% and $131,000 or 38% in the second quarter and first six months of 2009, respectively, due to lower interest rates.

     Net realized investment gains were $805,000 and $1.2 million during the second quarter and first six months of 2009, respectively. The realized gains resulted from sales of fixed maturities available for sale in the amount of $20.6 million. Net realized investment gains were $4,000 during the second quarter and first six months of 2008.

OTHER INCOME

     Other income was $332,000 and $775,000 in the second quarter and first six months of 2009, respectively, compared to $416,000 and $828,000 in the second quarter and first six months of 2008. The decrease in the second quarter and first six months of 2009 was due primarily to a decrease in commission income related to business produced by CIMI for insurance companies other than NAICO.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 66.9% and 61.1% for the second quarter and first six months of 2009, compared to 55.0% and 59.0% in the corresponding 2008 periods. During the second quarter of 2009, NAICO experienced an increase in losses incurred related to prior accident years totaling $315,000 which increased the loss ratio by 2.2 percentage points. Loss reserve development for the first six months of 2009 was redundant by $15,000. NAICO also experienced an increase in losses incurred for the current accident year which increased the loss ratio for this accident year from 57.8% at March 31, 2009 to 61.1% at June 30, 2009. In the second quarter of 2008, losses and loss adjustment expenses incurred related to prior accident years were redundant by $696,000 and decreased the loss ratio by 4.6 percentage points. In the first six months of 2008, loss development was redundant by $515,000 which decreased the loss ratio by 1.6 percentage points.

     Weather-related losses from wind and hail totaled $62,000 and $79,000 in the second quarter and first six months of 2009 and increased the respective loss ratios by 0.4 and 0.3 percentage points. Weather-related losses totaled $303,000 and $305,000 in the second quarter and first six months of 2008, and increased the respective 2008 loss ratios by 2.0 and
0.9 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the three and six month periods ended June 30, 2009 and 2008:


                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                  JUNE 30,            JUNE 30,
                                              ------------------  ------------------
                                                2009      2008      2009      2008
                                              --------  --------  --------  --------
                                                          (In thousands)
Commissions expense ......................... $ 2,935   $ 2,953   $ 6,618   $ 7,278
Other premium related assessments ...........     272       239       539       546
Premium taxes ...............................     479       423       934     1,000
Excise taxes ................................      54        54       121       136
Other expense ...............................     121       157       247       306
                                              --------  --------  --------  --------

Total direct expenses .......................   3,861     3,826     8,459     9,266

Indirect underwriting expenses ..............   1,460     1,608     2,890     3,183
Commissions received from reinsurers ........  (2,511)   (2,391)   (5,534)   (6,001)
Adjustment for deferred acquisition costs ...      68        81       (21)      (81)
                                              --------  --------  --------  --------
Net policy acquisition costs ................ $ 2,878   $ 3,124   $ 5,794   $ 6,367
                                              ========  ========  ========  ========


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 25.3% and 24.7% for the second quarter and first six months of 2009, compared to 26.9% and 24.7% in the corresponding year ago periods. Commissions expense as a percentage of gross written and assumed premiums was 14.0% and 14.4% in the second quarter and the first six months of 2009 compared to 14.6% and 14.4% in the corresponding 2008 periods.

     Indirect underwriting expenses decreased $148,000 and $293,000 in the second quarter and first six months of 2009, respectively, and were 6.9% and 6.3% of total direct written and assumed premiums in the second quarter and first six months of 2009, respectively, compared to 8.0% and 6.3% in the corresponding 2008 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percent of ceded reinsurance premiums were 30.5% and 31.7% in the second quarter and first six months of 2009, respectively, compared to 31.9% and 32.6% in the corresponding 2008 periods.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased $400,000 and $455,000 in the second quarter and first six months of 2009, respectively, and were 11.7% and 12.3% of gross premiums earned and other income in the second quarter and first six months of 2009, respectively, compared to 12.7% and 12.0% for the corresponding 2008 periods. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense decreased $32,000 and $86,000 in the second quarter and first six months of 2009, respectively, compared to the 2008 periods. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The decrease in the 2009 periods was due to lower interest rates during 2009, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2009, Chandler USA provided $10.9 million in cash from operations. Unpaid losses and loss adjustment expenses increased $8.7 million, premiums receivable decreased $4.2 million and policyholder deposits increased $2.5 million during the first six months of 2009. These were partially offset by an increase in reinsurance recoverable on unpaid losses of $5.8 million. In the first six months of 2008, Chandler USA provided $6.1 million in cash from operations. Unpaid losses and loss adjustment expenses increased $7.6 million during the first six months of 2008, but this was partially offset by an increase in reinsurance recoverable on unpaid losses of $4.3 million.

     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. At June 30, 2009, the total amount of cash and securities restricted as a result of these arrangements was $40.4 million which was an increase of $4.9 million from December 31, 2008. This increase was due to an increase in the amount of reinsurance that NAICO assumed during 2009.

     At June 30, 2009, Chandler USA's parent company, Chandler Insurance Company, Ltd., owed approximately $12.6 million to Chandler USA versus $11.9 million at December 31, 2008 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 4.25% at June 30, 2009. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     As of December 31, 2008, NAICO had statutory earned surplus of $13.4 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2009 without the approval of the Oklahoma Department of Insurance is $5.1 million. NAICO paid cash shareholder dividends of $500,000 to Chandler USA in March 2009 and $900,000 in June 2009. NAICO paid a cash shareholder dividend of $1.0 million to Chandler USA in June 2008.

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

     On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby and the denial of its claims against NAICO and Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts. The recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses related to this litigation were approximately $10.1 million at June 30, 2009 and December 31, 2008.

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


   Date:  August 12, 2008          CHANDLER (U.S.A.), INC.

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