Form 10-Q
period 2009-09-30
CHANDLER USA INC
filed 2009-11-09
CIK 1083750

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

  The number of common shares, $1.00 par value, of the registrant outstanding on October 31, 2009 was 2,484, which are owned by Chandler Insurance Company, Ltd.

-------------------------------------------------------------------------------

                                                                      Page i

                            CHANDLER (U.S.A.), INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS:
--------------------------------
Consolidated Balance Sheets as of September 30, 2009 (unaudited)
      and December 31, 2008  .................................................1

Consolidated Statements of Operations for the three months
      ended September 30, 2009 and 2008 (unaudited)  .........................2

Consolidated Statements of Operations for the nine months
      ended September 30, 2009 and 2008 (unaudited)  .........................3

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2009 and 2008 (unaudited)  ..................4

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2009 and 2008 (unaudited)  ..................5

Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2009 and 2008 (unaudited)  .........................6

Notes to Interim Consolidated Financial Statements (unaudited)  ..............7


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS ............................................15
           ---------------------

ITEM 4T. CONTROLS AND PROCEDURES ............................................21
--------------------------------

PART II - OTHER INFORMATION
---------------------------
Item 1.     Legal Proceedings  ..............................................22

Item 1A.    Risk Factors  ...................................................22

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds  ....22

Item 3.     Defaults Upon Senior Securities  ................................22

Item 4.     Submission of Matters to a Vote of Security Holders  ............22

Item 5.     Other Information  ..............................................22

Item 6.     Exhibits  .......................................................22

Signatures  .................................................................23

                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)

                                                                                        September 30,   December 31,
                                                                                            2009          2008
                                                                                        ------------  ------------
                                                                                         (Unaudited)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $34,258 and $34,243 in 2009 and 2008, respectively) ...... $    35,216   $    35,397
  Unrestricted (amortized cost $65,519 and $40,771 in 2009 and 2008, respectively) ....      67,223        41,699
 Equity securities at fair value (cost $0 in 2009 and 2008) ...........................         186            76
 Short-term investments at fair value (amortized cost $570 and $5,853
  in 2009 and 2008, respectively)  ....................................................         570         5,865
                                                                                        ------------  ------------
  Total investments ...................................................................     103,195        83,037

Cash and cash equivalents ($837 and $118 restricted in 2009 and 2008, respectively) ...       6,792        20,636
Accrued investment income .............................................................         961         1,018
Premiums receivable, less allowance for non-collection of $139 and $138 at
 2009 and 2008, respectively ..........................................................      21,458        26,405
Reinsurance recoverable on paid losses ................................................         959           423
Reinsurance recoverable on unpaid losses, less allowance for
 non-collection of $304 and $231 at 2009 and 2008, respectively .......................      35,174        32,492
Reinsurance recoverable on unpaid losses from related parties .........................      20,912        19,899
Prepaid reinsurance premiums ..........................................................       3,384         2,882
Prepaid reinsurance premiums to related parties .......................................      11,570        12,203
Deferred policy acquisition costs .....................................................       1,332         1,304
Property and equipment, net ...........................................................       7,286         7,849
Amounts due from related parties ......................................................      12,301        11,869
State insurance licenses, net .........................................................       3,745         3,745
Other assets ..........................................................................      10,335        10,885
                                                                                        ------------  ------------
Total assets .......................................................................... $   239,404   $   234,647
                                                                                        ============  ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses ........................................... $   105,178   $   101,459
 Unearned premiums ....................................................................      42,122        43,725
 Policyholder deposits ................................................................       8,964         7,820
 Accrued taxes and other payables .....................................................       5,120         6,017
 Premiums payable .....................................................................       2,595         2,440
 Premiums payable to related parties ..................................................          22           222
 Senior debentures ....................................................................       6,979         6,979
 Junior subordinated debentures issued to affiliated trusts ...........................      20,620        20,620
                                                                                        ------------  ------------
  Total liabilities ...................................................................     191,600       189,282
                                                                                        ------------  ------------

Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding .................................................           2             2
 Paid-in surplus ......................................................................      60,584        60,584
 Accumulated deficit ..................................................................     (14,662)      (16,654)
 Accumulated other comprehensive income:
 Unrealized gain on investments available for sale, net of deferred income taxes ......       1,880         1,433
                                                                                        ------------  ------------
  Total shareholder's equity ..........................................................      47,804        45,365
                                                                                        ------------  ------------
Total liabilities and shareholder's equity ............................................ $   239,404   $   234,647
                                                                                        ============  ============


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                      PAGE 2
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                  Three months ended September 30,
                                                                  --------------------------------
                                                                       2009               2008
                                                                  -------------      -------------
Premiums and other revenues
  Direct premiums written and assumed ........................... $     20,396        $    24,160
  Reinsurance premiums ceded ....................................       (2,682)            (2,441)
  Reinsurance premiums ceded to related parties .................       (5,293)            (6,533)
                                                                  -------------      -------------
    Net premiums written and assumed ............................       12,421             15,186
  Decrease in unearned premiums .................................          836                505
                                                                  -------------      -------------

    Net premiums earned .........................................       13,257             15,691

Investment income, net ..........................................          838                828
Interest income, net from related parties .......................          111                159
Realized investment gains, net ..................................          194                 91
Other income ....................................................          825                731
                                                                  -------------      -------------
  Total premiums and other revenues .............................       15,225             17,500
                                                                  -------------      -------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $3,078 and $3,665 in
    2009 and 2008, respectively .................................        8,039             11,352
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,012 and $2,484 in
    2009 and 2008, respectively .................................        2,941              3,097
  General and administrative expenses ...........................        2,699              3,161
  Interest expense ..............................................          585                628
                                                                  -------------      -------------

    Total operating costs and expenses ..........................       14,264             18,238
                                                                  -------------      -------------

Income (loss) before income taxes ...............................          961               (738)
Federal income tax benefit (provision) ..........................         (365)               175
                                                                  -------------      -------------

  Net income (loss) ............................................. $        596       $       (563)
                                                                  =============      =============


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                      PAGE 3
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                   Nine months ended September 30,
                                                                  --------------------------------
                                                                       2009               2008
                                                                  -------------      -------------
Premiums and other revenues
  Direct premiums written and assumed ........................... $     66,284        $    74,554
  Reinsurance premiums ceded ....................................       (8,060)            (7,260)
  Reinsurance premiums ceded to related parties .................      (17,361)           (20,136)
                                                                  -------------      -------------
    Net premiums written and assumed ............................       40,863             47,158
  Decrease in unearned premiums .................................        1,472              1,286
                                                                  -------------      -------------

    Net premiums earned .........................................       42,335             48,444

Investment income, net ..........................................        2,379              2,565
Interest income, net from related parties .......................          326                505
Realized investment gains, net ..................................        1,383                 95
Other income ....................................................        1,600              1,559
                                                                  -------------      -------------

  Total premiums and other revenues .............................       48,023             53,168
                                                                  -------------      -------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $11,303 and $11,296 in
    2009 and 2008, respectively .................................       25,801             30,668
  Policy acquisition costs, net of ceding commissions
    received from related parties of $6,600 and $7,656 in
    2009 and 2008, respectively .................................        8,735              9,464
  General and administrative expenses ...........................        8,523              9,440
  Interest expense ..............................................        1,778              1,907
                                                                  -------------      -------------

    Total operating costs and expenses ..........................       44,837             51,479
                                                                  -------------      -------------

Income before income taxes ......................................        3,186              1,689
Federal income tax provision ....................................       (1,194)              (786)
                                                                  -------------      -------------

  Net income .................................................... $      1,992       $        903
                                                                  =============      =============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                Three months ended September 30,
                                                                --------------------------------
                                                                    2009                2008
                                                                -------------       ------------
Net income (loss) ............................................. $        596        $      (563)
                                                                -------------       ------------
Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ...        2,497               (401)
    Less:  Reclassification adjustment for gains included in
      net income (loss) .......................................         (194)               (91)
                                                                -------------       ------------
Other comprehensive income (loss), before income tax ..........        2,303               (492)
Income tax (provision) benefit related to items of other
  comprehensive income (loss) .................................         (783)               167
                                                                -------------       ------------
Other comprehensive income (loss), net of income tax ..........        1,520               (325)
                                                                -------------       ------------

Comprehensive income (loss) ................................... $      2,116        $      (888)
                                                                =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                 Nine months ended September 30,
                                                                --------------------------------
                                                                    2009                2008
                                                                -------------       ------------
Net income .................................................... $      1,992        $       903
                                                                -------------       ------------

Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ...        2,061               (712)
    Less:  Reclassification adjustment for gains included in
      net income ..............................................       (1,383)               (95)
                                                                -------------       ------------
Other comprehensive income (loss), before income tax ..........          678               (807)
Income tax benefit (provision) related to items of other
  comprehensive income (loss) .................................         (231)               274
                                                                -------------       ------------
Other comprehensive income (loss), net of income tax ..........          447               (533)
                                                                -------------       ------------

Comprehensive income .......................................... $      2,439        $       370
                                                                =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                               Nine months ended September 30,
                                                                              --------------------------------
                                                                                  2009                2008
                                                                              ------------        ------------
OPERATING ACTIVITIES
Net income .................................................................. $     1,992         $       903
 Add (deduct):
 Adjustments to reconcile net income to cash provided by
    operating activities:
    Realized investment gains, net ..........................................      (1,383)                (95)
    Net losses on sale of property and equipment ............................          29                   -
    Amortization and depreciation ...........................................       1,371               1,151
    Provision for non-collection of premiums ................................          65                  15
    Provision for non-collection of reinsurance recoverables ................         160                 155
    Provision for impairment of investment ..................................          30                   -
    Net change in non-cash balances relating to operating activities:
      Accrued investment income .............................................          57                 (46)
      Premiums receivable ...................................................       4,882                 495
      Reinsurance recoverable on paid losses ................................        (623)             (1,575)
      Reinsurance recoverable on paid losses from related parties ...........           -                (687)
      Reinsurance recoverable on unpaid losses ..............................      (2,755)                790
      Reinsurance recoverable on unpaid losses from related parties .........      (1,013)               (882)
      Prepaid reinsurance premiums ..........................................        (502)                 61
      Prepaid reinsurance premiums to related parties .......................         633                 548
      Deferred policy acquisition costs .....................................         (28)                (24)
      Other assets ..........................................................         246                 159
      Unpaid losses and loss adjustment expenses ............................       3,719               3,213
      Unearned premiums .....................................................      (1,603)             (1,895)
      Policyholder deposits .................................................       1,144                 715
      Accrued taxes and other payables ......................................        (897)               (760)
      Premiums payable ......................................................         155                (192)
      Premiums payable to related parties ...................................        (200)               (198)
                                                                              ------------        ------------
    Cash provided by operating activities ...................................       5,479               1,851
                                                                              ------------        ------------

INVESTING ACTIVITIES
  Short-term investments:
    Purchases ...............................................................        (380)             (3,594)
    Maturities ..............................................................       5,660               1,330
  Unrestricted fixed maturities available for sale:
    Purchases ...............................................................     (58,249)            (34,192)
    Sales ...................................................................      25,984               6,417
    Maturities ..............................................................       8,215              16,182
  Equity securities available for sale:
    Purchases ...............................................................           -                (266)
    Sales ...................................................................           -                 270
  Cost of property and equipment purchased ..................................        (140)               (570)
  Proceeds from sale of property and equipment ..............................          19                 129
                                                                              ------------        ------------
    Cash applied to investing activities ....................................     (18,891)            (14,294)
                                                                              ------------        ------------

FINANCING ACTIVITIES
  Payments and loans from related parties ...................................       1,912               2,146
  Payments and loans to related parties .....................................      (2,344)             (2,866)
  Payments on bank loan .....................................................           -                   -
                                                                              ------------        ------------
    Cash applied to financing activities ....................................        (432)               (720)
                                                                              ------------        ------------

Decrease in cash and cash equivalents during the period .....................     (13,844)            (13,163)

Cash and cash equivalents at beginning of period ............................      20,636              32,956
                                                                              ------------        ------------
Cash and cash equivalents at end of period .................................. $     6,792         $    19,793
                                                                              ============        ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year. Chandler USA has evaluated subsequent events for potential recognition or disclosure through November 9, 2009, the issuance date of Chandler USA's consolidated financial statements.

     The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries that meet consolidation requirements including National American Insurance Company ("NAICO") and Chandler Insurance Managers, Inc. ("CIMI").

NOTE 2.  SEGMENT INFORMATION

     Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold. The following table presents a summary of Chandler USA's operating segments for the periods indicated:

                                                  PROPERTY
                                                    AND
                                                  CASUALTY                   INTERSEGMENT    REPORTED
                                                  INSURANCE       AGENCY     ELIMINATIONS    BALANCES
                                                 ------------  ------------  ------------  ------------
                                                                     (In thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2009
Revenues from external customers (1) ........... $    13,338   $       744   $         -   $    14,082
Intersegment revenues ..........................          40           534          (574)            -
Segment profit before income taxes (2) .........         531           430             -           961

THREE MONTHS ENDED SEPTEMBER 30, 2008
Revenues from external customers (1) ........... $    15,848   $       574   $         -   $    16,422
Intersegment revenues ..........................          21           805          (826)            -
Segment profit (loss) before income taxes (2) ..      (1,282)          544             -          (738)

NINE MONTHS ENDED SEPTEMBER 30, 2009
Revenues from external customers (1) ........... $    42,671   $     1,264   $         -   $    43,935
Intersegment revenues ..........................         111         1,940        (2,051)            -
Segment profit before income taxes (2) .........       2,572           614             -         3,186
Segment assets .................................     236,972         9,940        (7,508)      239,404

NINE MONTHS ENDED SEPTEMBER 30, 2008
Revenues from external customers (1) ........... $    48,839   $     1,164   $         -   $    50,003
Intersegment revenues ..........................          44         2,525        (2,569)            -
Segment profit before income taxes (2) .........         477         1,212             -         1,689
Segment assets .................................     233,081         9,871        (7,332)      235,620

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

                                           THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------      --------------------------------
                                               2009                2008              2009                2008
                                           ------------        ------------      ------------        ------------
                                                                       (In thousands)
INSURANCE PROGRAM:
-----------------------------------------
  NET PREMIUMS EARNED
  Standard lines ........................  $    12,828         $    14,943       $    40,433         $    46,169
  Political subdivisions ................          373                 694             1,654               2,092
  Other .................................           56                  54               248                 183
                                           ------------        ------------      ------------        ------------
  TOTAL .................................  $    13,257         $    15,691       $    42,335         $    48,444
                                           ============        ============      ============        ============

  LOSSES AND LOSS ADJUSTMENT EXPENSES
  Standard lines ........................  $    7,678          $    10,703       $    23,647         $    28,881
  Political subdivisions ................         200                  626             1,370               1,481
  Other .................................         161                   23               784                 306
                                           ------------        ------------      ------------        ------------
  TOTAL .................................  $    8,039          $    11,352       $    25,801         $    30,668
                                           ============        ============      ============        ============


                                           THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------      --------------------------------
                                               2009                2008              2009                2008
                                           ------------        ------------      ------------        ------------
                                                                       (In thousands)
LINES OF INSURANCE:
-----------------------------------------
  NET PREMIUMS EARNED
  Automobile liability...................  $     3,135         $     5,064       $    12,288         $    16,880
  Workers compensation ..................        5,531               4,945            15,813              15,006
  Other liability .......................        3,314               4,110             9,936              12,507
  Automobile physical damage ............        1,138               1,549             4,073               4,039
  Other .................................          139                  23               225                  12
                                           ------------        ------------      ------------        ------------
  TOTAL .................................  $    13,257         $    15,691       $    42,335         $    48,444
                                           ============        ============      ============        ============


  LOSSES AND LOSS ADJUSTMENT EXPENSES
  Automobile liability ..................  $    3,008          $     4,413       $     7,881         $    12,369
  Workers compensation ..................       3,132                4,050            11,847              10,604
  Other liability .......................       1,227                1,863             4,104               4,489
  Automobile physical damage ............         525                1,111             1,915               3,086
  Other .................................         147                  (85)               54                 120
                                           ------------        ------------      ------------        ------------
  TOTAL .................................  $    8,039          $    11,352       $    25,801         $    30,668
                                           ============        ============      ============        ============


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 4.25% at September 30, 2009. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby and the denial of its claims against NAICO and Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts. The recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses related to this litigation were approximately $10.1 million at September 30, 2009 and December 31, 2008.

NOTE 5.  NEW ACCOUNTING STANDARDS

     Chandler USA has reviewed the recently issued accounting pronouncements and concluded that the following new accounting standards and accounting standard updates are applicable to Chandler USA.

     In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance on "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," and established the FASB Accounting Standards Codification ("Codification") as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. Chandler USA has adopted the Codification as of September 30, 2009. The adoption of the Codification did not have any impact on its consolidated financial statements.

     In March 2008, the FASB issued new guidance on the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. Chandler USA has adopted this new guidance as of January 1, 2009. The adoption of this new guidance did not have any impact on its consolidated financial statements.

     In April 2009, the FASB issued new guidance related to the disclosures regarding fair value of financial instruments. The new guidance expands the existing disclosures regarding fair value of financial instruments that is required in annual reports to interim periods. The required disclosures are effective for interim reporting periods ending after June 15, 2009. Chandler USA adopted this new guidance as of June 30, 2009. The adoption of this new guidance did not have any impact on its consolidated financial statements. See Note 7 for the required disclosures.

     In April 2009, the FASB issued new guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Chandler USA has adopted this new guidance as of June 30, 2009. The adoption of this new guidance did not have any impact on its consolidated financial statements.

     In April 2009, the FASB issued new guidance for accounting for other-than-temporary impairments for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Chandler USA has adopted this new guidance as of June 30, 2009. The adoption of this new guidance did not have any impact on its consolidated financial statements. See Note 6 for the required disclosures.

     In May 2009, the FASB issued new guidance for accounting for subsequent events. This new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new guidance defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Chandler USA has adopted this new guidance as of June 30, 2009. The adoption of this new guidance did not have any impact on its consolidated financial statements.

     In June 2009, the FASB issued new guidance on the accounting for transfers of financial assets. The new guidance requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets.
There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. This new guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, with early application prohibited. Chandler USA is currently evaluating the impact that this new guidance will have, if any, on its consolidated financial statements.

     In June 2009, the FASB issued new guidance on the accounting for variable interest entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. This new guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, with early application prohibited. Chandler USA is currently evaluating the impact that this new guidance will have, if any, on its consolidated financial statements.

     In August 2009, the FASB issued new guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This new guidance became effective for Chandler USA on October 1, 2009. Chandler USA is currently evaluating the impact that this new guidance will have, if any, on its consolidated financial statements.

NOTE 6.  INVESTMENTS AND INVESTMENT INCOME

     Net investment income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                           ------------------    ------------------
                                                             2009      2008        2009      2008
                                                           --------  --------    --------  --------
                                                                        (In thousands)
Interest on fixed-maturity investments ................... $   883   $   774     $ 2,457   $ 2,196
Interest on short-term investments and cash equivalents ..      10       121         106       578
Investment expenses ......................................     (55)      (67)       (184)     (209)
                                                           --------  --------    --------  --------
  Investment income, net .................................     838       828       2,379     2,565

Realized gains, net - fixed maturity investments .........     194        91       1,383        91
Realized gains, net - equity securities ..................       -         -           -         4
                                                           --------  --------    --------  --------
  Realized investment gains, net .........................     194        91       1,383        95
                                                           --------  --------    --------  --------
                                                           $ 1,032   $   919     $ 3,762   $ 2,660
                                                           ========  ========    ========  ========


     Investment expenses included $19,000 and $73,000 in the third quarter and first nine months of 2009, and $30,000 and $100,000 in the third quarter and first nine months of 2008, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

     The amortized cost of fixed maturities or cost of equity securities, gross unrealized gains or losses, fair value and carrying value of investments are as follows:


                                                                  GROSS      GROSS
                                                                UNREALIZED UNREALIZED   FAIR     CARRYING
SEPTEMBER 30, 2009                                       COST     GAINS      LOSSES     VALUE      VALUE
---------------------------------------------------  ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                                     (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies ...................................  $  37,007  $     962  $     (30) $  37,939  $  37,939
Corporate obligations .............................     34,446        912        (62)    35,296     35,296
Public utilities ..................................      2,056         67          -      2,123      2,123
Obligations of states and political subdivisions ..     26,268        817         (4)    27,081     27,081
                                                     ---------- ---------- ---------- ---------- ----------
                                                     $  99,777  $   2,758  $     (96) $ 102,439  $ 102,439
                                                     ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ...................................  $       -  $     186  $       -  $     186  $     186
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
                                                     ========== ========== ========== ========== ==========

     Chandler USA held investments in fixed maturities issued by General Electric Capital Corporation with a fair value of $4.7 million or 9.8% of shareholder's equity at September 30, 2009, and $4.6 million or 10.1% of shareholder's equity at December 31, 2008. Other than investments in bonds and notes of the U.S. Government and U.S. Government agencies and authorities, Chandler USA did not hold any other fixed maturity investments that exceeded 10% of shareholder's equity at September 30, 2009 or December 31, 2008.

     The fair value of Chandler USA's investments with continuous gross unrealized losses at September 30, 2009 is presented below:


                                         LESS THAN 12 MONTHS      12 MONTHS OR LONGER             TOTAL
                                       -----------------------  -----------------------  ------------------------
                                                    UNREALIZED               UNREALIZED               UNREALIZED
                                       FAIR VALUE     LOSSES    FAIR VALUE     LOSSES    FAIR VALUE     LOSSES
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                                                   (In thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .......... $    3,247   $     (29)  $        -   $       -   $    3,247   $     (29)
Corporate securities .................        714          (7)       1,001         (56)       1,715         (63)
Public utilities .....................          -           -            -           -            -           -
Obligations of states and political
  subdivisions .......................      1,354          (4)           -           -        1,354          (4)
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                       $    5,315   $     (40)  $    1,001   $     (56)  $    6,316   $     (96)
                                       ===========  ==========  ===========  ==========  ===========  ==========


     The unrealized losses of Chandler USA's fixed maturity investments were primarily caused by changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market prices. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Chandler USA regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Based on an evaluation of the issues, including, but not limited to, Chandler USA's intentions to sell or ability to hold the investments; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, Chandler USA does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at September 30, 2009 are shown below:


                                                      AVAILABLE FOR SALE
                                                    ------------------------
                                                     AMORTIZED
                                                        COST      FAIR VALUE
                                                    ------------  ----------
                                                         (In thousands)
Due in one year or less ..........................  $     3,258   $   3,281
Due after one year through five years ............       50,683      52,252
Due after five years through ten years ...........       39,342      40,125
Due after ten years ..............................        6,494       6,781
                                                    ------------  ----------
                                                    $    99,777   $ 102,439
                                                    ============  ==========


     Realized gains and losses from sales of investments are shown below:


                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30,       SEPTEMBER 30,
                                 ------------------  ------------------
                                   2009      2008      2009      2008
                                 --------  --------  --------  --------
                                             (In thousands)
FIXED MATURITIES:
Gross realized gains ........... $   194   $   148   $ 1,383   $   148
Gross realized losses ..........       -       (57)        -       (57)
                                 --------  --------  --------  --------
  Total net realized gains ..... $   194   $    91   $ 1,383   $    91
                                 ========  ========  ========  ========

EQUITY SECURITIES:
Gross realized gains ........... $     -   $     -   $     -   $     4
Gross realized losses ..........       -         -         -         -
                                 --------  --------  --------  --------
  Total net realized gains ..... $     -   $     -   $     -   $     4
                                 ========  ========  ========  ========


     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. During the third quarter of 2009, NAICO established a letter of credit in the amount of $500,000 and pledged cash and investments in this amount. The letter of credit secures reserves assumed under a quota share reinsurance agreement. At September 30, 2009, the total amount of cash and securities restricted as a result of these arrangements was $36.1 million which was an increase of $538,000 from December 31, 2008.

NOTE 7.  FAIR VALUE MEASUREMENTS

     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The quality and reliability of the information used to determine fair values is prioritized into three broad categories, with the highest priority given to Level 1 inputs and the lowest priority to Level 3 inputs. These levels are defined as follows:

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

     The following table presents information about Chandler USA's assets measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. Substantially all of the prices of fixed maturities, equity securities and short-term investments that are valued as Level 1 or Level 2 in the fair value hierarchy are received from independent pricing services utilized by our investment custodians. No liabilities were measured at fair value at September 30, 2009.


                                                        FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2009
                                            ----------------------------------------------------------------------
                                              QUOTED PRICES      SIGNIFICANT
                                                IN ACTIVE          OTHER         SIGNIFICANT
                                              MARKETS FOR        OBSERVABLE     UNOBSERVABLE
                                            IDENTICAL ASSETS       INPUTS          INPUTS             TOTAL
   DESCRIPTION                                   (LEVEL 1)        (LEVEL 2)       (LEVEL 3)         FAIR VALUE
------------------------------------------  ----------------  ----------------  ----------------  ----------------
                                                                        (In thousands)
   Fixed maturities available for sale ...  $             -   $       102,439   $             -   $       102,439
   Equity securities available for sale ..                -                 -               186               186
   Short-term investments ................                -               570                 -               570
                                            ----------------  ----------------  ----------------  ----------------
     Total ...............................  $             -   $       103,009   $           186   $       103,195
                                            ================  ================  ================  ================


     Prices for fixed maturities available for sale and short-term investments were provided by various custodians that hold such assets on behalf of Chandler USA. The custodians utilize independent pricing services to determine prices for these assets. Management reviews the prices provided but does not conduct an independent validation of the prices. Any fixed maturities that are not held by a custodian are priced using non-binding broker quotations. Total assets priced from broker quotations totaled $380,000 at September 30, 2009, or 0.4% of total Level 2 assets.

     At September 30, 2009, Chandler USA's equity securities which were measured at fair value using Level 3 inputs consisted of common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. The fair value of this stock was based upon an analytically determined valuation from an independent rating organization. The following table presents additional information about assets measured at fair value using Level 3 inputs for the three and nine month periods ended September
30, 2009.


                                                         THREE MONTHS        NINE MONTHS
     FAIR VALUE MEASUREMENTS USING SIGNIFICANT              ENDED               ENDED
     UNOBSERVABLE INPUTS (LEVEL 3)                    SEPTEMBER 30, 2009  SEPTEMBER 30, 2009
   -------------------------------------------------  ------------------  ------------------
                                                                  (In thousands)
     Beginning balance .............................  $              76   $              76
       Total realized and unrealized gains (losses):
         Included in earnings ......................                  -                   -
         Included in other comprehensive income ....                110                 110
       Purchases, issuances and settlements ........                  -                   -
       Transfers in and/or out of Level 3 ..........                  -                   -
                                                      ------------------  ------------------
     Ending balance ................................  $             186   $             186
                                                      ==================  ==================


NOTE 8. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

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

     A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums and state insurance licenses) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of September 30, 2009 and December 31, 2008. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at
Note 6. The fair value of Chandler USA's senior debentures was estimated to be $5.6 million as of September 30, 2009 and December 31, 2008, based on the latest reported trade. Chandler USA's senior debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The senior debentures are redeemable by Chandler USA on or after July 15, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate at September 30, 2009 was 4.61%. The fair value of Chandler USA's junior subordinated debentures was estimated to be $22.9 million and $24.6 million at September 30, 2009 and December 31, 2008, respectively.





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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance for the periods indicated:


                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED SEPTEMBER 30,       2009           2008           2009           2008
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   INSURANCE PROGRAMS:
   Standard lines ................... $    20,767    $    23,787    $    12,828    $    14,943
   Political subdivisions ...........         573          1,058            373            694
   Other ............................          64             62             56             54
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    21,404    $    24,907    $    13,257    $    15,691
                                      ============   ============   ============   ============

   LINES OF INSURANCE:
   Automobile liability ............. $     4,585    $     7,385    $     3,135    $     5,064
   Workers compensation .............       8,464          7,785          5,531          4,945
   Other liability ..................       6,414          7,436          3,314          4,110
   Automobile physical damage .......       1,694          2,269          1,138          1,549
   Other ............................         247             32            139             23
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    21,404    $    24,907    $    13,257    $    15,691
                                      ============   ============   ============   ============



                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   NINE MONTHS ENDED SEPTEMBER 30,        2009           2008           2009           2008
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   INSURANCE PROGRAMS:
   Standard lines ................... $    65,081    $    73,046    $    40,433    $    46,169
   Political subdivisions ...........       2,536          3,190          1,654          2,092
   Other ............................         270            213            248            183
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    67,887    $    76,449    $    42,335    $    48,444
                                      ============   ============   ============   ============

   LINES OF INSURANCE:
   Automobile liability ............. $    17,866    $    24,472    $    12,288    $    16,880
   Workers compensation .............      24,365         23,302         15,813         15,006
   Other liability ..................      19,226         22,735          9,936         12,507
   Automobile physical damage .......       6,043          5,925          4,073          4,039
   Other ............................         387             15            225             12
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    67,887    $    76,449    $    42,335    $    48,444
                                      ============   ============   ============   ============


     Gross premiums earned decreased $3.5 million or 14% and $8.6 million or 11% in the third quarter and first nine months of 2009, respectively, compared to the 2008 periods. Net premiums earned decreased $2.4 million or 16% and $6.1 million or 13% for the third quarter and first nine months of 2009, respectively.

     Gross premiums earned in the standard lines program decreased $3.0 million or 13% and $8.0 million or 11% in the third quarter and first nine months of 2009, respectively, compared to the 2008 periods. Gross premiums earned from trucking accounts in this program decreased $1.9 and $5.3 million in the third quarter and first nine months of 2009, respectively. Gross premiums earned in this program for other liability decreased $822,000 and $3.3 million in the third quarter and first nine months of 2009, respectively, and gross premiums earned in this program for automobile liability decreased $2.6 million and $6.3 million in the third quarter and first nine months of 2009. These decreases were partially offset by an increase in workers compensation premiums. Net premiums earned decreased $2.1 million or 14% and $5.7 million or 12% in the third quarter and first nine months of 2009, respectively.

     Gross premiums earned in the political subdivisions program decreased $485,000 or 46% and $654,000 or 21% in the third quarter and first nine months of 2009, respectively, compared to the 2008 periods. Net premiums earned in this program decreased $321,000 or 46% and $438,000 or 21% in the third quarter and first nine months of 2009, respectively. Effective July 1, 2009, the automobile liability, automobile physical damage and other liability lines of insurance in the political subdivision program that were previously written by NAICO are being written by an unaffiliated insurance company through an arrangement with CIMI. Under this arrangement, CIMI will receive commission income for the business it produces. CIMI is responsible for the payment of commissions to the producing agents, and is also responsible for providing underwriting and loss control services for this business. NAICO handles all claims for this business under a separate claims handling agreement with the unaffiliated insurance company. NAICO will continue to write workers compensation coverages for this program and has agreed to reinsure on a quota share basis 35% of the first $1,000,000 of loss per occurrence of the other liability business in this program. Because of these changes, NAICO expects its future premiums earned for this program to decrease significantly.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At September 30, 2009, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate and tax exempt bonds and certificates of deposit insured by the FDIC, with approximately 6% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net investment income, excluding interest income from related parties increased $10,000 or 1% and decreased $186,000 or 7% in the third quarter and first nine months of 2009, respectively. The decrease in the first nine months of 2009 was due primarily to lower interest rates. Cash and invested assets were $110.0 million at September 30, 2009 compared to $103.7 million at December 31, 2008 and $96.7 million at September 30, 2008. Net interest income from related parties decreased $48,000 or 30% and $179,000 or 35% in the third quarter and first nine months of 2009, respectively, due to lower interest rates.

     Net realized investment gains were $194,000 and $1.4 million during the third quarter and first nine months of 2009, respectively. The realized gains resulted from sales of fixed maturities available for sale in the amount of $26.0 million. Net realized investment gains were $91,000 and $95,000 during the third quarter and first nine months of 2008.

OTHER INCOME

     Other income was $825,000 and $1.6 million in the third quarter and first nine months of 2009, respectively, compared to $731,000 and $1.6 million in the third quarter and first nine months of 2008. The increase in the third quarter of 2009 was due primarily to an increase in commission income related to business produced by CIMI for insurance companies other than NAICO.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 60.6% and 60.9% for the third quarter and first nine months of 2009, compared to 72.3% and 63.3% in the corresponding 2008 periods. During the third quarter of 2009, NAICO experienced a decrease in losses incurred related to prior accident years totaling $87,000 which decreased the loss ratio by 0.7 percentage points. Loss reserve development for the first nine months of 2009 was redundant by $102,000. In the third quarter of 2008, losses and loss adjustment expenses incurred related to prior accident years were $1.7 million and increased the loss ratio by 10.9 percentage points. In the first nine months of 2008, losses and loss adjustment expenses incurred related to prior accident years were $1.2 million which increased the loss ratio by 2.5 percentage points.

     Weather-related losses from wind and hail totaled $13,000 and $92,000 in the third quarter and first nine months of 2009 and increased the respective loss ratios by 0.1 and 0.2 percentage points. Weather-related losses totaled $18,000 and $322,000 in the third quarter and first nine months of 2008, and increased the respective 2008 loss ratios by 0.1 and 0.7 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the periods indicated:


                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                     ------------------  ------------------
                                                       2009      2008      2009      2008
                                                     --------  --------  --------  --------
                                                                 (In thousands)
      Commissions expense .......................... $ 3,049   $ 3,306   $ 9,667   $10,584
      Other premium related assessments ............     324       293       863       840
      Premium taxes ................................     394       471     1,328     1,471
      Excise taxes .................................      53        65       174       201
      Other expense ................................     110       111       357       416
                                                     --------  --------  --------  --------
      Total direct expenses ........................   3,930     4,246    12,389    13,512
      Indirect underwriting expenses ...............   1,491     1,649     4,381     4,832
      Commissions received from reinsurers .........  (2,473)   (2,855)   (8,007)   (8,856)
      Adjustment for deferred acquisition costs ....      (7)       57       (28)      (24)
                                                     --------  --------  --------  --------
      Net policy acquisition costs ................. $ 2,941   $ 3,097   $ 8,735   $ 9,464
                                                     ========  ========  ========  ========


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 26.6% and 25.3% for the third quarter and first nine months of 2009, compared to 24.4% and 24.6% in the corresponding year ago periods. Commissions expense as a percentage of gross written and assumed premiums was 14.9% and 14.6% in the third quarter and the first nine months of 2009 compared to 13.7% and 14.2% in the corresponding 2008 periods.

     Indirect underwriting expenses decreased $158,000 and $451,000 in the third quarter and first nine months of 2009, respectively, and were 7.3% and 6.6% of total direct written and assumed premiums in the third quarter and first nine months of 2009, respectively, compared to 6.8% and 6.5% in the corresponding 2008 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percent of ceded reinsurance premiums were 31.0% and 31.5% in the third quarter and first nine months of 2009, respectively, compared to 31.8% and 32.3% in the corresponding 2008 periods.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased $462,000 and $917,000 in the third quarter and first nine months of 2009, respectively, and were 12.1% and 12.3% of gross premiums earned and other income in the third quarter and first nine months of 2009, respectively, compared to 12.3% and 12.1% for the corresponding 2008 periods. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense decreased $43,000 and $129,000 in the third quarter and first nine months of 2009, respectively, compared to the 2008 periods. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The decrease in the 2009 periods was due to lower interest rates during 2009, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2009, Chandler USA provided $5.5 million in cash from operations. Unpaid losses and loss adjustment expenses increased $3.7 million, premiums receivable decreased $4.9 million and policyholder deposits increased $1.1 million during the first nine months of 2009. These were partially offset by an increase in reinsurance recoverable on unpaid losses of $3.8 million and a decrease in unearned premiums of $1.6 million. In the first nine months of 2008, Chandler USA provided $1.9 million in cash from operations. Unpaid losses and loss adjustment expenses increased $3.2 million during the first nine months of 2008, but this was partially offset by an increase in reinsurance recoverable on paid losses of $2.3 million and a decrease in unearned premiums of $1.9 million.

     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. During the third quarter of 2009, NAICO established a letter of credit in the amount of $500,000 and pledged cash and investments in this amount. The letter of credit secures reserves assumed under a quota share reinsurance agreement. At September 30, 2009, the total amount of cash and securities restricted as a result of these arrangements was $36.1 million which was an increase of $538,000 from December 31, 2008.

     At September 30, 2009, Chandler USA's parent company, Chandler Insurance Company, Ltd., owed approximately $12.3 million to Chandler USA versus $11.9 million at December 31, 2008 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004, the lease was extended for three years and during March 2007, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $13,834 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 4.25% at September 30, 2009. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.9 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.5 million.

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

     As of December 31, 2008, NAICO had statutory earned surplus of $13.4 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2009 without the approval of the Oklahoma Department of Insurance is $5.1 million. NAICO paid cash shareholder dividends of $500,000 to Chandler USA in March 2009 and $900,000 in June 2009. NAICO paid cash shareholder dividends of $1,000,000 to Chandler USA in June 2008 and $1,050,000 in September 2008.

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

     On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby and the denial of its claims against NAICO and Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts. The recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses related to this litigation were approximately $10.1 million at September 30, 2009 and December 31, 2008.

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


Date:   November 9, 2009           CHANDLER (U.S.A.), INC.

                                   By: /s/ W. Brent LaGere
                                       --------------------------------------
                                       W. Brent LaGere
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



                                   By: /s/ Mark C. Hart
                                       --------------------------------------
                                       Mark C. Hart
                                       Senior Vice President - Finance, Chief
                                       Financial Officer and Treasurer
                                       (Principal Accounting Officer