Form 10-K
period 2009-12-31
CHANDLER USA INC
filed 2010-03-30
CIK 1083750

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

      Registrant's telephone number, including area code: (405) 258-0804

          Securities registered pursuant to Section 12(b) of the Act:
     Title of each class            Name of each exchange on which registered
 --------------------------------  --------------------------------------------
 8.75% SENIOR DEBENTURES DUE 2014                  NYSE AMEX LLC

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

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the
registrant was required to submit and post such files).   YES      NO
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

  Aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter: None.

  The number of common shares, $1.00 par value, of the registrant outstanding on February 28, 2010 was 2,484, which are owned by Chandler Insurance Company, Ltd.

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

  NAICO is one of the leading commercial business insurance writers in Oklahoma, providing property and casualty insurance products for businesses in various industries. NAICO has a network of independent agents, totaling approximately 230 at December 31, 2009, that market NAICO's insurance products. Independent agents originate substantially all of NAICO's business. NAICO is licensed to write property and casualty coverage in 45 states and the District of Columbia and is authorized by the United States Department of the Treasury to write surety bonds for contractors on federal projects. NAICO is currently rated as B+ (Good) by A.M. Best Company, an insurance rating agency. This rating is an independent opinion of a company's financial strength, operating performance and ability to meet its obligations to policyholders.

  CIMI is an underwriting manager and wholesaler that offers multiple insurance products for businesses in various industries and political subdivisions.

INSURANCE PROGRAMS

  NAICO writes various property and casualty insurance products through two primary marketing programs. The programs are standard lines and political subdivisions.

STANDARD LINES PROGRAM

  NAICO offers workers compensation, automobile liability and physical damage, other liability (including general liability, products liability and umbrella liability) and property and inland marine coverages under its standard lines program. In marketing these products, NAICO targets companies in the construction, manufacturing, wholesale, service, oil and gas, trucking, and retail industries. NAICO writes this business principally in Oklahoma and Texas.

  Effective January 1, 2007, the property and inland marine lines of insurance that were previously written by NAICO in the standard lines program were written by Praetorian Insurance Company ("Praetorian") through an arrangement between Praetorian and CIMI. Under this arrangement, CIMI received commission income for the business it produced for Praetorian. CIMI and Praetorian terminated this arrangement effective June 29, 2009, and NAICO resumed writing these lines of insurance in this program.

POLITICAL SUBDIVISIONS PROGRAM

  Under the political subdivisions program, NAICO has written insurance policies primarily for school districts in Oklahoma. The coverages offered included workers compensation, automobile liability, automobile physical damage, general liability and school board legal liability. NAICO has also written property and inland marine coverages in this program. Effective January 1, 2007, the property and inland marine lines of insurance that were previously written by NAICO were written by Praetorian through an arrangement between Praetorian and CIMI. CIMI and Praetorian terminated this arrangement effective June 29, 2009. Effective July 1, 2009, the property, inland marine, automobile liability, automobile physical damage and other liability lines of insurance in the political subdivisions program that were previously written by NAICO are being written by Greenwich Insurance Company ("Greenwich") through an arrangement with CIMI. Under this arrangement, CIMI receives commission income for the business it produces. CIMI is responsible for the payment of commissions to the producing agents, and is also responsible for providing underwriting and loss control services for this business. NAICO handles all claims for this business under a separate claims handling agreement with Greenwich. NAICO will continue to write workers compensation coverages for this program and has agreed to reinsure on a quota share basis 35% of the first $1,000,000 of loss per occurrence of the other liability business in this program. Because of these changes, NAICO expects its future premiums earned for this program to decrease significantly.

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

  The following table shows gross premiums earned and net premiums earned by insurance program for the years 2007, 2008 and 2009. The term "gross premiums earned" means gross premiums written (before reductions for premiums ceded to reinsurers) less the increases or plus the decreases in the gross unearned premium reserve for the unexpired portion of the policy term beyond the current accounting period. The term "net premiums earned" means gross premiums earned less reductions for earned premiums ceded to reinsurers.
See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                            GROSS PREMIUMS EARNED        NET PREMIUMS EARNED
                                          --------------------------  --------------------------
           INSURANCE PROGRAMS               2007     2008     2009      2007     2008     2009
----------------------------------------  -------- -------- --------  -------- -------- --------
                                                              (In thousands)
Standard lines .........................  $100,844 $ 96,587 $ 87,100  $ 62,342 $ 61,047 $ 54,129
Political subdivisions .................     5,084    4,191    2,955     3,436    2,747    1,925
Homeowners .............................       501        -        -         9        -        -
Surety bonds ...........................       266      119      101       186       83       70
Other (1) ..............................       214      150      236       212      150      236
                                          -------- -------- --------  -------- -------- --------
TOTAL ..................................  $106,909 $101,047 $ 90,392  $ 66,185 $ 64,027 $ 56,360
                                          ======== ======== ========  ======== ======== ========

-------------------------------------------


(1)  This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.


LINES OF INSURANCE

  The lines of insurance written by NAICO through its programs are automobile liability, other liability (including general liability, products liability and umbrella liability), workers compensation, automobile physical damage, property, surety and inland marine. The following table shows net premiums earned as a percentage of total net premiums earned by each line of insurance written by NAICO during the period indicated.

                                         YEAR ENDED DECEMBER 31,
                              --------------------------------------------
                                2005     2006     2007     2008     2009
                              -------- -------- -------- -------- --------
Workers compensation ........      25%      23%      27%      32%      38%
Automobile liability ........      29%      32%      40%      34%      30%
Other liability .............      27%      25%      23%      25%      23%
Automobile physical damage ..       9%       8%       9%       9%       9%
Property ....................       8%      11%       1%       -%       -%
Inland marine ...............       1%       1%       -%       -%       -%
Surety ......................       1%       -%       -%       -%       -%
                              -------- -------- -------- -------- --------
     Total                        100%     100%     100%     100%     100%
                              ======== ======== ======== ======== ========


  NAICO discontinued its homeowners program during 2006, and also transferred its property and inland marine business for the standard lines and political subdivisions programs to Praetorian from January 2007 to the second quarter of 2009 through an arrangement between Praetorian and CIMI. In July 2009, Greenwich began writing the property and inland marine business, as well as certain other lines of insurance, for the political subdivisions program through an arrangement between Greenwich and CIMI. Because of these changes, NAICO's net premiums earned for property and inland marine business in 2007, 2008 and 2009 were minimal. See "Insurance Programs" for more information.

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

  From January 2007 to the second quarter of 2009, CIMI administered certain property and inland marine business for Praetorian under a general agency agreement between the parties. CIMI and Praetorian terminated this arrangement effective June 29, 2009. Effective July 1, 2009, the property, inland marine, automobile liability, automobile physical damage and other liability lines of insurance in NAICO's political subdivisions program are being written by Greenwich through an arrangement with CIMI. CIMI receives commission income for its services under the agreement, and is responsible for the payment of commissions to the producing agents. CIMI is also responsible for providing underwriting and loss control services for this business. See "Insurance Programs" for more information.

UNDERWRITING AND CLAIMS

  Independent insurance agents submit applications for commercial insurance policies for prospective customers to NAICO or CIMI. Prospective risks are reviewed in accordance with specific underwriting guidelines. If the risk is approved and coverage is accepted by the insured, an insurance policy is issued.

  NAICO's claims department reviews and administers all claims except claims associated with the homeowners program which were handled by the managing general agent for this program. When a claim is received, it is reviewed and assigned to an in-house claim adjuster based on the type and geographic location of the claim, its severity and its class of business. NAICO's claims department is responsible for reviewing each claim, obtaining necessary documentation and establishing loss and loss adjustment expense reserves. NAICO's in-house claims staff handles and supervises the claims, coordinates with outside legal counsel and independent claims adjusters if necessary, and processes the claims to conclusion. NAICO also handles claims for the business placed by CIMI with Praetorian and Greenwich under claims handling agreements with these insurers.

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

  Treaty reinsurance may be ceded under treaties on both a pro rata basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased varies from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. The majority of NAICO's reinsurance programs renew on July 1 of each year. At the present time, NAICO expects to renew the reinsurance programs that expire on July 1, 2010.

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

  Effective April 1, 2009, NAICO retains 70% of the first $250,000 of risk for each loss per risk or per location under its property reinsurance program. NAICO had previously discontinued its property reinsurance program effective January 1, 2007 due to the transfer of its property business for the standard lines and political subdivisions programs to Praetorian.

  Effective January 1, 2005, NAICO retains 70% of each loss per occurrence under the automobile physical damage reinsurance program. NAICO has purchased catastrophe protection for automobile physical damage and property (including inland marine) coverages to limit its retention for single loss occurrences involving multiple policies and/or policyholders resulting from perils such as floods, winds and severe storms. This catastrophe protection limits NAICO's net retained loss for automobile physical damage to $1,400,000 for each loss occurrence.

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

  The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2009.

                                                                             CEDED REINSURANCE
                                                                  NET           PREMIUMS FOR      A.M. BEST
                                                              REINSURANCE     THE YEAR ENDED       COMPANY
NAME OF REINSURER                                           RECOVERABLE (1)  DECEMBER 31, 2009     RATING
----------------------------------------------------------  ---------------  ------------------  -----------
                                                                    (Dollars in thousands)
Chandler Insurance .......................................  $        33,636  $          23,994        (2)
Swiss Reinsurance America Corporation (3).................           16,448                289         A
Westport Insurance Corporation (3)........................            8,837                  -         A
Transatlantic Reinsurance Company ........................            4,395              2,390         A
Markel Insurance Company .................................            3,875              1,841         A
                                                            ---------------  ------------------
     Top five reinsurers .................................  $        67,191  $          28,514
                                                            ===============  ==================
     All reinsurers ......................................  $        73,964  $          34,647
                                                            ===============  ==================
Percentage of total represented by top five reinsurers ...              91%                82%

-------------------------------------------------------------



(1)  Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2009.

(2)  Chandler Insurance owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO.  Chandler Insurance does not have an A.M. Best Company rating.  Although
     Chandler Insurance is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for
     NAICO's benefit.  At December 31, 2009, Chandler Insurance had cash and investments, including accrued interest, with a fair value of $33.1 million deposited in a trust account for the benefit of NAICO, and also had premiums receivable of $522,000 due from NAICO.

(3)  Westport Insurance Corporation and Swiss Reinsurance America Corporation are subsidiaries of Swiss
     Reinsurance Company.


  Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. NAICO incurred charges of $356,000, $166,000 and $180,000 during 2007, 2008 and
2009, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

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


                                                             YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                  2005      2006      2007      2008      2009
                                                --------  --------  --------  --------  --------
                                                             (Dollars in thousands)
Workers compensation:
 Net premiums earned .........................  $ 16,475  $ 15,361  $ 17,861  $ 20,681  $ 21,267
 Loss ratio ..................................       53%       63%       62%       76%       79%
Automobile liability:
 Net premiums earned .........................  $ 19,126  $ 21,122  $ 26,469  $ 21,537  $ 16,816
 Loss ratio ..................................       82%       99%       74%       70%       67%
Other liability:
 Net premiums earned .........................  $ 18,052  $ 16,628  $ 15,137  $ 16,301  $ 12,826
 Loss ratio ..................................       48%       57%       32%       38%       27%
Automobile physical damage:
 Net premiums earned .........................  $  5,807  $  5,008  $  6,096  $  5,492  $  4,995
 Loss ratio ..................................       56%       63%       55%       75%       50%
Inland marine:
 Net premiums earned .........................  $    337  $    309  $    157  $   (68)  $    222
 Loss ratio ..................................      162%       30%       19%      (5)%     (28)%
Property:
 Net premiums earned .........................  $  5,594  $  7,082  $    279  $      1  $    164
 Loss ratio ..................................       41%       41%       64%    (750)%     (17)%
Surety:
 Net premiums earned .........................  $    669  $    194  $    186  $     83  $     70
 Loss ratio ..................................    (255)%    (459)%    1,119%     (52)%      707%
Total:
 Net premiums earned .........................  $ 66,060  $ 65,704  $ 66,185  $ 64,027  $ 56,360
 Loss ratio ..................................       57%       69%       63%       64%       61%
 Underwriting expense ratio (1) ..............       35%       37%       36%       37%       39%
                                                --------  --------  --------  --------  --------
 Combined ratio (1) ..........................       92%      106%       99%      101%      100%
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

  Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses were approximately $10.9 million and $10.8 million at December 31, 2008 and 2009. Included in these recoverable amounts were net recoverables of $10.1 million in 2008 and 2009, related to a favorable jury verdict in civil litigation regarding certain surety bond claims during 2006. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS" for more information related to this litigation. NAICO may or may not recover the above estimated recoveries and could incur significant costs in collecting these recoverables.

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


                                                                    YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                       2005       2006       2007       2008       2009
                                                    ---------- ---------- ---------- ---------- ----------
                                                                        (In thousands)
Net balance at beginning of year .................  $  44,695  $  40,549  $  42,081  $  45,866  $  49,068
                                                    ---------- ---------- ---------- ---------- ----------
Net losses and loss adjustment expenses incurred
 related to:
    Current year .................................     30,985     41,644     40,194     38,869     33,480
    Prior years ..................................      6,339      3,829      1,199      2,071        734
                                                    ---------- ---------- ---------- ---------- ----------
      Total ......................................     37,324     45,473     41,393     40,940     34,214
                                                    ---------- ---------- ---------- ---------- ----------
Net paid losses and loss adjustment expenses
 related to:
    Current year .................................    (11,171)   (12,403)   (12,494)   (11,856)   (10,531)
    Prior years ..................................    (30,299)   (31,538)   (25,114)   (25,882)   (23,358)
                                                    ---------- ---------- ---------- ---------- ----------
      Total ......................................    (41,470)   (43,941)   (37,608)   (37,738)   (33,889)
                                                    ---------- ---------- ---------- ---------- ----------
Net balance at end of year .......................  $  40,549  $  42,081  $  45,866  $  49,068  $  49,393
                                                    ========== ========== ========== ========== ==========


  NAICO has experienced incurred losses related to prior accident years during each of the calendar years in the table above. The adverse loss development was generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and included provisions for potentially uncollectible reinsurance and deductibles. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

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

  During 2009, NAICO experienced adverse loss development totaling approximately $734,000 primarily in the workers compensation line of business in the standard lines program. A portion of the adverse loss development was offset by favorable development in the automobile liability and other liability lines of business in this program. The adverse loss development included approximately $180,000 for provisions for potentially uncollectible reinsurance.

  The following table represents the development of net balance sheet reserves for 2000 through 2009. The top line of the table shows the net reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses, net of reinsurance deductions, arising in the current and all prior years that are unpaid at the balance sheet date, including the net reserve for incurred but not reported claims. The upper portion of the table shows the cumulative net amounts paid as of successive years with respect to that reserve liability. The estimate for unpaid losses and loss adjustment expenses changes as more information becomes known about the frequency and severity of claims for individual years. The next portion of the table shows the revised estimated amount of the previously recorded net reserve based on experience as of the end of each succeeding year. The heading "net cumulative (deficiency) redundancy" represents the cumulative aggregate change in the estimates over all prior years. The last portion of the table provides a reconciliation of the net amounts to the gross amounts before any deductions for reinsurance. The gross cumulative deficiency or redundancy results from the same factors as those described above for the net amounts, and is also impacted by development of large claims that exceed NAICO's net retention including umbrella and surety per principal losses where NAICO has little or no net retention.

  In evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency recorded in 2003 for claims that occurred in 2000 will be included in the cumulative deficiency amount for years 2000, 2001, 2002 and 2003. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.


                                                                     DEVELOPMENT OF RESERVES
                                                                        AS OF DECEMBER 31,
                             -------------------------------------------------------------------------------------------------------
                                2000       2001       2002       2003      2004      2005      2006      2007      2008      2009
                             ---------- ---------- ---------- ---------- --------- --------- --------- --------- --------- ---------
                                                                          (In thousands)
Net reserve for unpaid losses and
 loss adjustment expenses .. $  46,707  $  32,812  $  33,191  $  29,343  $ 44,695  $ 40,549  $ 42,081  $ 45,866  $ 49,068  $ 49,393

Net paid (cumulative) as of
  One year later ...........    43,799     37,050     30,422     28,207    30,299    31,537    25,111    25,882    23,359
  Two years later ..........    66,141     60,560     51,375     50,158    50,183    46,348    39,931    40,569
  Three years later ........    81,635     77,413     68,643     63,900    58,263    54,405    45,919
  Four years later .........    91,403     89,349     79,591     69,099    63,164    57,341
  Five years later .........    97,700     98,060     83,845     72,937    64,596
  Six years later ..........    99,506    101,213     86,328     73,741
  Seven years later ........   101,257    103,109     87,005
  Eight years later ........   102,461    103,672
  Nine years later .........   102,355

Net liability re-estimated as of
 One year later ............    59,376     48,596     44,283     55,688    51,034    44,378    43,280    47,937    49,802
 Two years later ...........    74,325     67,903     70,058     61,369    50,989    50,909    45,071    51,047
 Three years later .........    86,377     89,608     73,962     61,216    57,175    53,585    49,338
 Four years later ..........   100,408     91,520     74,805     66,153    59,725    57,108
 Five years later ..........   102,370     91,700     79,781     68,663    62,907
 Six years later ...........   104,227     96,161     81,643     71,293
 Seven years later .........   106,396     98,123     84,232
 Eight years later .........   107,610    100,672
 Nine years later ..........   109,477

Net cumulative (deficiency)
 redundancy ................ $ (62,770) $ (67,860) $ (51,041) $ (41,950) $(18,212) $(16,559) $ (7,257) $ (5,181) $   (734) $      -

Supplemental gross data:
 Gross liability ........... $ 100,173  $  84,756  $  92,606  $  87,768  $108,233  $109,541  $ 83,253  $100,590  $101,459  $107,341
 Reinsurance recoverable ...    53,466     51,944     59,415     58,425    63,538    68,992    41,172    54,724    52,391    57,948
                             ---------- ---------- ---------- ---------- --------- --------- --------- --------- --------- ---------
 Net liability-end of year.. $  46,707  $  32,812  $  33,191  $  29,343  $ 44,695  $ 40,549  $ 42,081  $ 45,866  $ 49,068  $ 49,393
                             ========== ========== ========== ========== ========= ========= ========= ========= ========= =========

 Gross re-estimated
  liability - latest ....... $ 276,455  $ 304,793  $ 253,927  $ 188,155  $160,708  $139,781  $120,465  $117,954  $105,745
 Re-estimated recoverable -
  latest ...................   166,978    204,121    169,695    116,862    97,801    82,673    71,127    66,907    55,943
                             ---------- ---------- ---------- ---------- --------- --------- --------- --------- ---------
 Net re-estimated
  liability - latest ....... $ 109,477  $ 100,672  $  84,232  $  71,293  $ 62,907  $ 57,108  $ 49,338  $ 51,047  $ 49,802
                             ========== ========== ========== ========== ========= ========= ========= ========= =========

Gross cumulative (deficiency)
 redundancy ................ $(176,282) $(220,037) $(161,321) $(100,387) $(52,475) $(30,240) $(37,212) $(17,364) $ (4,286)
                             ========== ========== ========== ========== ========= ========= ========= ========= =========


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

  As of December 31, 2009, all of the investments of NAICO were in fixed-maturity investments, certificates of deposit insured by the Federal Deposit Insurance Corporation ("FDIC"), interest-bearing money market accounts, collateralized repurchase agreements and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. At December 31, 2009, approximately 96% of total fixed maturity investments were rated AA or better by Moody's Investor Service, Inc. or Standard & Poor's. Approximately 3% of total fixed maturities were rated A by Moody's Investor Service, Inc. or Standard & Poor's, and approximately 1% was rated BAA by Moody's Investor Service, Inc. and BBB by Standard & Poor's. NAICO's investment portfolio is managed by the Investment Committee of its Board of Directors. For additional information, see Notes to Consolidated Financial Statements.

DEBENTURES

  On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures (the "Debentures") with a maturity date of July 16, 2014. The Debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July
16, 2009 without penalty or premium. The indenture governing the Debentures was amended during 2003 to clarify that purchases of Debentures by Chandler USA through private treaty or on the open market for an agreed price of less than the sum of the principal amount and accrued interest are not considered to be a redemption of the Debentures, and that any such Debentures purchased by Chandler USA will be cancelled. At December 31, 2009, there was $6,979,000 principal amount of the Debentures outstanding. Chandler USA's subsidiaries and affiliates are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. For additional information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

  In December 2003, Chandler USA established Chandler Capital Trust II ("Trust II") by purchasing all of its common securities for $217,000.
Trust II is a Delaware statutory business trust and is a wholly owned non-consolidated subsidiary of Chandler USA. On December 16, 2003, Trust II issued $7.0 million of capital securities (the "Trust II Preferred Securities") to InCapS Funding II, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Trust II used the proceeds from the issuance to purchase $7,217,000 of floating rate junior subordinated debentures (the "Junior Debentures II") of Chandler USA. Distributions on the Junior Debentures II are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly). The interest rate was 4.38% at December 31, 2009. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures II, with such deferred payments accruing interest compounded quarterly. The Junior Debentures II are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium.

  The Junior Debentures II are the sole assets of Trust II and Trust II will distribute any cash payments it receives thereon to the holders of its preferred and common securities. Distributions on the Trust II Preferred Securities are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly). The interest rate was 4.38% at December 31, 2009. Trust II may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust II Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust II Preferred Securities are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium. All payments by Trust II regarding the Trust II Preferred Securities are guaranteed by Chandler USA.

  Trust I and Trust II are variable interest entities in which Chandler USA is not the primary beneficiary under GAAP because its interest is not variable. Therefore, Chandler USA is prohibited from consolidating these trusts even though it has 100% ownership, complete voting control and has guaranteed the performance of the trusts. Accordingly, Chandler USA carries the Junior Debentures I and Junior Debentures II as a liability on its consolidated balance sheets.

EMPLOYEES AND ADMINISTRATION

  At December 31, 2009, Chandler USA and its subsidiaries had 187 full-time employees. Chandler USA and its subsidiaries generally have enjoyed good relations with their employees.

COMPETITION

  NAICO operates in a highly competitive industry and faces competition from domestic and foreign insurers, many of which are larger, have greater financial, marketing and management resources, have more favorable ratings by ratings agencies and offer more diversified insurance coverages than NAICO.

  An insurance company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results improved. The pricing environment during 2005 through 2009 experienced downward pressure, particularly for larger accounts. NAICO was able to increase its pricing for most coverages from 2001 through 2005. However, the recent industry trend has been for insurers to maintain or reduce rate levels, and NAICO has reduced its pricing in certain situations and for certain coverages from 2006 through 2009. NAICO continues to experience competition in all of its programs. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

  As of December 31, 2009, NAICO had statutory earned surplus of $15.5 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2010 without the approval of the Oklahoma Department of Insurance is $5.4 million. NAICO paid shareholder dividends to Chandler USA totaling $2.1 million and $1.4 million in 2008 and 2009, respectively.

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


  The ratios of total adjusted capital to authorized control level RBC for NAICO were 6.5:1 and 7.3:1 at December 31, 2008 and 2009, respectively. Therefore, NAICO's total adjusted capital exceeds the level that would trigger regulatory attention pursuant to the risk-based capital requirement.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS-IRIS RATIOS

  The National Association of Insurance Commissioners Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios and specifies "usual values" for each ratio. Departure from the "usual values," which fluctuate annually, on four or more ratios generally leads to inquiries from individual state insurance commissioners. NAICO had one 2009 ratio that was outside of the "usual values".

  NAICO's "investment yield" as calculated using the IRIS formula was 2.9% during 2009 compared to a usual value of greater than 3.0% and less than 6.5%. NAICO maintains a high-quality investment portfolio, with no non-investment grade bonds, derivative instruments or real estate investments (other than real estate occupied by the company). NAICO's investment yield is largely dependent upon prevailing levels of interest rates. The significant decline in interest rates in recent years had a significant impact on NAICO's investment yield. NAICO has also increased its holdings of tax-exempt bonds, which generally have lower yields due to their tax advantaged status.

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

ITEM 1A.  RISK FACTORS.

  Our business is subject to numerous risks and uncertainties, the outcome of which may adversely impact future results of operations and financial condition. The following risks, as well as other information included in this 2009 Annual Report on Form 10-K, should be considered carefully.

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

OUR RESULTS MAY FLUCTUATE BASED ON MANY FACTORS, INCLUDING CYCLICAL CHANGES IN THE INSURANCE INDUSTRY.

  The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The industry's profitability can be affected significantly by rising levels of claim costs that are not known by companies at the time they price their products. The property and casualty insurance industry historically is cyclical. The demand for property and casualty insurance can vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases. The property and casualty insurance industry also has been very competitive. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results improved. The pricing environment during 2005 through 2009 experienced downward pressure, particularly for larger accounts. The recent industry trend has been for insurers to maintain or reduce rate levels, and NAICO has reduced its pricing in certain situations and for certain coverages from 2006 through 2009. Competition for profitable business in the past has resulted in pressure on pricing and less restrictive terms and conditions, contributing to the cyclical pricing and underwriting results.

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

  The severe downturn in the public debt and equity markets could result in a significant reduction in the fair value of our investment portfolio and our investment income. Depending on market conditions going forward, we could incur significant realized and unrealized losses in future periods, which could have an adverse impact on our results of operations, financial condition and financial strength ratings. We believe that we have mitigated the impact of these conditions by maintaining a high-quality investment portfolio. At December 31, 2009, approximately 96% of our fixed maturity investments were rated AA or better by Moody's Investor Service, Inc. or Standard & Poor's. Approximately 3% of total fixed maturities were rated A by Moody's Investor Service, Inc. or Standard & Poor's, and approximately 1% was rated BAA by Moody's Investor Service, Inc. and BBB by Standard & Poor's.

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

  NAICO's ability to write business is most influenced by our rating from A.M. Best Company. A.M. Best ratings are designed to assess an insurer's financial strength and ability to meet continuing obligations to policyholders. Currently, our rating from A.M. Best is "B+" (Good), with a stable outlook. NAICO's rating was downgraded to the current rating from "B++" effective June 21, 2005. The downgrade was primarily due to the significant net loss and decline in statutory surplus in 2004 which were driven by adverse loss reserve development on prior accident years.
We believe that as a result of our improved surplus and operating performance in 2006 through 2009, our rating will remain at least at its current level. However, there can be no assurance that A.M. Best will not change its rating in the future. A rating downgrade from A.M. Best could adversely affect the business we write and our results of operations.

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

  During 2009, approximately 78% of our written premiums were in the states of Oklahoma and Texas. Unusually severe storms or other natural or man-made disasters that destroy property in these states could adversely affect our operations. Our revenues and profitability are also subject to prevailing economic and regulatory conditions in these states. An economic downturn in these states could have a significant adverse impact on our business.
The loss of a significant amount of premiums written in either of these states, whether due to regulatory changes, competitive changes, economic downturns in these states or other reasons, would reduce our revenues and could have a material adverse effect on our results of operations, liquidity and/or financial condition.

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

ITEM 4.  RESERVED.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

  All of the common stock of Chandler USA, its sole class of common equity on the date hereof, is owned by Chandler Insurance. Chandler USA has never paid cash dividends on its common shares.

ITEM 6.  SELECTED FINANCIAL DATA.

  The selected financial data has been derived from the consolidated financial statements of Chandler USA and its subsidiaries, which appear in Item 15(a). The consolidated balance sheets of Chandler USA and its subsidiaries and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the five years in the period ended December 31, 2009 have been audited by HoganTaylor LLP, independent auditors, whose independent auditors' report expresses an unqualified opinion. Tullius Taylor Sartain & Sartain LLP merged with Hogan & Slovacek, P.C. to form HoganTaylor LLP effective January 7, 2009. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements of Chandler USA and the notes thereto appearing in Item 15(a).


                                                                         YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------
                                                              2005      2006      2007      2008      2009
                                                            --------- --------- --------- --------- ---------
                                                                          (Dollars in thousands)
OPERATING DATA
Revenues
  Direct premiums written and assumed ....................  $120,344  $113,043  $100,081  $ 98,384  $ 91,185
                                                            ========= ========= ========= ========= =========
  Net premiums earned ....................................  $ 66,060  $ 65,704  $ 66,185  $ 64,027  $ 56,360
  Investment income, net (1) .............................     2,798     9,801      (572)    3,347     3,168
  Interest income, net from related parties ..............       670       792       941       647       438
  Realized investment gains, net .........................       383       745       214        95     1,527
  Other income ...........................................       251       317     1,916     2,069     2,037
                                                            --------- --------- --------- --------- ---------
Total revenues ...........................................    70,162    77,359    68,684    70,185    63,530
                                                            --------- --------- --------- --------- ---------

Operating expenses
  Losses and loss adjustment expenses ....................    37,324    45,473    41,393    40,940    34,214
  Policy acquisition costs ...............................    10,671    11,666    12,547    12,348    12,044
  General and administrative expenses ....................    12,749    12,469    12,790    13,124    11,437
  Interest expense .......................................     2,535     2,690     2,703     2,569     2,357
                                                            --------- --------- --------- --------- ---------
Total operating expenses .................................    63,279    72,298    69,433    68,981    60,052
                                                            --------- --------- --------- --------- ---------
Income (loss) before income taxes ........................     6,883     5,061      (749)    1,204     3,478
Federal income tax benefit (provision) ...................    (2,450)   (1,665)       87      (679)   (1,296)
                                                            --------- --------- --------- --------- ---------
Net income (loss) ........................................  $  4,433  $  3,396  $   (662) $    525  $  2,182
                                                            ========= ========= ========= ========= =========

Combined loss and underwriting expense ratio (2) .........       92%      106%       99%      101%      100%

BALANCE SHEET DATA
Cash and investments .....................................  $ 86,316  $ 89,703  $ 97,199  $103,673  $111,073
Amounts due from related parties .........................     9,360     9,584    11,506    11,869    12,697
Total assets .............................................   245,059   222,772   234,367   234,647   247,345
Unpaid losses and loss adjustment expenses ...............   109,541    83,253   100,590   101,459   107,341
Debentures ...............................................     6,979     6,979     6,979     6,979     6,979
Junior subordinated debentures issued to affiliated
  trusts .................................................    20,620    20,620    20,620    20,620    20,620
Total liabilities ........................................   205,373   179,808   190,763   189,282   200,172
Shareholder's equity .....................................    39,686    42,964    43,604    45,365    47,173

------------------------------------------------------------


(1) Net investment income included $6.6 million for the accrual of prejudgment interest on a favorable jury verdict in 2006.  In January 2008, the court entered a final judgment on this matter which resulted in the accrual of prejudgment interest being reduced by $4.1 million during 2007.  For additional information, see "MANAGEMENT'S
    DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

  Chandler USA is engaged in various property and casualty insurance operations through its wholly owned subsidiaries, NAICO and CIMI. NAICO writes various property and casualty insurance products through two separate marketing programs: standard lines and political subdivisions. The lines of insurance written by NAICO are commercial coverages consisting of workers compensation, automobile liability, other liability (including general liability, products liability and umbrella liability), automobile physical damage, property, surety and inland marine. During 2005, NAICO began writing homeowner and dwelling fire and allied lines policies in the state of Texas through a managing general agent. NAICO discontinued its homeowners program during 2006. NAICO also transferred its property and inland marine business for the standard lines and political subdivisions programs to Praetorian effective January 1, 2007 through an arrangement between Praetorian and CIMI. CIMI and Praetorian terminated this arrangement effective June 29, 2009. Effective July 1, 2009, the property, inland marine, automobile liability, automobile physical damage and other liability lines of insurance in NAICO's political subdivisions program are being written by Greenwich through an arrangement with CIMI. See "Insurance Programs" for more information. NAICO markets these products through a network of independent insurance agents. A portion of the insurance written by NAICO is reinsured by Chandler USA's parent Chandler Insurance. CIMI is an underwriting manager and wholesaler that offers multiple insurance products for businesses in various industries and political subdivisions.

SUMMARY OF RESULTS

  For the year ended December 31, 2009, Chandler USA had net income of $2.2 million compared to $525,000 for 2008 and a net loss of $662,000 for 2007. The net loss in 2007 was primarily due to the reversal of a portion of the prejudgment interest income that was accrued during 2006 on a favorable jury verdict. This is discussed in more detail under "Litigation" and in Note
11 to Consolidated Financial Statements.

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

  NAICO's loss reserves consist of case reserves and reserves for incurred but not reported ("IBNR") claims. Case reserves are established by claims personnel based on a review of the facts known at the time the claim is reported, and are subsequently revised as more information about a claim becomes known. IBNR is computed using various actuarial methods and techniques and includes reserves for losses that have occurred but for which claims have not yet been reported, including provision for expected future development on case reserves. As of December 31, 2009, NAICO's case reserves and IBNR for each line of business are shown in the following table.


                                Gross reserves at December 31, 2009    Net reserves at December 31, 2009
                                -----------------------------------    ---------------------------------
                                   Case                    Total          Case                  Total
                                 reserves      IBNR      reserves       reserves     IBNR     reserves
                                ----------- ----------- -----------    ---------- ---------- -----------
                                          (In thousands)                        (In thousands)

 Workers compensation .........  $  35,033   $  26,738   $  61,771      $ 14,915   $ 12,118   $  27,033
 Automobile liability .........     22,363      12,503      34,866        15,902      7,211      23,113
 Other liability ..............      4,424      26,683      31,107         2,621      7,706      10,327
 Automobile physical damage ...        226           -         226           159          -         159
 Property .....................          7           -           7             -          -           -
 Surety .......................    (20,922)        285     (20,637)      (11,239)         -     (11,239)
 Accident and health ..........          1           -           1             -          -           -
 Inland marine ................          -           -           -             -          -           -
                                ----------- ----------- -----------    ---------- ---------- -----------
  Total reserves .............. $   41,132  $   66,209  $  107,341     $  22,358  $  27,035  $   49,393
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

  The following table shows the recorded reserves and the high and low point estimates based on the results of the various actuarial methods described above as of December 31, 2009.


      Lines of Insurance                            Low        High      Recorded
    -------------------------------------------  ---------  ----------  ----------
                                                          (In thousands)
    Gross Reserves
    --------------
      Workers compensation ....................  $ 41,540   $  63,574   $  55,424
      Automobile liability ....................    25,510      36,776      34,066
      Other liability .........................    17,747      68,529      30,267
      Automobile physical damage ..............       223         956         223
      Surety bonds ............................   (20,643)    (20,643)    (20,643)
      Involuntary workers compensation pools ..     5,085       5,085       5,085
      Other ...................................     2,919       2,919       2,919
                                                 ---------  ----------  ----------
        Total .................................  $ 72,381   $ 157,196   $ 107,341
                                                 =========  ==========  ==========
    Net Reserves
    --------------
      Workers compensation ....................  $ 13,016   $  21,907   $  20,388
      Automobile liability ....................    18,214      26,138      22,314
      Other liability .........................     6,339      15,403       9,487
      Automobile physical damage ..............       156         658         156
      Surety bonds ............................   (11,245)    (11,245)    (11,245)
      Involuntary workers compensation pools ..     5,085       5,085       5,085
      Other ...................................     3,208       3,208       3,208
                                                 ---------  ----------  ----------
        Total .................................  $ 34,773   $  61,154   $  49,393
                                                 =========  ==========  ==========


  For the workers compensation gross and net reserves, NAICO's actuaries selected an average of the results of all methods examined for accident years 2000 through 2008. For the 2009 accident year, the actuaries selected the case incurred projection for both gross and net reserves. For the automobile liability gross and net reserves, the actuaries relied on the average of the results of all methods examined for accident years prior to 2009. The 2009 accident year selection was based on a judgmentally selected loss ratio. General liability gross and net reserves were based on the average of all methods examined for all accident years except 2008. The case incurred Bornhuetter-Ferguson projection was selected for the 2008 accident year for both gross and net reserves. The loss settlement period for automobile physical damage claims is relatively short, and the actuaries used case incurred losses for their selection for all accident years. Surety bond reserves are actually a net receivable due to anticipated subrogation recoveries. Certain involuntary workers compensation pools provided their own estimates and NAICO records these estimates plus an accrual to account for the lag time in reporting to NAICO.

  The estimation methods chosen are those that are believed to produce the most reliable indication at that particular evaluation date for the losses being evaluated. The actuarial methods used in the 2009 loss reserve analysis were similar to those used in the 2008 analysis. During 2008, NAICO modified the way that the loss data was grouped for analysis purposes so that the data could be analyzed by line of business rather than by insurance program. Management believes that by doing so, the analysis is enhanced since each line of business may produce different loss development trend patterns.

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

  Management believes that its unpaid losses and related reinsurance recoverables are fairly stated as of December 31, 2009. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management's informed estimates, assumptions and judgments using data currently available.

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

  In addition, at December 31, 2009, Chandler USA had net operating loss carryforwards available for Oklahoma state income taxes totaling approximately $33.9 million which expire in the years 2010 through 2029. A valuation allowance has been provided for the tax effect of the state net operating loss since realization of such amount is not considered more likely than not.

OTHER

  See Note 1 to Consolidated Financial Statements for information related to other accounting and reporting policies.

ECONOMIC CONDITIONS

  The impact of a recession on Chandler USA would depend on its duration and severity. A prolonged downturn in the economy could result in decreased demand for NAICO's insurance products and an increase in uncollectible premiums and/or reinsurance recoverables. In addition, an economic downturn could result in an increase in the number of insurance claims if insureds decrease expenditures that promote safety. Much of NAICO's insurance business is concentrated in the Southwest and Midwest areas of the United States. Approximately $71.1 million, or 78%, of NAICO's direct written and assumed premiums in 2009 were in the states of Oklahoma and Texas. An economic downturn in these states could have a significant adverse impact on Chandler USA. A recession might also cause defaults on fixed-income securities or a decrease in the value of equity securities owned by NAICO. Management believes it has mitigated the impact of a recession by employing conservative underwriting practices and strict credit policies and maintaining a high-quality investment portfolio.

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

  An insurance company's capacity to write insurance policies is dependent on a variety of factors including its net worth or "surplus," the lines of business written, the types of risk insured and its profitability. During the late 1990's and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990's and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry's underwriting results improved. The pricing environment during 2005 through 2009 experienced downward pressure, particularly for larger accounts. NAICO was able to increase its pricing for most coverages from 2001 through 2005. However, the recent industry trend has been for insurers to maintain or reduce rate levels, and NAICO has reduced its pricing in certain situations and for certain coverages from 2006 through 2009. NAICO continues to experience competition in all of its programs. NAICO's underwriting philosophy is to forego underwriting risks from which it is unable to obtain what it believes to be adequate premium rates.

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

                                             YEAR ENDED DECEMBER 31,
                                         --------------------------------
                                            2007       2008       2009
                                         ---------- ---------- ----------
                                              (Dollars in thousands)
INSURANCE PROGRAMS
----------------------------------------
STANDARD LINES
  Net premiums earned .................. $  62,342  $  61,047  $  54,129
  Loss ratio ...........................      59.5%      63.7%      58.4%
POLITICAL SUBDIVISIONS
  Net premiums earned .................. $   3,436  $   2,747  $   1,925
  Loss ratio ...........................      46.1%      67.7%      81.2%
HOMEOWNERS
  Net premiums earned .................. $       9  $       -  $       -
  Loss ratio ...........................   (560.0)%         -%         -%
SURETY BONDS
  Net premiums earned .................. $     186  $      83  $      70
  Loss ratio ...........................   1,119.1%    (51.9)%     704.3%
OTHER (1)
  Net premiums earned .................. $     212  $     150  $     236
  Loss ratio ...........................     307.2%     127.8%     222.9%
TOTAL
  Net premiums earned .................. $  66,185  $  64,027  $  56,360
  Loss ratio ...........................      62.5%      63.9%      60.7%

-------------------------


(1) This category is comprised primarily of the run-off of discontinued programs and NAICO's participation in various mandatory workers compensation pools.


                                             YEAR ENDED DECEMBER 31,
                                         --------------------------------
                                            2007       2008       2009
                                         ---------- ---------- ----------
                                              (Dollars in thousands)
LINE OF INSURANCE
----------------------------------------
WORKERS COMPENSATION
  Net premiums earned .................. $  17,861  $  20,681  $  21,267
  Loss ratio ...........................      62.2%      75.8%      78.5%
AUTOMOBILE LIABILITY
  Net premiums earned .................. $  26,469  $  21,537  $  16,816
  Loss ratio ...........................      73.7%      69.6%      67.5%
OTHER LIABILITY
  Net premiums earned .................. $  15,137  $  16,301  $  12,826
  Loss ratio ...........................      32.4%      37.7%      27.0%
AUTOMOBILE PHYSICAL DAMAGE
  Net premiums earned .................. $   6,096  $   5,492  $   4,995
  Loss ratio ...........................      55.0%      75.4%      50.4%
INLAND MARINE
  Net premiums earned .................. $     157  $     (68) $     222
  Loss ratio ...........................      18.9%     (5.2)%    (28.4)%
PROPERTY
  Net premiums earned .................. $     279  $       1  $     164
  Loss ratio ...........................      63.9%   (750.4)%    (17.1)%
SURETY
  Net premiums earned .................. $     186  $      83  $      70
  Loss ratio ...........................   1,119.1%    (51.9)%     707.1%
TOTAL
  Net premiums earned .................. $  66,185  $  64,027  $  56,360
  Loss ratio ...........................      62.5%      63.9%      60.7%


PAGE>

PREMIUMS EARNED

  The following tables set forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance for each year presented:


                                       GROSS PREMIUMS EARNED            NET PREMIUMS EARNED
                                  -------------------------------  -------------------------------
     INSURANCE PROGRAMS             2007       2008       2009       2007       2008       2009
--------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
                                                           (In thousands)
Standard lines .................  $100,844   $ 96,587   $ 87,100   $ 62,342   $ 61,047   $ 54,129
Political subdivisions .........     5,084      4,191      2,955      3,436      2,747      1,925
Homeowners .....................       501          -          -          9          -          -
Surety bonds ...................       266        119        101        186         83         70
Other ..........................       214        150        236        212        150        236
                                  ---------  ---------  ---------  ---------  ---------  ---------
TOTAL ..........................  $106,909   $101,047   $ 90,392   $ 66,185   $ 64,027   $ 56,360
                                  =========  =========  =========  =========  =========  =========

                                       GROSS PREMIUMS EARNED           NET PREMIUMS EARNED
                                  -------------------------------  -------------------------------
     LINES OF INSURANCE             2007       2008       2009       2007       2008       2009
--------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
                                                           (In thousands)
Workers compensation ...........  $ 28,337   $ 31,967   $ 32,687   $ 17,861   $ 20,681   $ 21,267
Automobile liability ...........    39,298     31,261     24,441     26,469     21,537     16,816
Other liability ................    28,995     29,732     25,070     15,137     16,301     12,826
Automobile physical damage .....     9,021      8,065      7,424      6,096      5,492      4,995
Inland marine ..................       247        (99)       337        157        (68)       222
Property .......................       745          2        333        279          1        164
Surety .........................       266        119        100        186         83         70
                                  ---------  ---------  ---------  ---------  ---------  ---------
TOTAL ..........................  $106,909   $101,047   $ 90,392   $ 66,185   $ 64,027   $ 56,360
                                  =========  =========  =========  =========  =========  =========


  Gross premiums earned decreased 5% and 11% in 2008 and 2009, respectively. The decrease in 2008 gross premiums earned was due primarily to a decrease in automobile liability premiums in the standard lines program. During 2009, the standard lines and political subdivisions programs experienced significant decreases in gross premiums earned, primarily in the automobile liability and other liability lines of business. Gross premiums earned in the workers compensation line of business increased slightly during 2009. Gross premiums earned in Texas decreased 21% and 14% in 2008 and 2009, respectively, and gross premiums earned in Oklahoma increased 6% in 2008 and decreased 2% in 2009.

  Net premiums earned decreased 3% in 2008 and 12% in 2009. During 2008, net premiums earned increased for the workers compensation and other liability lines of insurance, but decreased for automobile liability due to the decrease in gross premiums earned. During 2009, net premiums earned increased slightly in the workers compensation line of business, but decreased in the automobile liability and other liability lines of business due to the decrease in gross premiums earned.

  Gross premiums earned in the standard lines program decreased 4% in 2008 and 10% in 2009. Gross premiums earned for workers compensation business in this program increased $3.7 million or 13% in 2008, and $651,000 or 2% in 2009. Gross premiums earned from trucking accounts decreased $8.2 million in 2008 and $6.2 million in 2009. Net premiums earned in the standard lines program decreased 2% in 2008 and 11% in 2009. Net premiums earned from trucking accounts decreased $4.6 million in 2008 and $4.2 million in 2009.

  From January 2007 to the second quarter of 2009, the property and inland marine lines of insurance that were previously written by NAICO in the standard lines program were written by Praetorian Insurance Company ("Praetorian") through an arrangement between Praetorian and CIMI. Under this arrangement, CIMI received commission income for the business it produced for Praetorian. NAICO handles all claims for this business under a separate claims handling agreement with Praetorian. CIMI and Praetorian terminated this arrangement effective June 29, 2009, and NAICO resumed writing these lines of insurance in this program.

  Gross premiums earned in the political subdivisions program decreased 18% and 29% in 2008 and 2009, respectively. Net premiums earned decreased 20% and 30% in 2008 and 2009, respectively. From January 2007 to the second quarter of 2009, the property and inland marine lines of insurance in the political subdivisions program that were previously written by NAICO were written by Praetorian through an arrangement between Praetorian and CIMI. CIMI and Praetorian terminated this arrangement effective June 29, 2009. Effective July 1, 2009, the property, inland marine, automobile liability, automobile physical damage and other liability lines of insurance in the political subdivisions program that were previously written by NAICO are being written by Greenwich Insurance Company ("Greenwich") through an arrangement with CIMI. Under this arrangement, CIMI will receive commission income for the business it produces. CIMI is responsible for the payment of commissions to the producing agents, and is also responsible for providing underwriting and loss control services for this business. NAICO handles all claims for this business under a separate claims handling agreement with Greenwich. NAICO will continue to write workers compensation coverages for the political subdivisions program and has agreed to reinsure on a quota share basis 35% of the first $1,000,000 of loss per occurrence of the other liability business in this program. Because of these changes, NAICO expects its future premiums earned for the political subdivisions program to decrease significantly.

  In 2005, NAICO began writing homeowner and dwelling policies in the state of Texas through a managing general agent. NAICO discontinued this program during 2006 due primarily to increased catastrophic exposures.

  Gross premiums earned in the surety bond program decreased 55% and 15% in 2008 and 2009, respectively. Net premiums earned decreased 55% and 16% in 2008 and 2009, respectively. NAICO is no longer actively marketing its surety bond program.

  Other programs in the preceding table include premiums from the runoff of various programs which are no longer offered by NAICO and NAICO's participation in various mandatory pools covering workers compensation for insureds that were unable to purchase this coverage from an insurance company on a voluntary basis.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

  At December 31, 2009, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate and tax exempt bonds and certificates of deposit insured by the FDIC, with approximately 7% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans. During 2007, NAICO reversed $4.1 million of prejudgment interest income based on a final judgment entered by the court. The prejudgment interest income had been accrued during 2006 on a favorable jury verdict in civil litigation regarding certain surety bond claims in 2006. See Litigation and Note 11 of Notes to Consolidated Financial Statements.

  Net investment income, excluding interest income from related parties and the prejudgment interest, decreased 6% in 2008 and 5% in 2009. Interest income from related parties was $941,000, $647,000 and $438,000 during 2007, 2008 and 2009, respectively. The decreases in 2008 and 2009 were due to lower interest rates. See Liquidity and Capital Resources.

  Net realized investment gains were $214,000, $95,000 and $1,527,000 in 2007, 2008 and 2009, respectively.

  The average net yield on the fixed maturity portfolio, including net realized investment gains, was 4.0%, 3.4% and 4.3% in 2007, 2008 and 2009, respectively. The average net yield on the fixed maturity portfolio, excluding net realized investment gains, was 3.8% for 2007, 3.3% for 2008 and 2.9% for 2009. Chandler USA excludes interest income from related parties when calculating its average net yield on the portfolio. Chandler USA's average net yield has been reduced by investment expenses to subsidize a premium finance program for certain insureds of NAICO. While such expenses reduce Chandler USA's average net yield, the premium finance program enhances cash flow by providing cash which is available for investment earlier than conventional deferred payment plans. Based on information provided by the premium finance company, the outstanding balance of premiums financed at December 31, 2009 was approximately $12.1 million. The average yield on the fixed maturity portfolio before deducting investment expenses was 4.2% in 2007, 3.6% in 2008 and 3.1% in 2009, excluding net realized capital gains.

OTHER INCOME

  Other income was $1.9 million, $2.1 million and $2.0 million during 2007, 2008 and 2009, respectively. Other income included net commission income related to business produced by CIMI for insurance companies other than NAICO totaling $1.3 million in 2007, and $1.6 million in 2008 and 2009, respectively.

LOSSES AND LOSS ADJUSTMENT EXPENSES

  Chandler USA estimates losses and loss adjustment expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates are based on data available at the time of the estimate and are periodically reviewed by independent professional actuaries. See "BUSINESS - Reserves."

  The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 62.5%, 63.9% and 60.7% in 2007, 2008 and 2009, respectively. Weather-related losses (net of applicable reinsurance) from wind and hail were $109,000, $344,000 and $92,000 in 2007, 2008 and 2009, respectively, and increased the respective loss ratios by 0.2, 0.5 and 0.2 percentage points. Weather-related losses have decreased due in part to the transfer of the property and inland marine lines of business in the standard lines and political subdivisions programs to Praetorian from January 2007 through June 2009. Effective July 1, 2009, the property and inland marine lines of business in the political subdivisions program are being written by Greenwich.

  NAICO experienced $1.2 million, $2.1 million and $734,000 of incurred losses related to prior accident years during 2007, 2008 and 2009, respectively. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. The development was primarily a function of more adverse frequency and severity patterns than previously anticipated. Since such development patterns were not present in the loss history available at the time the earlier estimates were prepared, they could therefore not be anticipated. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

  The following table sets forth the loss development by line of business during each of the calendar years shown.


                                                      Calendar years
                                             --------------------------------
                                                2007       2008       2009
                                             ---------- ---------- ----------
                                                      (In thousands)
  Workers compensation ..................... $   1,314  $   3,536  $   3,958
  Automobile liability ....................       (691)    (1,660)    (1,966)
  Other liability ..........................    (1,796)       216     (1,572)
  Automobile physical damage ...............        65          1        120
  Property .................................      (173)        23        (14)
  Surety ...................................     2,074        (49)       489
  Accident and health ......................       394          -       (218)
  Inland marine ............................        12          4        (63)
                                             ---------- ---------- ----------
                                             $   1,199  $   2,071  $     734
                                             ========== ========== ==========


  During 2007, certain surety bond estimated recoveries were reduced based on a final judgment entered by the court regarding certain surety bond claims. The reduction of the estimated recoveries accounted for $1.8 million of the loss development for surety business during 2007. During 2008, workers compensation losses developed adversely by $3.5 million, but the automobile liability line of business offset approximately $1.7 million of this. During 2009, workers compensation losses developed adversely by $4.0 million, but the automobile liability line of business offset approximately $2.0 million of this, and the other liability line offset approximately $1.6 million of this. The 1997-2001 accident years have clearly been the problematic years where the loss development was so significant. During those years, NAICO's premium volume grew from $123 million in 1997 to $197 million in 2000, before dropping to $159 million in 2001. Much of that growth was attributable to the planned expansion of NAICO's Texas business. This growth occurred at a time when premium rates were very soft. The expansion into Texas began in the last half of 1996. NAICO had written business in Texas for many years with reasonably good experience. Based on this experience, management believed the economic and tort climates were similar to Oklahoma. This did not turn out as expected, especially in regards to business in south and east Texas. Because this expansion was primarily a casualty driven book of business, it took several years to realize that claims in many areas of Texas were more severe and emerged differently than Oklahoma claims. As the historical loss data picked up the development of these claims, the projections of ultimate losses became more accurate.

  The following table sets forth the net reserves at the beginning of each accident year, the loss development incurred during each calendar year, and the re-estimated net reserves as of the beginning of each calendar year.


                                                                        Accident years
                                 --------------------------------------------------------------------------------------------
                                 Prior to
                                   2001      2001      2002     2003      2004     2005     2006     2007     2008     Total
                                 -------- ---------- -------- --------- -------- -------- -------- -------- -------- ---------
                                                                          (In thousands)
Reserves at beginning of 2007 .. $ 4,596  $ (11,030) $ 1,610  $  2,132  $ 3,492  $12,051  $29,230  $     -  $     -  $ 42,081
Development during 2007 ........   2,169      2,292      515       (39)   1,249      345   (5,332)       -        -     1,199
                                 -------- ---------- -------- --------- -------- -------- -------- -------- -------- ---------
Re-estimated reserves at
 beginning of 2007 ............. $ 6,765  $  (8,738) $ 2,125  $  2,093  $ 4,741  $12,396  $23,898  $     -  $     -  $ 43,280
                                 ======== ========== ======== ========= ======== ======== ======== ======== ======== =========

Reserves at beginning of 2008 .. $ 5,013  $ (10,139) $ 1,028  $  1,154  $ 1,855  $ 5,660  $13,618  $27,677  $     -  $ 45,866
Development during 2008 ........   1,214        749     (100)      647       40      125     (884)     280        -     2,071
                                 -------- ---------- -------- --------- -------- -------- -------- -------- -------- ---------
Re-estimated reserves at
 beginning of 2008 ............. $ 6,227  $  (9,390) $   928  $  1,801  $ 1,895  $ 5,785  $12,734  $27,957  $     -  $ 47,937
                                 ======== ========== ======== ========= ======== ======== ======== ======== ======== =========

Reserves at beginning of 2009 .. $ 5,024  $ (10,084) $   339  $    443  $   836  $ 2,629  $ 5,980  $16,932  $26,969  $ 49,068
Development during 2009 ........   1,865        683       40        41      552      341      744   (1,156)  (2,376)      734
                                 -------- ---------- -------- --------- -------- -------- -------- -------- -------- ---------
Re-estimated reserves at
 beginning of 2009 ............. $ 6,889  $  (9,401) $   379  $    484  $ 1,388  $ 2,970  $ 6,724  $15,776  $24,593  $ 49,802
                                 ======== ========== ======== ========= ======== ======== ======== ======== ======== =========


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

  During 2009, NAICO experienced adverse loss development totaling
$734,000 primarily in the workers compensation line of business in the standard lines program. A portion of the adverse loss development was offset by favorable development in the automobile liability and other liability lines of business in this program. The adverse loss development included approximately $180,000 for provisions for potentially uncollectible reinsurance.

  Since 2001, management has undertaken several initiatives to improve the quality and profitability of business. These initiatives included significant rate increases, changes in coverage forms that limit or eliminate coverage, reduction or elimination of classes of business that have not been profitable, reduction or elimination of business in geographic areas that have not been profitable and increased emphasis on risk selection. Management has also improved case reserving which improves the overall reserving accuracy and also leads to better underwriting decisions.

  Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. During 2007, 2008 and 2009, NAICO incurred charges of $356,000, $166,000 and $180,000, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

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

  The following table sets forth Chandler USA's policy acquisition costs for each of the three years ended December 31, 2007, 2008 and 2009:


                                                       YEAR ENDED DECEMBER 31,
                                                   --------------------------------
                                                      2007       2008       2009
                                                   ---------- ---------- ----------
                                                            (In thousands)
Commissions expense .............................. $  13,987  $  14,029  $  13,514
Other premium related assessments ................     1,020      1,098      1,227
Premium taxes ....................................     2,014      1,965      1,781
Excise taxes .....................................       280        266        240
Other expense ....................................       789        540        684
                                                   ---------- ---------- ----------
Total direct expenses ............................    18,090     17,898     17,446

Indirect underwriting expenses ...................     5,906      6,322      5,815
Commissions received from reinsurers .............   (11,176)   (11,686)   (10,975)
Adjustment for deferred acquisition costs ........      (273)      (186)      (242)
                                                   ---------- ---------- ----------
Net policy acquisition costs ..................... $  12,547  $  12,348  $  12,044
                                                   ========== ========== ==========


  Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 24.0% in 2007, 24.6% in 2008 and 25.5% in 2009. For these periods, commissions expense as a percentage of gross written and assumed premiums was 14.0%, 14.3% and 14.8%.

  Indirect underwriting expenses as a percentage of direct written and assumed premiums were 5.9% in 2007 and 6.4% in 2008 and 2009, respectively. The increase in indirect underwriting expenses during 2008 was primarily due to increased marketing costs. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percentage of ceded reinsurance premiums were 31.4%, 32.4% and 31.7% in 2007, 2008 and 2009, respectively.

                                                                      PAGE 33
GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses were 11.8%, 12.7% and 12.4% of gross premiums earned and other income in 2007, 2008 and 2009, respectively. The increase in the 2008 percentage was due to a decrease in gross premiums earned of $5.9 million along with an increase of 2.6% in general and administrative expenses. During 2009, general and administrative expenses decreased 12.9%. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors, including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's revenues.

INTEREST EXPENSE

  Interest expense decreased 5.0% in 2008 and 8.3% in 2009. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The decreases in 2008 and 2009 were due primarily to the decrease in interest rates during these periods, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

FEDERAL INCOME TAXES

  Chandler USA's federal income tax benefit (provision) as a percentage of income (loss) before income taxes was 11.6%, 56.4% and 37.3% for 2007, 2008 and 2009, respectively. The 2007 percentage was lower than the percentage expected using U.S. Federal enacted income tax rates due primarily to the impact of nondeductible expenses on the net loss before income taxes. The 2008 and 2009 percentages were higher than the percentage expected due primarily to the impact of nondeductible expenses on net income before income taxes.

  At December 31, 2009, Chandler USA had a net deferred tax asset of $3.1 million. Chandler USA believes it is more likely than not that the deferred income tax asset will be realized through future earnings. As a result, a valuation allowance has not been recorded. Chandler USA used the same assumptions as in internal financial projections to estimate future taxable income. If Chandler USA's results are not as profitable as anticipated, a valuation allowance may have to be established for the remaining deferred tax assets.

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

  As of December 31, 2009, NAICO had statutory earned surplus of $15.5 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2010 without the approval of the Oklahoma Department of Insurance is $5.4 million. NAICO paid shareholder dividends to Chandler USA totaling $2.1 million and $1.4 million during 2008 and 2009, respectively.

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

  NAICO maintains a liquid operating position and follows investment guidelines that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet obligations and keeping a sufficient margin of capital and surplus to ensure unimpaired ability to write insurance. At December 31, 2009, approximately 96% of total fixed maturity investments were rated AA or better by Moody's Investor Service, Inc. or Standard & Poor's. Approximately 3% of total fixed maturities were rated A by Moody's Investor Service, Inc. or Standard & Poor's, and approximately 1% was rated BAA by Moody's Investor Service, Inc. and BBB by Standard & Poor's.

  NAICO purchases investments to support its investment strategies which are developed based on many factors including rate of return, maturity, credit risk, tax considerations, regulatory requirements and its mix of business.
As of December 31, 2009, all of the investments of NAICO were in fixed-maturity investments, certificates of deposit insured by the FDIC, interest-bearing money market accounts, collateralized repurchase agreements and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. At the time of purchase, investments in debt securities that NAICO has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Investments classified as trading are actively and frequently bought and sold with the objective of generating income on short-term differences in price. Realized and unrealized gains and losses on securities classified as trading account assets are recognized in current operations. NAICO has not classified any investments as trading account assets. Debt securities not classified as held to maturity or trading and equity securities are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of deferred income tax as a separate component of other comprehensive income until realized.

  Chandler USA provided $8.7 million, $6.0 million and $8.4 million in cash from operations in 2007, 2008 and 2009, respectively. The cash provided by operations in 2007 included an increase in unpaid losses and loss adjustment expenses of $17.3 million, but this was offset in part by an increase in reinsurance recoverable on unpaid losses of $10.6 million. These increases were primarily the result of reducing the estimated recoveries on certain surety bond claims based on a final judgment entered by the court. See "Litigation." The cash provided by operations in 2008 included a decrease in reinsurance recoverable on unpaid losses of $2.3 million, a decrease in premiums receivable of $1.7 million, a decrease in prepaid reinsurance premiums of $948,000 and an increase in unpaid losses and loss adjustment expenses of $869,000. These were partially offset by a decrease in unearned premiums of $2.7 million. The cash provided by operations in 2009 included an increase in unpaid losses and loss adjustment expenses of $5.9 million, an increase in premiums payable of $1.8 million, an increase in policyholder deposits of $1.3 million, an increase in accrued taxes and other payables of $814,000, and a decrease in premiums receivable of $745,000. These were partially offset by an increase in reinsurance recoverables on unpaid losses of $5.6 million.

  Cash flows from investing activities were primarily the result of normal purchases and sales of investment securities. Net realized investment gains before income taxes were $214,000, $95,000 and $1,527,000 during 2007, 2008 and 2009, respectively, from the sale of investments. NAICO received proceeds of $17.6 million, $6.7 million and $30.1 million during 2007, 2008 and 2009, respectively, from the sale of available for sale securities prior to their maturity. The market value of NAICO's available for sale fixed-income investments increased $2.2 million and $1.9 million in 2007 and 2008 and decreased $532,000 in 2009, respectively, due primarily to changes in interest rates and other economic conditions experienced during this time. The average maturity of NAICO's fixed maturity investments was 3.7 years and 5.0 years at December 31, 2008 and 2009, respectively.

  Cash flows from financing activities were primarily the result of payments and loans between Chandler USA and Chandler Insurance. Chandler USA and Chandler Insurance are parties to an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2008 and 2009, Chandler USA had a receivable of $11.9 million and $12.7 million, respectively, under the Credit Agreement, and Chandler USA earned $881,000, $590,000 and $388,000 in interest income under the Credit Agreement during 2007, 2008 and 2009, respectively.

  NAICO is required to deposit securities with regulatory agencies in several states in which it is licensed as a condition of conducting operations in the state. At December 31, 2009, the total amount of cash and investments restricted as a result of these arrangements was $8.1 million. In addition, NAICO has deposited $28.1 million of cash and investments into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. During 2009, NAICO established a letter of credit in the amount of $500,000 and pledged cash and investments in this amount. The letter of credit secures reserves assumed under a quota share reinsurance agreement.

  During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004 and March 2007, the lease was extended for additional three year terms, and during March 2010, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $10,929 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 4.25% at December 31, 2009. The interest rate is subject to a minimum rate of 5.5% beginning in March 2010. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.5 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.2 million. See Note 12 to Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

  The following table provides the future payments due by period under contractual obligations as of December 31, 2009, aggregated by type of obligation:


                                       LESS THAN      1-3        3-5     MORE THAN
                                        ONE YEAR     YEARS      YEARS     5 YEARS     TOTAL
                                       ----------  ---------  ---------  ---------  ---------
                                                           (In thousands)
Unpaid losses and loss adjustment
  expenses (1) ....................... $   46,033  $  45,917  $  12,671  $   2,720  $ 107,341
Future minimum rental payments
  under operating leases .............        368        494         35          -        897
Guaranteed residual value of
  operating lease (2) ................          -          -      1,199          -      1,199
Capital leases .......................         50         60          -          -        110
Debentures ...........................          -          -      6,979          -      6,979
Junior subordinated debentures
  issued to affiliated trusts ........          -          -          -     20,620     20,620
                                       ----------  ---------  ---------  ---------  ---------
  Total .............................. $   46,451  $  46,471  $  20,884  $  23,340  $ 137,146
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

  On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby and the denial of its claims against NAICO and Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts. The recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses related to this litigation were approximately $10.1 million at December 31, 2008 and December 31, 2009.

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

  As of December 31, 2009, substantially all of the investments of NAICO were in fixed-maturity investments, certificates of deposit insured by the FDIC, interest-bearing money market accounts, collateralized repurchase agreements and common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. At December 31, 2009, approximately 96% of total fixed maturity investments were rated AA or better by Moody's Investor Service, Inc. or Standard & Poor's. Approximately 3% of total fixed maturities were rated A by Moody's Investor Service, Inc. or by Standard & Poor's, and approximately 1% was rated BAA by Moody's Investor Service, Inc. and BBB by Standard & Poor's. NAICO does not hold any investments classified as trading account assets or derivative financial instruments.

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


                                                                                 Estimated
                                                                              fair value after
                                                                                hypothetical
                                    Fair value at         Hypothetical            change in
                                     December 31,          change in           interest rate
                                ----------------------    interest rate    ----------------------
                                   2008        2009     (bp=basis points)     2008        2009
                                ----------  ----------  -----------------  ----------  ----------
                                (Dollars in thousands)                     (Dollars in thousands)
Fixed-maturity investments ...  $   77,096  $  103,221  100 bp increase    $   74,603  $   99,174
                                                        200 bp increase        72,247      95,538
                                                        100 bp decrease        78,678     107,144
                                                        200 bp decrease        81,410     111,514


  The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2009 would reduce the estimated fair value of NAICO's fixed-maturity investments by approximately $7.7 million at that date.

  NAICO's portfolio of equities has exposure to equity price risk. Equity price risk is defined as the potential loss in fair value resulting from an adverse change in prices. At December 31, 2008 and 2009, Chandler USA's equity securities consisted of common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. The equities are carried on the balance sheet at fair value. The changes in estimated fair value of the equity portfolio are presented as a component of shareholder's equity in accumulated other comprehensive income, net of taxes.

  The table below summarizes NAICO's equity price risk and shows the effect of a hypothetical 20% decrease and a 20% increase in market prices as of December 31, 2008 and 2009. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.


                                                                             Estimated
                                                                          fair value after
                                Fair value at                               hypothetical
                                 December 31,                            change in prices
                            ----------------------     Hypothetical    ----------------------
                               2008        2009        price change       2008        2009
                            ----------  ----------  -----------------  ----------  ----------
                            (Dollars in thousands)                     (Dollars in thousands)
Equity securities ........  $      76   $      42   20% increase ....  $      91   $      50
                                                    20% decrease ....         61          34


  Chandler USA is obligated for $7.0 million principal amount of Debentures that have a maturity date of July 16, 2014. The Debentures have a fixed interest rate of 8.75%. At December 31, 2009, the fair value of Chandler USA's Debentures was estimated to be $7.1 million based on an analytically determined valuation from an independent rating organization. Chandler USA's Debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The Debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate was 4.38% at December 31, 2009. At December 31, 2009, the fair value of Chandler USA's junior subordinated debentures was estimated to be $22.0 million.

  During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004 and March 2007, the lease was extended for additional three year terms, and during March 2010, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $10,929 plus
(ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime, which was 4.25% at December 31, 2009. The interest rate is subject to a minimum rate of 5.5% beginning in March 2010. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.5 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.2 million.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act").
Under the supervision and with the participation of Chandler USA's management, including our Chief Executive Officer and Chief Financial
Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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


NAME                  AGE     POSITION
--------------------  ---   ---------
W. Brent LaGere       64    Chairman of the Board, Chief Executive Officer, Compensation
                               Committee Member and Director.

Mark T. Paden         53    President, Compensation Committee Member and Director.

Lance A. LaGere       29    Executive Vice President and Chief Operating Officer.

Richard L. Evans      63    Senior Vice President and Director.

R. Patrick Gilmore    58    Senior Vice President, Secretary, General Counsel and Director.

Mark C. Hart          54    Senior Vice President-Finance, Chief Financial Officer and Treasurer.

M. Steven Blain       52    Vice President.

Robert L. Rice        75    Audit Committee Chairman and Director.

W. Scott Martin       59    Audit Committee Member and Director.

William T. Keele      73    Audit Committee Member and Director.


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

DIRECTOR QUALIFICATIONS

  The preceding paragraphs provide information about each director of Chandler USA, including the director's particular business experience, qualifications, directorships for the past five years, and attributes or skills that led our Board of Directors and sole shareholder to conclude that they should serve as a director of Chandler USA.

  The Board of Directors consists of a total of seven individuals, including four directors who are also employees, and three non-employee directors.
The current members who are also employees are our Chief Executive Officer who also serves as our Chairman of the Board, our President, our Senior Vice President and General Counsel, and our Senior Vice President of Claims. Our three non-employee directors include a certified public accountant who serves as Chairman of our Audit Committee, a member who is primarily involved in the banking industry and a member who is President of a construction and steel fabrication firm. Each director has more than twenty years of business experience.

  Since Chandler USA's sole shareholder is Chandler Insurance, we do not have a director nominating committee. Directors are nominated and elected by our sole shareholder.

BOARD LEADERSHIP STRUCTURE AND RISK OVERSIGHT

  Chandler USA's Chairman of the Board is also our Chief Executive Officer. We believe that this structure is the most appropriate structure for Chandler USA based on the business experience of our Chairman, Mr. W. Brent LaGere, his knowledge of our industry, and our ownership structure which is described in Item 12 "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS." We have not designated a lead independent director.

  Management is primarily responsible for assessing and managing our exposure to risk. Our Audit Committee, which is comprised of our three non-employee directors, meets regularly with our independent auditors and our independent actuary to review our financial condition and to discuss operations. The Audit Committee regularly reports to our full Board of Directors, which also considers our exposure to various risks.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

  Based solely upon a review of Forms 3, 4 and 5, any amendments thereto furnished to Chandler USA pursuant to the rules of the Securities and Exchange Commission, or written representations from certain reporting persons presented to Chandler USA, all such reports required to be filed by reporting persons have been filed in a timely fashion during the fiscal year ended December 31, 2009.

ITEM 11.  EXECUTIVE COMPENSATION.

GENERAL

  We believe that our compensation policies and practices for all employees, including non-executive officers, do not create risks that are reasonably likely to have a material adverse effect on Chandler USA. We have not engaged or paid compensation consultants.

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

BASE SALARIES

  The purpose of the base salary is to reflect each executive's job responsibilities and to reward each executive's job performance. During 2009, the following base salaries were approved for our named executive officers:


                                                             PERCENTAGE
     NAMED EXECUTIVE OFFICER               2009 BASE SALARY   INCREASE
     ------------------------------------  ----------------  ----------
     W. Brent LaGere ....................  $        589,360          -%
     Mark T. Paden ......................           364,659        3.0%
     Richard L. Evans ...................           302,760        3.0%
     R. Patrick Gilmore .................           263,695          -%
     Mark C. Hart .......................           182,586          -%


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

CASH BONUSES

  While the company does not have a formal incentive bonus program, all of the named executive officers are eligible to receive cash bonuses. The amount of cash bonuses to be paid are determined at the discretion of the Compensation Committee. During 2009, the Compensation Committee awarded cash bonuses to the named executive officers as shown in the Summary Compensation Table that follows. These cash bonuses were paid during the years in which they are reported.

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

                              SUMMARY COMPENSATION TABLE

                                                                                   ALL OTHER
NAME AND PRINCIPLE POSITION                       YEAR    SALARY      BONUS      COMPENSATION(1)     TOTAL
---------------------------------------------     ----  ----------  ----------   ---------------  ------------
W. Brent LaGere, Chairman of the Board            2009  $ 589,360   $ 443,811    $      606,186   $ 1,639,357
 and CEO                                          2008    566,419     735,482           608,574     1,910,475
                                                  2007    549,255     504,777         1,432,763     2,486,795

Mark T. Paden, President                          2009    363,774     159,000           137,369       660,143
                                                  2008    353,178     132,000           105,171       590,349
                                                  2007    342,891     183,000           155,994       681,885

Richard L. Evans, Senior                          2009    302,025       3,445            23,999       329,469
 Vice President - Claims                          2008    293,229           -            25,808       319,037
                                                  2007    284,688       8,000            22,972       315,660

R. Patrick Gilmore, Senior Vice President,        2009    263,695           -            14,993       278,688
 Secretary and General Counsel                    2008    258,574      25,000            14,169       297,743
                                                  2007    251,043       8,000            14,867       273,910

Mark C. Hart, Senior Vice President - Finance,    2009    182,586           -             6,600       189,186
 Chief Financial Officer and Treasurer            2008    180,592           -             6,225       186,817
                                                  2007    175,332      15,000             6,225       196,557

-------------------------------------------------------

 (1) The amounts shown in this column include matching contributions under Chandler USA's 401(k) plan, life and disability insurance premiums and various perquisites and tax gross-ups as detailed below.


                         SUPPLEMENTAL TABLE FOR ALL OTHER COMPENSATION

                                   401(K)      LIFE          OTHER
                                  COMPANY    INSURANCE      PERSONAL       TAX
NAMED EXECUTIVE OFFICER    YEAR  MATCH (1)  PREMIUMS (2)  EXPENSES (3)  GROSS-UPS (4)    TOTAL
-------------------------  ----  ---------  ------------  ------------  -------------  ----------
W. Brent LaGere .........  2009  $  6,600   $   100,280   $   251,603   $    247,703   $  606,186
                           2008     6,225        82,075       267,528        252,746      608,574
                           2007     6,225       100,280       729,179        597,079    1,432,763

Mark T. Paden ...........  2009     6,600         2,500        78,326         49,943      137,369
                           2008     6,225         3,900        53,425         41,621      105,171
                           2007     6,225        15,882        72,953         60,934      155,994

Richard L. Evans ........  2009     6,600         5,000         8,786          3,613       23,999
                           2008     6,225         5,000        12,219          2,364       25,808
                           2007     6,225         5,000         8,111          3,636       22,972

R. Patrick Gilmore ......  2009     6,600         2,100         4,927          1,366       14,993
                           2008     6,225         1,900         5,146            898       14,169
                           2007     6,225         2,000         5,188          1,454       14,867

Mark C. Hart ............  2009     6,600             -             -              -        6,600
                           2008     6,225             -             -              -        6,225
                           2007     6,225             -             -              -        6,225

----------------------------------


(1) The amounts shown in this column reflect company matching contributions under our 401(k) plan.

(2) The amounts shown in this column reflect the premiums paid or to be paid under life insurance arrangements with the named executive officers.  A portion of the premiums for each year
    ($30,153 for Mr. LaGere, $2,500 for Mr. Paden, $5,000 for Mr. Evans and $2,100 for Mr. Gilmore
    during 2009) were paid under a split dollar life insurance plan.  Under this plan, Chandler USA or its subsidiaries pay the premiums for life insurance issued to the named executive officer.
    Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the named executive officer cancels and surrenders the policy.



(3) The amounts shown in this column reflect various personal expenses, none of which individually exceeded the greater of $25,000 or ten percent of total perquisites for each named executive officer except as disclosed below.  Personal expenses during 2009 included company provided automobiles and payment of disability insurance premiums for Messrs. LaGere, Paden, Evans and
    Gilmore.  In addition, the amounts shown for Mr. LaGere and Mr. Paden include automobile lease and related payments for each of their spouses, gasoline and other automobile related expenses for their spouses and other family members, club memberships and related expenses, payments for personal insurance premiums, payments related to personally owned watercraft, payments for miscellaneous personal expenses and personal flights on company provided aircraft.  Mr. LaGere's personal expenses also included estate planning services, payments for home improvements and payments for personal charges on personal credit cards of $145,936 during 2009. The incremental cost to the company of the personal use of company provided aircraft is calculated based on the variable operating cost per flight hour.

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


                                     DIRECTOR COMPENSATION

                                                    FEES EARNED
NAME                                    YEAR      OR PAID IN CASH      TOTAL
-----------------------------------   --------    ---------------    ----------
Robert L. Rice ...................    2009        $        13,125    $   13,125
                                      2008                 13,125        13,125
                                      2007                 12,375        12,375

W. Scott Martin ..................    2009                 11,250        11,250
                                      2008                 11,250        11,250
                                      2007                 11,250        11,250

William T. Keele .................    2009                 10,750        10,750
                                      2008                 11,250        11,250
                                      2007                 11,250        11,250


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

March 2, 2010                                     Compensation Committee:
                                                   W. Brent LaGere
                                                   Mark T. Paden

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

  All of the common stock of Chandler USA, its sole class of common equity, is owned by Chandler Insurance.

  The following table sets forth the number and percentage of outstanding shares of each class of the capital stock of Chandler Insurance that, as of February 28, 2010, are beneficially owned by (i) each director of Chandler USA and Chandler Insurance, (ii) each of the named executive officers and (iii) all current directors and executive officers as a group:



                                                                                     BENEFICIAL OWNERSHIP
                                                              --------------------------------------------------------------
                                                                TYPE OF CAPITAL SHARES          NUMBER OF
NAME OF DIRECTOR OR EXECUTIVE OFFICER                            OF CHANDLER INSURANCE      CAPITAL SHARES (1)   PERCENT (2)
------------------------------------------------------------  --------------------------   --------------------  -----------

W. Brent LaGere (3) ........................................  Class A Common Shares                   500,661         80.0%
                                                              Series A Preferred Shares               285,266         80.0%
                                                              Series B Preferred Shares                75,757         80.0%
                                                              Series C Preferred Shares               113,134         18.1%

Mark T. Paden (4) ..........................................  Class A Common Shares                   125,165         20.0%
                                                              Series A Preferred Shares                71,317         20.0%
                                                              Series B Preferred Shares                18,939         20.0%
                                                              Series C Preferred Shares                28,283          4.5%

Lance A. LaGere (5) ........................................  Class A Common Shares                   370,890         59.3%
                                                              Series A Preferred Shares               211,311         59.3%
                                                              Series B Preferred Shares                56,117         59.3%
                                                              Series C Preferred Shares                83,804         13.4%

Richard L. Evans ...........................................  Series C Preferred Shares                   937          0.2%

All directors and officers as a group (4 persons) ..........  Class A Common Shares                   625,826        100.0%
                                                              Series A Preferred Shares               356,583        100.0%
                                                              Series B Preferred Shares                94,696        100.0%
                                                              Series C Preferred Shares               142,354         22.8%
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

(2) Based on 625,826 Class A Common Shares of Chandler Insurance, 356,583 Series A Preferred Shares of Chandler Insurance,
    94,696 Series B Preferred Shares of Chandler Insurance and 624,569 Series C Preferred Shares of Chandler Insurance
    outstanding on February 28, 2010.

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

SHAREHOLDERS HOLDING OVER FIVE PERCENT

  Listed below are persons, other than those listed previously, who are known by Chandler USA to own beneficially more than 5% of Chandler Insurance's
Class A Common Shares as of February 28, 2010. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the common shares beneficially owned.


                                                                         BENEFICIAL OWNERSHIP
                                                    ---------------------------------------------------------------
                                                      TYPE OF CAPITAL SHARES       NUMBER OF
NAME OF SHAREHOLDER                                    OF CHANDLER INSURANCE     CAPITAL SHARES (1)    PERCENT (2)
--------------------------------------------------  --------------------------  --------------------  --------------
Malinda K. LaGere Laird, Mathew C. LaGere and       Class A Common Shares             370,890               59.3%
  Lance A. LaGere, Successor Co-Trustees of         Series A Preferred Shares         211,311               59.3%
  the W. Brent LaGere Irrevocable Trust             Series B Preferred Shares          56,117               59.3%
  1010 Manvel Avenue, Chandler, Oklahoma 74834 (3)  Series C Preferred Shares          83,804               13.4%

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

(2) Based on 625,826 Class A Common Shares of Chandler Insurance, 356,583 Series A Preferred Shares of Chandler Insurance,
    94,696 Series B Preferred Shares of Chandler Insurance and 624,569 Series C Preferred Shares of Chandler Insurance
    outstanding on February 28, 2010.

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

  During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004 and March 2007, the lease was extended for additional three year terms, and during March 2010 the lease was extended for an additional three years. See Note 12 to Consolidated Financial Statements for additional information. W. Scott Martin, a director of NAICO and Chandler USA, is an officer and director of the bank that participated in these transactions, and is also a significant shareholder of the bank's holding company. Mr. Martin is also a director of the bank that Chandler USA and its subsidiaries use as their principal disbursement bank, and is a significant shareholder of the bank's holding company. The balances maintained by Chandler USA and each subsidiary are fully insured by the FDIC, and Chandler USA and its subsidiaries pay customary service charges to the bank for the services provided.

  During 2006, CIMI purchased two limited partnership units in Basin Drilling #2 LP for $2,000 and purchased 8% cumulative subordinated debentures in the amount of $500,000. The timing of payment of interest and principal on the debentures is subject to various restrictions contained in the cumulative subordinated debenture note. Interest has been paid through September 30, 2008. The purpose of the partnership is to own and operate an oil and gas drilling rig. CIMI financed the purchase with a $500,000 variable rate bank loan. CIMI paid off the balance of this bank loan in December 2007. The partnership is managed by Basin Management, LLC ("BMLLC") who is the General Partner. W. Scott Martin, a director of NAICO and Chandler USA, is the Manager for BMLLC, and is also a director of the bank and a significant shareholder of the bank holding company that provided the bank loan described above. During 2008, the drilling rig was stacked due to the current economic environment until it can be re-deployed in the future when economic conditions and the demand for drilling rigs improves. CIMI recorded a reserve for possible loss in the partnership of $252,000 plus accrued interest in the amount of $50,000 as of December 31, 2009.

  During 2008, W. Brent LaGere, the LaGere Trust and the Paden Trust pledged certain capital shares of Chandler Insurance to a bank to secure certain loans made by the bank to these parties. W. Scott Martin, a director of NAICO and Chandler USA, is a director of the bank and a significant shareholder of the bank holding company that provided these bank loans.

  Chandler USA leases a rural property from Davenport Farms, Inc. ("Davenport Farms"), a corporation owned by W. Brent LaGere, Richard L. Evans and Mark T. Paden. Chandler USA has placed three mobile homes on the property, drilled a water well connected to the mobile homes and made other smaller improvements to the property. Its personnel maintain these improvements. These mobile homes and the property provide hunting, fishing, lodging, dining and other outdoor recreational activities for the entertainment of customers and business associates of Chandler USA and/or its subsidiaries. Chandler USA pays no rent to Davenport Farms but reimburses it for one-half of the utilities and for certain other expenses. Chandler USA has also agreed to indemnify Davenport Farms for claims arising out of its use of the property. Chandler USA retains the right to remove all structures located upon the property when the lease terminates. In 2007, 2008 and 2009, Chandler USA incurred approximately $302,000, $361,000 and $332,000, respectively, in expenses associated with its use of this property, including $3,000, $4,000 and $4,000 for reimbursement of certain expenses, such as utility and similar expenses, for the years 2007, 2008 and 2009, respectively.

DIRECTOR INDEPENDENCE

  Chandler USA is a privately held corporation with only debt securities listed on the NYSE Amex LLC ("NYSE Amex") exchange (formerly known as the American Stock Exchange). NYSE Amex requires that a majority of the directors be "independent directors" as defined in the NYSE Amex's Company Guide. Chandler USA has relied upon an exception to this requirement which is provided for companies listing only debt securities. The Board of Directors has determined that Messrs. Rice, Martin and Keele are independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

  The aggregate audit fees billed or to be billed by HoganTaylor LLP for the audit of Chandler USA's annual financial statements and review of financial statements included in Chandler USA's Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $195,800 and $202,800 for the years ended December 31, 2008 and 2009, respectively.

AUDIT-RELATED FEES

  The aggregate fees billed for professional services rendered by HoganTaylor LLP for audit related services rendered in connection with the audits of employee benefit plans and consultation on accounting standards or transactions were $19,500 and $20,000 for the years ended December 31, 2008 and 2009, respectively.

TAX FEES

  The aggregate fees billed or to be billed for professional services rendered by HoganTaylor LLP for tax compliance, tax advice and tax planning were $46,670 and $36,400 for the years ended December 31, 2008 and 2009, respectively.

ALL OTHER FEES

  There were no fees billed by HoganTaylor LLP for professional services other than those reported in the categories above for the years ended December 31, 2008 and 2009.

POLICY ON PRE-APPROVAL OR RETENTION OF INDEPENDENT AUDITORS

  All audit and permitted non-audit services for which Chandler USA engages HoganTaylor LLP require pre-approval by Chandler USA's Audit Committee. The percentage of Audit-Related Fees, Tax Fees and All Other Fees out of all fees paid to HoganTaylor LLP was 25.3% and 21.7% for the years ended December 31, 2008 and 2009, respectively.


                                       PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

   (a) 1. FINANCIAL STATEMENTS. The consolidated balance sheets of Chandler USA and its subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2009, together with the related notes thereto and the report of HoganTaylor LLP, independent auditors on such financial statements, are filed as a part of this Form 10-K. See accompanying Index on page F-1.

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

            10.3 Amendment to Employment Agreement, effective as of January 1, 1999, by and between Chandler (U.S.A.), Inc. and Brenda
                  B. Watson.  (1)

            10.4 Intercompany Credit Agreement effective as of January 1, 2001, by and between Chandler (U.S.A.), Inc. and Chandler Insurance (Barbados), Ltd. (2)

            10.5 Stock Purchase Agreement effective as of December 1, 2002, by and among Brown & Brown, Inc., Chandler (U.S.A.), Inc., Chandler Insurance Company, Ltd., National American Insurance Company, W. Brent LaGere and Mark T. Paden. (3)

            10.6 Amended and Restated Declaration of Trust of Chandler Capital Trust I dated as of May 22, 2003 among Chandler (U.S.A.), Inc., as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and W. Brent LaGere, Mark T. Paden and Mark C. Hart, as administrators. (4)

            10.7 Indenture, dated as of May 22, 2003 among Chandler (U.S.A.),Inc., as issuer, and Wilmington Trust Company, as trustee.  (4)

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

                           CHANDLER (U.S.A.), INC.

Date: March 2, 2010   By:  /s/ W. Brent LaGere
                           ----------------------------------------------------
                           W. Brent LaGere
                            Chairman of the Board and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: March 2, 2010        /s/ W. Brent LaGere
                           ----------------------------------------------------
                           W. Brent LaGere, Chairman of the Board,
                            Chief Executive Officer and Director
                            (Principal Executive Officer)

Date: March 2, 2010        /s/ Mark T. Paden
                           ----------------------------------------------------
                           Mark T. Paden, President and Director


Date: March 2, 2010        /s/ Mark C. Hart
                           ----------------------------------------------------
                           Mark C. Hart, Senior Vice President - Finance,
                            Chief Financial Officer and Treasurer
                            (Principal Financial and Accounting Officer)


Date: March 2, 2010        /s/ Richard L. Evans
                           ----------------------------------------------------
                           Richard L. Evans, Senior Vice President and Director


Date: March 2, 2010        /s/ R. Patrick Gilmore
                           ----------------------------------------------------
                            R. Patrick Gilmore, Senior Vice President,
                             Secretary, General Counsel and Director


Date: March 2, 2010        /s/ Robert L. Rice
                           ----------------------------------------------------
                           Robert L. Rice, Director

Date: March 2, 2010        /s/ W. Scott Martin
                           ----------------------------------------------------
                           W. Scott Martin, Director

Date: March 2, 2010        /s/ William T. Keele
                           ----------------------------------------------------
                           William T. Keele, Director

                            CHANDLER (U.S.A.), INC.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                      PAGES
                                                                                                -----------------
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2008 and 2009 .................................         F-2

Consolidated Statements of Operations for the years ended
  December 31, 2007, 2008 and 2009 ...........................................................         F-3

Consolidated Statements of Comprehensive Income for the years ended
  December 31, 2007, 2008 and 2009 ...........................................................         F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2007, 2008 and 2009 ...........................................................         F-5

Consolidated Statements of Shareholder's Equity for the years ended
  December 31, 2007, 2008 and 2009 ...........................................................         F-6

Notes to Consolidated Financial Statements ...................................................   F-7 through F-29

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
  and Financial Statement Schedules ..........................................................         F-30

SCHEDULES

  I     Summary of Investments - Other Than Investments in Related Parties ...................         F-31

  II    Condensed Financial Information of Registrant ........................................  F-32 through F-34

  III   Supplementary Insurance Information ..................................................         F-35

  IV    Reinsurance ..........................................................................         F-36

  V     Valuation and Qualifying Accounts ....................................................         F-37

  VI    Supplemental Information (Concerning Property-Casualty Insurance Operations) .........         F-38


                            CHANDLER (U.S.A.), INC.
                          CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share amounts)

                                                                                                  DECEMBER 31,
                                                                                             -----------------------
                                                                                                2008         2009
                                                                                             ----------   ----------
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    Restricted (amortized cost $34,243 and $34,923 in 2008 and 2009, respectively) ......... $  35,397    $  35,392
    Unrestricted (amortized cost $40,771 and $66,735 in 2008 and 2009, respectively) .......    41,699       67,829
  Equity securities at fair value (cost $0 in 2008 and 2009) ...............................        76           42
  Short-term investments at fair value (amortized cost $5,853 and $380 in 2008
    and 2009, respectively) ................................................................     5,865          380
                                                                                             ----------   ----------
    Total investments ......................................................................    83,037      103,643
Cash and cash equivalents ($118 and $2,194 restricted in 2008 and 2009, respectively) ......    20,636        7,430
Accrued investment income ..................................................................     1,018        1,228
Premiums receivable, less allowance for non-collection of $138 and $291 at
  2008 and 2009, respectively ..............................................................    26,405       25,305
Reinsurance recoverable on paid losses .....................................................       423          316
Reinsurance recoverable on unpaid losses, less allowance for non-collection
  of $231 and $298 at 2008 and 2009, respectively ..........................................    32,492       36,588
Reinsurance recoverable on unpaid losses from related parties ..............................    19,899       21,360
Prepaid reinsurance premiums ...............................................................     2,882        3,424
Prepaid reinsurance premiums to related parties ............................................    12,203       12,276
Deferred policy acquisition costs ..........................................................     1,304        1,546
Property and equipment, net ................................................................     7,849        7,174
Amounts due from related parties ...........................................................    11,869       12,697
State insurance licenses, net ..............................................................     3,745        3,745
Other assets ...............................................................................    10,885       10,613
                                                                                             ----------   ----------
Total assets ............................................................................... $ 234,647    $ 247,345
                                                                                             ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ............................................... $ 101,459    $ 107,341
  Unearned premiums ........................................................................    43,725       44,519
  Policyholder deposits ....................................................................     7,820        9,094
  Accrued taxes and other payables .........................................................     6,017        6,831
  Premiums payable .........................................................................     2,440        4,266
  Premiums payable to related parties ......................................................       222          522
  Debentures ...............................................................................     6,979        6,979
  Junior subordinated debentures issued to affiliated trusts ...............................    20,620       20,620
                                                                                             ----------   ----------
    Total liabilities ......................................................................   189,282      200,172
                                                                                             ----------   ----------
Commitments and contingencies (Notes 11 and 12)

Shareholder's equity
  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ....................................................         2            2
  Paid-in surplus ..........................................................................    60,584       60,584
  Accumulated deficit ......................................................................   (16,654)     (14,472)
  Accumulated other comprehensive income:
    Unrealized gain on investments available for sale, net of deferred income taxes ........     1,433        1,059
                                                                                             ----------   ----------
    Total shareholder's equity .............................................................    45,365       47,173
                                                                                             ----------   ----------
Total liabilities and shareholder's equity ................................................. $ 234,647    $ 247,345
                                                                                             ==========   ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                               2007         2008         2009
                                                                           ------------ ------------ ------------
Premiums and other revenues
  Direct premiums written and assumed ...................................  $   100,081  $    98,384  $    91,185
  Reinsurance premiums ceded ............................................       (7,690)      (9,476)     (10,653)
  Reinsurance premiums ceded to related parties .........................      (27,959)     (26,596)     (23,994)
                                                                           ------------ ------------ ------------

    Net premiums written and assumed ....................................       64,432       62,312       56,538
  Decrease (increase) in unearned premiums ..............................        1,753        1,715         (178)
                                                                           ------------ ------------ ------------

    Net premiums earned .................................................       66,185       64,027       56,360

Investment income (loss), net ...........................................         (572)       3,347        3,168
Interest income, net from related parties ...............................          941          647          438
Realized investment gains, net ..........................................          214           95        1,527
Other income ............................................................        1,916        2,069        2,037
                                                                           ------------ ------------ ------------
    Total premiums and other revenues ...................................       68,684       70,185       63,530
                                                                           ------------ ------------ ------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts ceded
    to related parties of $16,808, $15,532 and $14,791
    in 2007, 2008 and 2009, respectively ................................       41,393       40,940       34,214
  Policy acquisition costs, net of ceding commissions received from related parties of $10,633, $10,112 and $9,123
    in 2007, 2008 and 2009, respectively ................................       12,547       12,348       12,044
  General and administrative expenses ...................................       12,790       13,124       11,437
  Interest expense ......................................................        2,703        2,569        2,357
                                                                           ------------ ------------ ------------
    Total operating costs and expenses ..................................       69,433       68,981       60,052
                                                                           ------------ ------------ ------------

Income (loss) before income taxes .......................................         (749)       1,204        3,478
Federal income tax benefit (provision) ..................................           87         (679)      (1,296)
                                                                           ------------ ------------ ------------
Income (loss) ...........................................................  $      (662) $       525  $     2,182
                                                                           ============ ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                    2007         2008         2009
                                                                               ------------ ------------ ------------
Net income (loss) ...........................................................  $      (662) $       525  $     2,182
                                                                               ------------ ------------ ------------
Other comprehensive income (loss), before income tax:
 Unrealized gains on securities:
  Unrealized holding gains arising during period ............................        2,187        1,968          961
  Less: Reclassification adjustment for gains included in net income (loss)..         (214)         (95)      (1,527)
                                                                               ------------ ------------ ------------
Other comprehensive income (loss), before income tax ........................        1,973        1,873         (566)

Income tax benefit (provision) related to items of other
 comprehensive income (loss) ................................................         (671)        (637)         192
                                                                               ------------ ------------ ------------
Other comprehensive income (loss), net of income tax ........................        1,302        1,236         (374)
                                                                               ------------ ------------ ------------
Comprehensive income ........................................................  $       640  $     1,761  $     1,808
                                                                               ============ ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                               2007         2008         2009
                                                                           ------------ ------------ ------------
OPERATING ACTIVITIES
  Net income (loss) .....................................................  $      (662) $       525  $     2,182
  Add (deduct):
    Adjustments to reconcile net income (loss) to cash
      provided by operating activities:
      Realized investment gains, net ....................................         (214)         (95)      (1,527)
      Net (gains) losses on sale of property and equipment ..............           (6)           7           34
      Amortization and depreciation .....................................        1,431        1,555        1,866
      Provision for non-collection of premiums ..........................           19           30          355
      Provision for non-collection of reinsurance recoverables ..........          356          166          179
      Provision for non-collection of debenture .........................            -          262           40
      Net change in non-cash balances relating to operating activities:
        Accrued investment income .......................................        4,148         (144)        (210)
        Premiums receivable .............................................        2,861        1,693          745
        Reinsurance recoverable on paid losses ..........................         (260)         503           (5)
        Reinsurance recoverable on unpaid losses ........................      (10,557)       3,552       (4,163)
        Reinsurance recoverable on unpaid losses from related parties ...       (3,104)      (1,211)      (1,461)
        Prepaid reinsurance premiums ....................................        4,498          223         (542)
        Prepaid reinsurance premiums to related parties .................          578          725          (73)
        Deferred policy acquisition costs ...............................         (273)        (186)        (242)
        Other assets ....................................................       (1,373)        (156)         367
        Unpaid losses and loss adjustment expenses ......................       17,337          869        5,882
        Unearned premiums ...............................................       (6,828)      (2,664)         794
        Policyholder deposits ...........................................          284         (127)       1,274
        Accrued taxes and other payables ................................          997          240          814
        Premiums payable ................................................          308          177        1,826
        Premiums payable to related parties .............................         (804)          24          300
                                                                           ------------ ------------ ------------
      Cash provided by operating activities .............................        8,736        5,968        8,435
                                                                           ------------ ------------ ------------
INVESTING ACTIVITIES
  Short-term investments:
    Purchases ...........................................................       (1,330)      (6,424)        (380)
    Maturities ..........................................................          285        1,615        5,850
  Unrestricted fixed maturities available for sale:
    Purchases ...........................................................      (13,585)     (38,722)     (64,552)
    Sales ...............................................................       10,120        6,417       30,104
    Maturities ..........................................................        8,588       19,682        8,405
  Equity securities available for sale:
    Purchases ...........................................................       (5,811)        (266)           -
    Sales ...............................................................        7,457          270            -
  Cost of property and equipment purchased ..............................         (696)        (642)        (266)
  Proceeds from sale of property and equipment ..........................           50          145           27
                                                                           ------------ ------------ ------------
      Cash provided by (applied to) investing activities ................        5,078      (17,925)     (20,812)
                                                                           ------------ ------------ ------------
FINANCING ACTIVITIES
  Payments and loans from related parties ...............................        2,164        2,639        2,292
  Payments and loans to related parties .................................       (4,086)      (3,002)      (3,121)
  Payments on bank loan .................................................         (339)           -            -
                                                                           ------------ ------------ ------------
      Cash applied to financing activities ..............................       (2,261)        (363)        (829)
                                                                           ------------ ------------ ------------
  Increase (decrease) in cash and cash equivalents during the period ....       11,553      (12,320)     (13,206)
  Cash and cash equivalents at beginning of period ......................       21,403       32,956       20,636
                                                                           ------------ ------------ ------------
  Cash and cash equivalents at end of period ............................  $    32,956  $    20,636  $     7,430
                                                                           ============ ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (Amounts in thousands)

                                                                           Accumulated
                                                                              other          Total
                                       Common      Paid-in    Accumulated  comprehensive  shareholder's
                                       stock       surplus      deficit    income (loss)     equity
                                    -----------  -----------  -----------  -------------  -------------
Balance, January 1, 2007 .........  $        2   $   60,584   $  (16,517)  $     (1,105)  $     42,964

Net loss .........................           -            -         (662)             -           (662)

Change in unrealized loss on
 investments available for
 sale, net of income tax .........           -            -            -          1,302          1,302
                                    -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2007 .......           2       60,584      (17,179)           197         43,604
                                    -----------  -----------  -----------  -------------  -------------
Net income .......................           -            -          525              -            525

Change in unrealized gain on
 investments available for
 sale, net of income tax .........           -            -            -          1,236          1,236
                                    -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2008 .......           2       60,584      (16,654)         1,433         45,365
                                    -----------  -----------  -----------  -------------  -------------
Net income .......................           -            -        2,182              -          2,182

Change in unrealized gain on
 investments available for
 sale, net of income tax .........           -            -            -           (374)          (374)
                                    -----------  -----------  -----------  -------------  -------------
Balance, December 31, 2009 .......  $        2   $   60,584   $  (14,472)  $      1,059   $     47,173
                                    ===========  ===========  ===========  =============  =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CHANDLER (U.S.A.), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

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

          Amortization of deferred policy acquisition costs was approximately $5.9 million in 2007, and $5.5 million in 2008 and 2009, respectfully.

   (h)  PROPERTY AND EQUIPMENT

          Real estate and improvements and other property and equipment are stated at cost and depreciated using the straight-line method over their useful lives which range from 3 to 31 years. Property and equipment consisted of the following at December 31:

                                                  2008         2009
                                               ----------   ----------
                                                    (In thousands)
             Real estate and improvements ...  $  12,058    $  12,106
             Other property and equipment ...      8,803        8,743
                                               ----------   ----------
                                                  20,861       20,849
             Accumulated depreciation .......    (13,012)     (13,675)
                                               ----------   ----------
                                               $   7,849    $   7,174
                                               ==========   ==========

          Depreciation expense was approximately $854,000, $896,000 and $881,000 for 2007, 2008 and 2009, respectively.

   (i)  INTANGIBLE ASSETS

          Intangible assets are stated at cost less accumulated amortization. Prior to 2002, the cost of state insurance licenses acquired was amortized over 40 years using the straight-line method. Effective January 1, 2002, the state insurance licenses are no longer amortized since they were determined to have indefinite lives but are reviewed at least annually for impairment. Chandler USA completed the required impairment tests during 2008 and 2009 and concluded that there has not been an impairment loss since the fair values exceeded their carrying values. The fair values were determined based on the present value of projected future net cash flows. Intangible assets included the following at December 31:

                                                  2008         2009
                                               ----------   ----------
                                                    (In thousands)
             State insurance licenses .......  $   5,991    $   5,991
             Accumulated amortization .......     (2,246)      (2,246)
                                               ----------   ----------
                                               $   3,745    $   3,745
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

   (n)  SUPPLEMENTAL CASH FLOW INFORMATION

          Cash payments for interest and income taxes, and noncash investing activities were as follows:


                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                             2007       2008       2009
                                                          ---------- ---------- ----------
                                                                   (In thousands)
      Cash payments during the year for:
        Interest .......................................  $   2,649  $   2,517  $   2,377
        Income taxes, net of refunds received ..........         25      1,220        640

      Transfers from (to) restricted securities, net ...  $ (12,726) $  (1,619) $     750


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

            In April 2009, the FASB issued new guidance related to the disclosures regarding fair value of financial instruments. The new guidance expands the existing disclosures regarding fair value of financial instruments that is required in annual reports to interim periods. The required disclosures are effective for interim reporting periods ending after June 15, 2009. Chandler USA adopted this new guidance as of June 30, 2009. The adoption of this new guidance did not have any impact on its consolidated financial statements. See Note 2 for the required disclosures.

            In April 2009, the FASB issued new guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Chandler USA has adopted this new guidance as of June 30, 2009. The adoption of this new guidance did not have any impact on its consolidated financial statements.

            In April 2009, the FASB issued new guidance for accounting for other-than-temporary impairments for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Chandler USA has adopted this new guidance as of June 30, 2009. The adoption of this new guidance did not have any impact on its consolidated financial statements. See Note 3 for the required disclosures.

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

            In June 2009, the FASB issued new guidance on the accounting for variable interest entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. This new guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, with early application prohibited. Chandler USA will adopt this new guidance effective January 1, 2010. This new guidance will have no impact on Chandler USA's consolidated financial statements. While the trusts that hold Chandler USA's junior subordinated debentures are variable interest entities, and Chandler USA has 100% ownership, complete voting control and has guaranteed the performance of the trusts, Chandler USA is not the primary beneficiary because its interest is not variable. Therefore, Chandler USA will not consolidate the trusts under the new guidance.

            In August 2009, the FASB issued new guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. Chandler USA has adopted this new guidance as of October 1, 2009. The adoption of this new guidance did not have any impact on its consolidated financial statements.

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

  The following tables present information about Chandler USA's assets measured at fair value on a recurring basis as of December 31, 2008 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. Substantially all of the prices of fixed maturities, equity securities and short-term investments that are valued as Level 1 or Level 2 in the fair value hierarchy are received from independent pricing services utilized by our investment custodians. No liabilities were measured at fair value at December 31, 2008 or 2009.


                                                                       Fair value measurements at December 31, 2008
                                                          ----------------------------------------------------------------
                                                            Quoted prices    Significant
                                                              in active         other          Significant
                                                             markets for      observable       unobservable
                                                          identical assets      inputs            inputs          Total
  Description                                                 (Level 1)        (Level 2)         (Level 3)     fair value
--------------------------------------------------------  ----------------  ---------------  ----------------  -----------
                                                                                    (In thousands)
  Fixed maturities available for sale:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies .............  $             -   $       41,500   $             -   $   41,500
    Corporate obligations ..............................                -           29,485                 -       29,485
    Public utilities ...................................                -            2,976                 -        2,976
    Obligations of states and political subdivisions ...                -            3,135                 -        3,135
                                                          ----------------  ---------------  ----------------  -----------
      Total fixed maturities available for sale ........                -           77,096                 -       77,096

  Equity securities - corporate stock ..................                -                -                76           76
  Short-term investments ...............................                -            5,865                 -        5,865
                                                          ----------------  ---------------  ----------------  -----------
    Total ..............................................  $             -   $       82,961   $            76   $   83,037
                                                          ================  ===============  ================  ===========



                                                                    Fair value measurements at December 31, 2009
                                                          ----------------------------------------------------------------
                                                            Quoted prices    Significant
                                                              in active         other          Significant
                                                             markets for      observable       unobservable
                                                          identical assets      inputs            inputs          Total
  Description                                                 (Level 1)        (Level 2)         (Level 3)     fair value
--------------------------------------------------------  ----------------  ---------------  ----------------  -----------
                                                                                    (In thousands)
  Fixed maturities available for sale:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies .............  $             -   $       41,074   $             -   $   41,074
    Corporate obligations ..............................                -           32,591                 -       32,591
    Public utilities ...................................                -            2,095                 -        2,095
    Obligations of states and political subdivisions ...                -           27,461                 -       27,461
                                                          ----------------  ---------------  ----------------  -----------
      Total fixed maturities available for sale ........                -          103,221                 -      103,221

  Equity securities - corporate stock ..................                -                -                42           42
  Short-term investments ...............................                -              380                 -          380
                                                          ----------------  ---------------  ----------------  -----------
    Total ..............................................  $             -   $      103,601   $            42   $  103,643
                                                          ================  ===============  ================  ===========


  Prices for fixed maturities available for sale and short-term investments were provided by various custodians that hold such assets on behalf of Chandler USA. The custodians utilize independent pricing services to determine prices for these assets. Management reviews the prices provided but does not conduct an independent validation of the prices. Any fixed maturities that are not held by a custodian are priced using non-binding broker quotations. Total assets priced from broker quotations totaled $387,000 and $377,000 at December 31, 2008 and 2009, respectively, or 0.5%
and 0.4% of total Level 2 assets. There were no transfers of assets into or out of Level 1 or Level 2 during 2009.

  At December 31, 2008 and 2009, Chandler USA's equity securities which were measured at fair value using Level 3 inputs consisted of common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. The fair value of this stock was based upon an analytically determined valuation from an independent rating organization. The following table presents additional information about assets measured at fair value using Level 3 inputs for the years ended December 31, 2008 and 2009.


     Fair value measurements using significant             Year ended        Year ended
     unobservable inputs (Level 3)                      December 31, 2008  December 31, 2009
   -------------------------------------------------    -----------------  -----------------
                                                          (In thousands)
     Equity Securities - corporate stocks:
     Beginning balance .............................    $            141   $             76
       Total realized and unrealized gains (losses):
         Included in earnings ......................                   -                  -
         Included in other comprehensive income ....                 (65)               (34)
       Purchases, issuances, sales and settlements:
         Purchases .................................                   -                  -
         Issuances .................................                   -                  -
         Sales .....................................                   -                  -
         Settlements ...............................                   -                  -
         Transfers into Level 3 ....................                   -                  -
         Transfers out of Level 3 ..................                   -                  -
                                                        -----------------  -----------------
     Ending balance ................................    $             76   $             42
                                                        =================  =================


NOTE 3.  INVESTMENTS AND INVESTMENT INCOME

  Net investment income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.


                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                               2007       2008       2009
                                                            ---------- ---------- ----------
                                                                     (In thousands)
Interest on fixed-maturity investments ...................  $   2,818  $   2,929  $   3,299
Interest on short-term investments and cash equivalents ..      1,069        692        111
Dividend income on equity securities .....................         11          1          -
Prejudgment interest related to litigation ...............     (4,148)         -          -
Investment expenses ......................................       (322)      (275)      (242)
                                                            ---------- ---------- ----------
  Investment income, net .................................       (572)     3,347      3,168
                                                            ---------- ---------- ----------
Realized gains, net - fixed-maturity investments .........        154         91      1,527
Realized gains, net - equity securities ..................         60          4          -
                                                            ---------- ---------- ----------
  Realized investment gains, net .........................        214         95      1,527
                                                            ---------- ---------- ----------
                                                            $    (358) $   3,442  $   4,695
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

  Investment expenses include $193,000, $128,000 and $91,000 for the years ended December 31, 2007, 2008 and 2009, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

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
                                                     ========== ========== ========== ========== ==========



                                                                  GROSS      GROSS
                                                                UNREALIZED UNREALIZED   FAIR     CARRYING
DECEMBER 31, 2009                                        COST     GAINS      LOSSES     VALUE      VALUE
---------------------------------------------------  ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                                      (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies ...................................  $  40,395  $     731  $     (52) $  41,074  $  41,074
Corporate obligations .............................     31,989        732       (130)    32,591     32,591
Public utilities ..................................      2,052         43          -      2,095      2,095
Obligations of states and political subdivisions...     27,222        331        (92)    27,461     27,461
                                                     ---------- ---------- ---------- ---------- ----------
                                                     $ 101,658  $   1,837  $    (274) $ 103,221  $ 103,221
                                                     ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ...................................  $       -  $      42  $       -  $      42  $      42
                                                     ========== ========== ========== ========== ==========


  Chandler USA held investments in fixed maturities issued by General Electric Capital Corporation with a fair value of $4.6 million at December 31, 2008 and 2009, or 10.1% and 9.8% of shareholder's equity, respectively. Other than investments in bonds and notes of the U.S. Government and U.S. Government agencies and authorities, Chandler USA did not hold any other fixed maturity investments that exceeded 10% of shareholder's equity at December 31, 2008 or 2009.

  The fair value of Chandler USA's investments with continuous gross unrealized losses at December 31, 2009 is presented below:


                                         LESS THAN 12 MONTHS      12 MONTHS OR LONGER             TOTAL
                                       -----------------------  -----------------------  ------------------------
                                                    UNREALIZED               UNREALIZED               UNREALIZED
                                       FAIR VALUE     LOSSES    FAIR VALUE     LOSSES    FAIR VALUE     LOSSES
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                                                   (In thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .......... $    8,886   $     (52)  $        -   $       -   $    8,886   $     (52)
Corporate securities .................      2,505        (130)           -           -        2,505        (130)
Public utilities .....................          -           -            -           -            -           -
Obligations of states and political
  subdivisions .......................      9,866         (91)         153          (1)      10,019         (92)
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                       $   21,257   $    (273)  $      153   $      (1)  $   21,410   $    (274)
                                       ===========  ==========  ===========  ==========  ===========  ==========


  The unrealized losses of Chandler USA's fixed maturity investments were primarily caused by changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market prices. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Chandler USA regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Based on an evaluation of the issues, including, but not limited to, Chandler USA's intentions to sell or ability to hold the investments; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, Chandler USA does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at December 31, 2009 are shown below:


                                                      AVAILABLE FOR SALE
                                                    ------------------------
                                                     AMORTIZED
                                                        COST      FAIR VALUE
                                                    ------------  ----------
                                                         (In thousands)
Due in one year or less ..........................  $     7,658   $   7,768
Due after one year through five years ............       51,274      52,505
Due after five years through ten years ...........       37,443      37,636
Due after ten years ..............................        5,283       5,312
                                                    ------------  ----------
                                                    $   101,658   $ 103,221
                                                    ============  ==========


  Realized gains and losses from sales of investments are shown below:


                                                     2007     2008     2009
                                                   -------- -------- --------
                                                         (In thousands)
FIXED MATURITIES:
Gross realized gains ............................. $   191  $   148  $ 1,527
Gross realized losses ............................     (37)     (57)       -
                                                   -------- -------- --------
 Total net realized gains ........................ $   154  $    91  $ 1,527
                                                   ======== ======== ========

EQUITY SECURITIES:
Gross realized gains ............................. $   229  $     4  $     -
Gross realized losses ............................    (169)       -        -
                                                   -------- -------- --------
 Total net realized gains ........................ $    60  $     4  $     -
                                                   ======== ======== ========


  NAICO is required by several states to deposit securities with state regulators as a condition of doing business in those states. As of December 31, 2008 and 2009, the carrying value of these deposits totaled approximately $8.6 million and $8.1 million, respectively. In addition, at December 31, 2008 and 2009, NAICO had deposited $27.0 million and $28.1 million of cash and investments into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. During 2009, NAICO established a letter of credit in the amount of $500,000 and pledged cash and investments in this amount. The letter of credit secures reserves assumed under a quota share reinsurance agreement.

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

  Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses were approximately $10.9 million and $10.8 million at December 31, 2008 and 2009, respectively. Included in these recoverable amounts were net recoverables of $10.1 million in 2008 and 2009, related to a favorable jury verdict in civil litigation regarding certain surety bond claims during 2006. See
Note 11 for more information related to this litigation. NAICO may or may not recover the above estimated recoveries and could incur significant costs in collecting these recoverables.

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

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2007       2008         2009
                                                             ----------  ----------  ----------
                                                                       (In thousands)
Net balance at beginning of year ..........................  $  42,081   $  45,866   $  49,068
                                                             ----------  ----------  ----------
Net losses and loss adjustment expenses incurred related to:
  Current year ............................................     40,194      38,869      33,480
  Prior years .............................................      1,199       2,071         734
                                                             ----------  ----------  ----------
    Total .................................................     41,393      40,940      34,214
                                                             ----------  ----------  ----------
Net paid losses and loss adjustment expenses related to:
  Current year ............................................    (12,494)    (11,856)    (10,531)
  Prior years .............................................    (25,114)    (25,882)    (23,358)
                                                             ----------  ----------  ----------
    Total .................................................    (37,608)    (37,738)    (33,889)
                                                             ----------  ----------  ----------
Net balance at end of year ................................  $  45,866   $  49,068   $  49,393
                                                             ==========  ==========  ==========


  NAICO experienced incurred losses related to prior accident years totaling $1.2 million, $2.1 million and $734,000 during 2007, 2008 and 2009, respectively. The adverse loss development is generally the result of ongoing analysis of loss development trends for both liability and workers compensation lines of business, and includes provisions for potentially uncollectible reinsurance and deductibles. NAICO adjusts reserves as experience develops and new information becomes known. Such adjustments are reflected in the results of operations in the periods in which the estimates are changed. The adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year operating results.

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

  During 2009, NAICO experienced adverse loss development totaling $734,000 primarily in the workers compensation line of business in the standard lines program. A portion of the adverse loss development was offset by favorable development in the automobile liability and other liability lines of business in this program. The adverse loss development included approximately $180,000 for provisions for potentially uncollectible reinsurance.

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

NOTE 5. DEBENTURES

  On July 16, 1999, Chandler USA completed a public offering of $24 million principal amount of senior debentures (the "Debentures") with a maturity date of July 16, 2014. The Debentures were priced at $1,000 each with an interest rate of 8.75% and are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium. The indenture governing the Debentures was amended during 2003 to clarify that purchases of Debentures by Chandler USA through private treaty or on the open market for an agreed price of less than the sum of the principal amount and accrued interest are not considered to be a redemption of the Debentures, and that any such Debentures purchased by Chandler USA will be cancelled. Chandler USA purchased and cancelled $16.7 million and $275,000 principal amount of the Debentures during 2003 and 2004, respectively, and at December 31, 2009, there were $6,979,000 principal amount of the Debentures outstanding. As of December 31, 2009, Chandler USA has capitalized $149,000 related to debt issuance costs for the Debentures. These costs are being amortized as interest expense over the term of the Debentures. When Debentures are purchased and cancelled by Chandler USA, debt issuance costs are reduced accordingly and reflected in the gain on retirement of debt which is included in other income in the consolidated statements of operations. Chandler USA's subsidiaries and affiliates are not obligated by the Debentures. Accordingly, the Debentures are effectively subordinated to all existing and future liabilities and obligations of Chandler USA's existing and future subsidiaries. The indenture governing the Debentures contains certain restrictive covenants, including covenants that limit subsidiary debt, issuance or sale of subsidiary stock, incurring of liens, sale-leaseback transactions for a period of more than three years, mergers, consolidations and sales of assets. At December 31, 2009, Chandler USA was in compliance with all covenants.

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

  In December 2003, Chandler USA established Chandler Capital Trust II ("Trust II") by purchasing all of its common securities for $217,000. Trust II is a Delaware statutory business trust and is a wholly owned non-consolidated subsidiary of Chandler USA. On December 16, 2003, Trust II issued $7.0 million of capital securities (the "Trust II Preferred Securities") to InCapS Funding II, Ltd., an unaffiliated company established under the laws of the Cayman Islands, in a private transaction. Trust II used the proceeds from the issuance to purchase $7,217,000 of floating rate junior subordinated debentures (the "Junior Debentures II") of Chandler USA. Distributions on the Junior Debentures II are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly). The interest rate was 4.38% at December 31, 2009. Chandler USA may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Junior Debentures II, with such deferred payments accruing interest compounded quarterly. The
Junior Debentures II are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium.

  The Junior Debentures II are the sole assets of Trust II and Trust II will distribute any cash payments it receives thereon to the holders of its preferred and common securities. Distributions on the Trust II Preferred Securities are payable quarterly at a floating rate of 4.10% over LIBOR (LIBOR is recalculated quarterly). The interest rate was 4.38% at December 31, 2009. Trust II may defer these payments for up to 20 consecutive quarters, but not beyond the maturity of the Trust II Preferred Securities, with such deferred payments accruing interest compounded quarterly. The Trust II Preferred Securities are subject to a mandatory redemption on January 8, 2034, but they may be redeemed after five years without penalty or premium. All payments by Trust II regarding the Trust II Preferred Securities are guaranteed by Chandler USA.

  The sale of the Trust I Preferred Securities and the Trust II Preferred Securities during 2003 resulted in net proceeds of $19.3 million to Chandler USA, net of placement costs. As of December 31, 2009, issuance costs in the amount of $573,000 have been capitalized and are being amortized over the stated maturity periods of thirty years.

  Trust I and Trust II are variable interest entities in which Chandler USA is not the primary beneficiary under GAAP because its interest is not variable. Therefore, Chandler USA is prohibited from consolidating these trusts even though it has 100% ownership, complete voting control and has guaranteed the performance of the trusts. Accordingly, Chandler USA carries the Junior Debentures I and Junior Debentures II as a liability on its consolidated balance sheets.

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

STATUTORY FINANCIAL INFORMATION AND MINIMUM CAPITAL REQUIREMENTS

  NAICO is required to file financial statements with state regulatory authorities prepared on a statutory basis which differs from GAAP. Statutory net income and statutory capital and surplus of NAICO are as follows:


                                                    2007      2008      2009
                                                  --------  --------  --------
                                                         (In thousands)
             Statutory net income ..............  $  1,037  $  2,375  $  3,602
             Statutory capital and surplus .....  $ 50,250  $ 51,069  $ 54,111


  During 2005, the Oklahoma Insurance Code was amended to allow domestic insurers to admit office equipment, furniture and other such property constituting less than 3% of its otherwise admitted assets. This prescribed accounting practice increased NAICO's statutory capital and surplus by $305,000, $251,000 and $160,000 at December 31, 2007, 2008 and 2009,
respectively. There is no difference between NAICO's statutory net income under the National Association of Insurance Commissioners' ("NAIC") ACCOUNTING PRACTICES AND PROCEDURES manual and practices prescribed by the Oklahoma Insurance Code.

  The Oklahoma Insurance Commissioner has the right to permit other specific practices that deviate from prescribed practices. NAICO does not have any such permitted practices.

  The NAIC has adopted risk-based capital ("RBC") standards for domestic property and casualty insurance companies. The RBC standards are designed to assist insurance regulators in analytically determining a level of capital and surplus that would be sufficient to withstand reasonably foreseeable adverse events associated with underwriting risk, investment risk, credit risk and loss reserve risk. NAICO is subject to the RBC standards. Based on available information, management believes NAICO complied with the RBC standards at December 31, 2008 and 2009.

  At periodic intervals, various insurance regulatory authorities routinely examine the required statutory financial statements of NAICO as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct such financial statements to be adjusted in accordance with their findings.

DIVIDEND RESTRICTIONS

  The amount of cash shareholder dividends that NAICO can pay to Chandler USA within any one year without the approval of the Oklahoma Department of Insurance is generally limited to the greater of (i) statutory net income excluding realized capital gains for the preceding year, or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31 with such amount not to exceed NAICO's statutory earned surplus. Based on this criteria, the maximum shareholder dividend NAICO may pay in 2009 without the approval of the Oklahoma Department of Insurance is approximately $5.4 million. NAICO paid cash shareholder dividends to Chandler USA totaling $1.6 million, $2.1 million and $1.4 million in 2007, 2008 and 2009, respectively.

  The future payment of shareholder dividends also depends upon the earnings, financial position and cash requirements of Chandler USA, as well as regulatory limitations and such other factors as the board of directors may deem relevant.

  NAICO is subject to regulations which restrict its ability to pay dividends to policyholders. The maximum amount of available policyholder dividends is limited to statutory earned surplus (approximately $15.5 million as of December 31, 2009). NAICO did not pay any policyholder dividends during 2007, 2008 or 2009.

NOTE 8. INCOME TAXES

  Chandler USA and its wholly owned subsidiaries file a consolidated U.S. Federal income tax return. The income taxes reflected in the accompanying consolidated statements of operations differ from those expected using U.S. Federal enacted income tax rates as noted by the following:


                                                                       2007       2008       2009
                                                                    ---------- ---------- ----------
                                                                             (In thousands)
Computed income tax provision (benefit) at 34% ...................  $    (255) $     409  $   1,183
Increase (decrease) in income taxes resulting from:
  Utilization of capital loss carryforward .......................        (73)         -          -
  Interest income on the exempt securities .......................          -        (27)      (162)
  Nondeductible meals and entertainment expenses .................        150        174        166
  Other nondeductible expenses ...................................         91        123        109
                                                                    ---------- ---------- ----------
Federal income tax provision (benefit) ...........................  $     (87) $     679  $   1,296
                                                                    ========== ========== ==========


  U.S. Federal income tax provision (benefit) consists of:

                                                                     CURRENT    DEFERRED    TOTAL
                                                                    ---------- ---------- ----------
                                                                             (In thousands)
2007 .............................................................  $       -  $     (87) $     (87)
2008 .............................................................      1,074       (395)       679
2009 .............................................................      1,460       (164)     1,296


  Deferred income tax provision (benefit) relating to temporary differences includes the following components:

                                                                       2007       2008       2009
                                                                    ---------- ---------- ----------
                                                                             (In thousands)
Loss reserve discounts ...........................................  $       9  $     (57) $     (87)
Unearned premiums ................................................        119        117        (12)
Deferred policy acquisition costs ................................         93         63         82
Investment in limited partnerships ...............................        (40)        (7)      (122)
Reserve for uncollectible premiums receivable ....................         12         (2)       (52)
Reserve for non-collection of debenture ..........................          -        (89)       (14)
Depreciation and lease expense ...................................        (49)       (52)        10
Discount on fixed maturity investments ...........................         21        (13)       (65)
Accrued commissions payable ......................................          -       (261)       108
Accrual of prejudgment interest income ...........................     (1,410)         -          -
Net operating loss carryforwards .................................      1,118          -          -
Other ............................................................         40        (94)       (12)
                                                                    ---------- ---------- ----------
                                                                    $     (87) $    (395) $    (164)
                                                                    ========== ========== ==========


  The tax effect of temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax assets, which are included in other assets, at December 31, relate to the following:


                                                                     2008          2009
                                                                 ------------  ------------
                                                                       (In thousands)
Deferred tax assets:
  Loss reserve discounts ......................................  $     2,098   $     2,185
  Unearned premiums ...........................................        1,948         1,960
  Compensated absences ........................................          231           227
  Accrued commissions payable .................................          261           153
  Net operating loss carryforwards - state ....................        2,100         2,032
  Investment in limited partnership ...........................          324           447
  Reserve for non-collection of debenture .....................           89           103
  Other .......................................................          337           394
  Valuation allowance .........................................       (2,100)       (2,032)
                                                                 ------------  ------------
Total deferred tax assets .....................................        5,288         5,469
                                                                 ------------  ------------
Deferred tax liabilities:
  Depreciation and lease expense ..............................        1,200         1,209
  Deferred policy acquisition costs ...........................          443           526
  Unrealized gain on investments available for sale ...........          738           546
  Other .......................................................          194           119
                                                                 ------------  ------------
Total deferred tax liabilities ................................        2,575         2,400
                                                                 ------------  ------------
Net deferred tax assets .......................................  $     2,713   $     3,069
                                                                 ============  ============


  At December 31, 2007, Chandler USA had a net operating loss carryforward available for U.S. Federal income taxes of $1.3 million, which was fully utilized during 2008.

  In addition, Chandler USA, at December 31, 2009, had net operating loss carryforwards available for Oklahoma state income taxes totaling approximately $33.9 million which expire in the years 2010 through 2029.
A valuation allowance has been provided for the tax effect of the state net operating loss since realization of such amount is not considered more likely than not.

  Tax years 2006 through 2009 are open to examination by the U.S. Internal Revenue Service and the Oklahoma Tax Commission.

NOTE 9. EMPLOYEE BENEFITS

  Chandler USA and its subsidiaries participate in a defined contribution retirement plan established under Section 401(k) of the Internal Revenue Code. All full time employees who have completed one year of service and attained age 21 may elect to participate in the 401(k) plan. Participants may contribute up to 25% of compensation, subject to certain limitations.
Chandler USA matches 50% of the first $2,000, 40% of the next $3,000, 30% of the next $3,000 and 25% of the remaining employee contributions up to a maximum employer contribution of $6,600 per employee per year. In addition, Chandler USA may make additional annual contributions to the 401(k) plan at its discretion. Chandler USA's expense for 401(k) plan contributions was $288,000, $293,000 and $288,000 for 2007, 2008 and 2009, respectively.

NOTE 10. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

  A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums and state insurance licenses) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of December 31, 2008 and 2009. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 3. At December 31, 2009, the fair value of Chandler USA's Debentures was estimated to be $7.1 million based on an analytically determined valuation from an independent rating organization. Chandler USA's Debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The Debentures are redeemable by Chandler USA on or after July 16, 2009 without penalty or premium, but may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate at December 31, 2009 was 4.38%. At December 31, 2009, the fair value of Chandler USA's junior subordinated debentures was estimated to be $22.0 million.

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

  On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby and the denial of its claims against NAICO and Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts. The recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses related to this litigation were approximately $10.1 million at December 31, 2008 and December 31, 2009.

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

  Treaty reinsurance may be ceded under treaties on both a pro rata basis (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a specific amount are reinsured). The availability, costs and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions, reinsurers' underwriting results and NAICO's desired risk retention levels. The majority of NAICO's reinsurance programs renew on July 1 of each year. At the present time, NAICO expects to renew the reinsurance programs that expire on July 1, 2010.

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

  Reinsurance contracts do not relieve an insurer from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to Chandler USA; consequently, adjustments to ceded losses and loss adjustment expenses are made for amounts deemed uncollectible. During 2007, 2008 and 2009, NAICO incurred charges of $356,000, $166,000 and $180,000, respectively, in adjustments to ceded losses and loss adjustment expenses for amounts deemed uncollectible.

  The effect of reinsurance on premiums written and earned was as follows:


                              2007                     2008                     2009
                    -----------------------  -----------------------  -----------------------
                      WRITTEN      EARNED      WRITTEN      EARNED      WRITTEN      EARNED
                    -----------  ----------  -----------  ----------  -----------  ----------
                                                  (In thousands)
Direct ...........  $   85,836   $  93,487   $   90,871   $  91,367   $   82,234   $  82,791
Assumed ..........      14,245      13,422        7,513       9,680        8,951       7,600
Ceded ............     (35,649)    (40,724)     (36,072)    (37,020)     (34,647)    (34,031)
                    -----------  ----------  -----------  ----------  -----------  ----------
Net premiums .....  $   64,432   $  66,185   $   62,312   $  64,027   $   56,538   $  56,360
                    ===========  ==========  ===========  ==========  ===========  ==========


  NAICO's assumed premiums generally result from certain business produced by CIMI for other insurance companies that is reinsured by NAICO, and from NAICO's participation in various mandatory workers compensation pools.

  Losses and loss adjustment expenses are reported net of the effect of reinsurance recoveries and recoverables in the consolidated statements of operations. Ceded losses and loss adjustment expenses were $39.5 million, $28.0 million and $24.7 million for 2007, 2008 and 2009, respectively.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

  NAICO conducts its business through individual independent insurance agencies and underwriting managers. NAICO requires certain policyholders to pay a deposit at the time of inception of coverage to secure payment of future premiums or other policy related obligations. Receivables under installment plans do not exceed the corresponding liability for unearned premiums. Total consolidated premiums receivable at December 31, 2008 and 2009 were $26.4 million and $25.3 million, respectively. Receivables for deductibles, in most cases, are secured by cash deposits and letters of credit. At December 31, 2009, NAICO maintained custody of such letters of credit securing these and other transactions totaling approximately $18.4 million, which is a reasonable estimate of their fair value. These letters of credit are not reflected in the accompanying consolidated financial statements. There were no unaffiliated independent insurance agents that produced 10% or more of NAICO's direct written and assumed premiums during 2007, 2008 or 2009.

  Approximately $34.5 million, or 47% of NAICO's reinsurance recoverables and prepaid reinsurance premiums at December 31, 2009 are collateralized by premiums payable to the reinsurers, securities pledged in trust or letters of credit for the benefit of NAICO. Chandler USA believes the above value of such collateral is a reasonable estimate of their fair value. NAICO's reinsurance contracts include provisions for offsets against premiums owed to the reinsurers.

  The following table sets forth certain information related to NAICO's five largest reinsurers determined on the basis of net reinsurance recoverables as of December 31, 2009.

                                                                             CEDED REINSURANCE
                                                                  NET           PREMIUMS FOR      A.M. BEST
                                                              REINSURANCE     THE YEAR ENDED       COMPANY
NAME OF REINSURER                                           RECOVERABLE (1)  DECEMBER 31, 2009     RATING
----------------------------------------------------------  ---------------  ------------------  -----------
                                                                    (Dollars in thousands)
Chandler Insurance .......................................  $        33,636  $          23,994        (2)
Swiss Reinsurance America Corporation (3).................           16,448                289         A
Westport Insurance Corporation (3)........................            8,837                  -         A
Transatlantic Reinsurance Company ........................            4,395              2,390         A
Markel Insurance Company .................................            3,875              1,841         A
                                                            ---------------  ------------------
     Top five reinsurers .................................  $        67,191  $          28,514
                                                            ===============  ==================
     All reinsurers ......................................  $        73,964  $          34,647
                                                            ===============  ==================
Percentage of total represented by top five reinsurers ...              91%                82%

-------------------------------------------------------------


(1) Includes losses and loss adjustment expenses paid and outstanding, unpaid losses and loss adjustment expenses and prepaid reinsurance premiums recoverable from reinsurers as of December 31, 2009.

(2) Chandler Insurance owns 100% of the common stock of Chandler USA, which in turn owns 100% of the common stock of NAICO.  Chandler Insurance does not have an A.M. Best Company rating.  Although Chandler Insurance is not subject to the minimum capital, audit, reporting and other requirements imposed by regulation upon United States reinsurance companies, as a foreign reinsurer, it is required to secure its reinsurance obligations by depositing acceptable securities in trust for NAICO's benefit.  At December 31, 2009, Chandler Insurance had cash and investments, including accrued interest, with a fair value of $33.1 million deposited in a trust account for the benefit of NAICO, and also had premiums receivable of $522,000 due from NAICO.

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

  NAICO is subject to a variety of assessments related to insurance activities, including those by state guaranty funds and workers compensation second-injury funds. The amounts and timing of such assessments are beyond the control of NAICO. NAICO provides for these charges on a current basis by applying historical factors to premiums earned. Actual results may vary from these values and adjustments therefrom are necessary to maintain an adequate reserve for these assessments. The reserve for unpaid assessments which is included in accrued taxes and other payables was approximately $853,000 and $685,000 at December 31, 2008 and 2009, respectively. In certain cases, NAICO is permitted to recover a portion of its assessments generally as a reduction to premium taxes paid to certain states. NAICO has recorded receivables which are included in other assets in the amount that it expects to recover of approximately $2,732,000 and $2,866,000 at December 31, 2008 and 2009, respectively. NAICO may receive additional guaranty fund assessments in the future related to insolvent insurance companies. At this time, NAICO is unable to estimate the amount and timing of such assessments.

  At December 31, 2009, Chandler USA's subsidiaries were committed under noncancellable operating and capital leases for certain equipment and office space. Rental payments under these leases were $648,000, $617,000 and $518,000 in 2007, 2008 and 2009, respectively. Future minimum lease payments are as follows:


                                                       (In thousands)
                      2010 ..........................  $         418
                      2011 ..........................            307
                      2012 ..........................            241
                      2013 ..........................             41
                      2014 ..........................              -
                                                       --------------
                                                       $       1,007
                                                       ==============


  During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004 and March 2007, the lease was extended for additional three year terms, and during March 2010, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $10,929 plus
(ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 4.25% at December 31, 2009. The interest rate is subject to a minimum rate of 5.5% beginning in March 2010. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.5 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.2 million.

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

NOTE 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

  During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004 and March 2007, the lease was extended for additional three year terms, and during March 2010 the lease was extended for an additional three years. See Note 12 to Consolidated Financial Statements for additional information. A director of NAICO and Chandler USA is an officer and director of the bank that participated in these transactions, and is also a significant shareholder of the bank's holding company. This director is also a director of the bank that Chandler USA and its subsidiaries use as their principal disbursement bank, and is a significant shareholder of the bank's holding company. The balance maintained by Chandler USA and each subsidiary is fully insured by the Federal Deposit Insurance Corporation, and Chandler USA and its subsidiaries pay customary service charges to the bank for the services provided.

  During the second quarter of 2006, CIMI purchased two limited partnership units in Basin Drilling #2 LP for $2,000 and purchased 8% cumulative subordinated debentures in the amount of $500,000. The timing of payment of interest and principal on the debentures is subject to various restrictions contained in the cumulative subordinated debenture note. Interest on the debentures has been paid through September 30, 2008. The purpose of the partnership is to own and operate an oil and gas drilling rig. CIMI financed the purchase with a $500,000 variable rate bank loan. CIMI paid off the balance of this bank loan in December 2007. The partnership is managed by Basin Management, LLC ("BMLLC") who is the General Partner. A director of NAICO and Chandler USA is the Manager for BMLLC, and is also a director of the bank and a significant shareholder of the bank holding company that provided the bank loan described above. During 2008, the drilling rig was stacked due to the current economic environment until it can be re-deployed in the future when economic conditions and the demand for drilling rigs improves. CIMI recorded a reserve for possible loss in the partnership of $252,000 plus accrued interest in the amount of $50,000 as of December 31, 2009.

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

  Chandler USA leases and has made certain improvements to a rural property in which certain directors and officers of Chandler USA own interests. Under the lease, no cash rental is paid. Chandler USA drilled a water well on the property and maintains certain structures it regularly uses. This property provides recreational activities for the entertainment of customers and business associates of Chandler USA's subsidiaries. Chandler USA incurred approximately $302,000, $361,000 and $332,000 in expenses associated with this property during 2007, 2008 and 2009, respectively, including $3,000, $4,000 and $4,000 for reimbursement of certain expenses, such as utility and similar expenses, for the years 2007, 2008 and 2009, respectively.

  Chandler USA and Chandler Insurance are parties to an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At December 31, 2008 and 2009, Chandler USA had a receivable of $11.9 million and $12.7 million, respectively, under the Credit Agreement, and Chandler USA earned $881,000, $590,000 and $388,000 in interest income under the Credit Agreement during 2007, 2008 and 2009, respectively.

NOTE 14. SEGMENT INFORMATION

  Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold.

  The agency segment accounted for 7.0%, 6.7% and 6.4% of 2007, 2008 and 2009 consolidated revenues before intersegment eliminations, respectively. CIMI is an underwriting manager and wholesaler that offers multiple insurance products for businesses in various industries and political subdivisions. A large portion of certain classes of business produced by CIMI is placed with NAICO. Management evaluates the agency segment's performance on the basis of commission income generated and income before income taxes.

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

  The following table presents a summary of Chandler USA's operating segments for the years ended December 31:


                                                              PROPERTY
                                                                 AND                    INTERSEGMENT      REPORTED
                                                              CASUALTY      AGENCY      ELIMINATIONS      BALANCES
                                                            --------------------------------------------------------
                                                                                 (In thousands)
2007
Revenues from external customers (1) ...................... $     66,753  $      1,348  $          -  $      68,101
Intersegment revenues .....................................           99         3,737        (3,836)             -
Interest income, net ......................................          328            41             -            369
Interest expense ..........................................        2,686            17             -          2,703
Segment profit (loss) before income taxes (2) .............       (2,463)        1,714             -           (749)
Segment assets ............................................      232,482         7,772        (5,887)       234,367
Depreciation and amortization .............................        1,431             -             -          1,431

2008
Revenues from external customers (1) ...................... $     64,532  $      1,564  $          -  $      66,096
Intersegment revenues .....................................           56         3,307        (3,363)             -
Interest income, net ......................................        3,967            27             -          3,994
Interest expense ..........................................        2,569             -             -          2,569
Segment profit (loss) before income taxes (2) .............         (129)        1,333             -          1,204
Segment assets ............................................      232,571         9,555        (7,479)       234,647
Depreciation and amortization .............................        1,555             -             -          1,555

2009
Revenues from external customers (1) ...................... $     56,787  $      1,610  $          -  $      58,397
Intersegment revenues .....................................          149         2,604        (2,753)             -
Interest income, net ......................................        3,610            (4)            -          3,606
Interest expense ..........................................        2,357             -             -          2,357
Segment profit before income taxes (2) ....................        2,742           736             -          3,478
Segment assets ............................................      245,400        10,139        (8,194)       247,345
Depreciation and amortization .............................        1,866             -             -          1,866

---------------------------------------------------


(1)  Consists of net premiums earned and other income.
(2)  Includes net realized investment gains.


     The following table shows the detail of intersegment eliminations for segment assets shown in the previous table:


                                                             2007      2008      2009
                                                           --------  --------  --------
                                                                  (In thousands)
Segment asset eliminations
  Investment in subsidiaries ............................. $     1   $     1   $     1
  Elimination of intersegment receivables ................   5,886     7,478     8,193
                                                           --------  --------  --------
                                                           $ 5,887   $ 7,479   $ 8,194
                                                           ========  ========  ========


  Net premiums earned and losses and loss adjustment expenses within the property and casualty segment can be identified to Chandler USA designated insurance programs and lines of business. Chandler USA's chief operating decision makers review net premiums earned and losses and loss adjustment expenses in assessing the performance of an insurance program and line of business. In addition, Chandler USA's chief operating decision makers consider many other factors such as the lines of business offered within an insurance program and the states in which the insurance programs and lines of business are offered. Certain discrete financial information is not readily available by insurance program or line of business, including assets, interest income, and investment gains or losses. Chandler USA does not consider its insurance programs and lines of business to be reportable segments, however, the following supplemental information for net premiums earned and losses and loss adjustment expenses pertaining to each insurance program and line of business is presented for the property and casualty segment.

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
INSURANCE PROGRAM                                               2007        2008       2009
----------------------------------------------------------   ----------  ----------  ----------
                                                                       (In thousands)
NET PREMIUMS EARNED
Standard lines ...........................................   $  62,342   $  61,047   $  54,129
Political subdivisions ...................................       3,436       2,747       1,925
Homeowners ...............................................           9           -           -
Surety bonds .............................................         186          83          70
Other ....................................................         212         150         236
                                                             ----------  ----------  ----------
                                                             $  66,185   $  64,027   $  56,360
                                                             ==========  ==========  ==========
LOSSES AND LOSS ADJUSTMENT EXPENSES
Standard lines ...........................................   $  37,122   $  38,897   $  31,629
Political subdivisions ...................................       1,584       1,860       1,564
Homeowners ...............................................         (48)         34           2
Surety bonds .............................................       2,082         (43)        493
Other ....................................................         653         192         526
                                                             ----------  ----------  ----------
                                                             $  41,393   $  40,940   $  34,214
                                                             ==========  ==========  ==========


                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
LINES OF INSURANCE                                              2007        2008       2009
----------------------------------------------------------   ----------  ----------  ----------
                                                                       (In thousands)
NET PREMIUMS EARNED
Workers compensation .....................................   $  17,861   $  20,681   $  21,267
Automobile liability .....................................      26,469      21,537      16,816
Other liability ..........................................      15,137      16,301      12,826
Automobile physical damage ...............................       6,096       5,492       4,995
Other ....................................................         622          16         456
                                                             ----------  ----------  ----------
                                                             $  66,185   $  64,027   $  56,360
                                                             ==========  ==========  ==========
LOSSES AND LOSS ADJUSTMENT EXPENSES
Workers compensation .....................................   $  11,107   $  15,558   $  16,703
Automobile liability .....................................      19,503      15,207      11,349
Other liability ..........................................       4,901       6,078       3,458
Automobile physical damage ...............................       3,354       4,114       2,517
Other ....................................................       2,528         (17)        187
                                                             ----------  ----------  ----------
                                                             $  41,393   $  40,940   $  34,214
                                                             ==========  ==========  ==========


NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  A summary of the unaudited quarterly operating results during 2008 and 2009 follows:

                                                        First    Second     Third    Fourth    Total
                                                       quarter   quarter   quarter   quarter    year
                                                      --------- --------- --------- --------- --------
2008
-----------------------------------------------------
Net premiums earned ................................  $ 17,510  $ 15,243  $ 15,691  $ 15,583  $64,027
Investment income, net .............................     1,078     1,005       987       924    3,994
Realized investment gains, net .....................         -         4        91         -       95
Income (loss) before income taxes ..................     1,009     1,418      (738)     (485)   1,204
Net income (loss) ..................................       616       850      (563)     (378)     525

2009
-----------------------------------------------------
Net premiums earned ................................  $ 14,869  $ 14,209  $ 13,257  $ 14,025  $56,360
Investment income, net .............................       867       889       949       901    3,606
Realized investment gains, net .....................       384       805       194       144    1,527
Income before income taxes .........................     1,682       543       961       292    3,478
Net income .........................................     1,071       325       596       190    2,182



                                     *   *   *   *   *   *   *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholder of Chandler (U.S.A.), Inc.:

We have audited the accompanying consolidated balance sheets of Chandler (U.S.A.), Inc. and subsidiaries ("Chandler USA") as of December 31, 2008 and 2009, and the related consolidated statements of operations, comprehensive income, cash flows and shareholder's equity for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules of Chandler USA listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of Chandler USA's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. Tullius Taylor Sartain & Sartain LLP audited the financial statements of Chandler USA for the year ended December 31, 2007, and merged with Hogan & Slovacek, P.C. to form HoganTaylor LLP effective January 7, 2009.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chandler USA as of December 31, 2008 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to examine management's assertion about the effectiveness of Chandler USA's internal control over financial reporting as of December
31, 2009 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.





/s/ HoganTaylor LLP
HoganTaylor LLP
Tulsa, Oklahoma
March 30, 2010

                                                                  SCHEDULE I


                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                     SUMMARY OF INVESTMENTS - OTHER
                   THAN INVESTMENTS IN RELATED PARTIES
                         AS OF DECEMBER 31, 2009

                             (In thousands)


                                                                               AMOUNT AT WHICH
                                                                                SHOWN IN THE
TYPE OF INVESTMENT                                       COST      FAIR VALUE   BALANCE SHEET
---------------------------------------------------  ------------  ----------  ---------------
FIXED MATURITIES AVAILABLE FOR SALE:
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies ............  $     40,395  $   41,074  $        41,074
Corporate obligations .............................        31,989      32,591           32,591
Public utilities ..................................         2,052       2,095            2,095
Obligations of states and political subdivisions ..        27,222      27,461           27,461
                                                     ------------  ----------  ---------------
                                                          101,658     103,221          103,221

EQUITY SECURITIES AVAILABLE FOR SALE:
Corporate stock ...................................             -          42               42

Short-term investments ............................           380         380              380
                                                     ------------  ----------  ---------------
  Total investments ...............................  $    102,038  $  103,643  $       103,643
                                                     ============  ==========  ===============


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE II

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER (U.S.A.), INC.
                         (PARENT COMPANY ONLY)

                            BALANCE SHEETS

                  (In thousands except share amounts)

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                        2008       2009
                                                                     ---------- ----------
ASSETS

Property and equipment, net .......................................  $     935  $     868
Amounts due from related parties ..................................     11,869     12,697
Other assets ......................................................      1,678        957
Investment in subsidiaries, net ...................................     64,082     67,530
                                                                     ---------- ----------
Total assets ......................................................  $  78,564  $  82,052
                                                                     ========== ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
  Accrued taxes and other payables ................................  $   2,009  $   1,517
  Amounts due to subsidiaries .....................................      3,591      5,763
  Debentures ......................................................      6,979      6,979
  Junior subordinated debentures issued to affiliated trusts ......     20,620     20,620
                                                                     ---------- ----------
Total liabilities .................................................     33,199     34,879
                                                                     ---------- ----------
Shareholder's equity

  Common stock, $1.00 par value, 50,000 shares authorized;
    2,484 shares issued and outstanding ...........................          2          2
  Paid-in surplus .................................................     60,584     60,584
  Accumulated deficit .............................................    (16,654)   (14,472)
  Accumulated other comprehensive income:
  Unrealized gain on investments held by subsidiary and available
    for sale, net of deferred income taxes ........................      1,433      1,059
                                                                     ---------- ----------
Total shareholder's equity ........................................     45,365     47,173
                                                                     ---------- ----------
Total liabilities and shareholder's equity ........................  $  78,564  $  82,052
                                                                     ========== ==========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE II

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER (U.S.A.), INC.
                         (PARENT COMPANY ONLY)

                       STATEMENTS OF OPERATIONS

                            (In thousands)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2007        2008       2009
                                                             ----------  ----------  ----------
Revenues
  Investment income, net ..................................  $       8   $       1   $      (2)
  Interest income, net from related parties ...............        941         647         438
  Other income ............................................      1,020         830         373
                                                             ----------  ----------  ----------
    Total revenues ........................................      1,969       1,478         809
                                                             ----------  ----------  ----------
Operating costs and expenses
  General and administrative expenses .....................      3,587       2,949       2,505
  Interest expense ........................................      2,665       2,544       2,336
                                                             ----------  ----------  ----------
    Total operating costs and expenses ....................      6,252       5,493       4,841
                                                             ----------  ----------  ----------
Loss before income tax benefit ............................     (4,283)     (4,015)     (4,032)
Federal income tax benefit ................................      1,430       1,205         897
                                                             ----------  ----------  ----------
Net loss before equity in net
  income of subsidiaries ..................................     (2,853)     (2,810)     (3,135)
Equity in net income of subsidiaries ......................      2,191       3,335       5,317
                                                             ----------  ----------  ----------
Net income (loss) .........................................  $    (662)  $     525  $    2,182
                                                             ==========  ==========  ==========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE II

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CHANDLER (U.S.A.), INC.
                         (PARENT COMPANY ONLY)

                       STATEMENTS OF CASH FLOWS

                            (In thousands)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2007        2008       2009
                                                             ----------  ----------  ----------
Operating activities
 Net income (loss) ......................................... $    (662)  $     525   $   2,182
 Add (deduct):
  Adjustments to reconcile net income (loss) to cash
   provided by (applied to) operating activities:
  Net income of subsidiaries not distributed to parent .....    (2,191)     (3,335)     (5,317)
  Net (gain) loss on sale of property and equipment ........        (6)         10          33
  Amortization and depreciation ............................       243         265         265
  Net change in non-cash balances relating to
   operating activities:
   Other assets ............................................     1,059         827         664
   Accrued taxes and other payables ........................       277        (160)       (493)
   Amounts due to subsidiaries .............................     1,973         313       2,172
                                                             ----------  ----------  ----------
  Cash provided by (applied to) operating activities .......       693      (1,555)       (494)
                                                             ----------  ----------  ----------

Investing activities
 Cost of property and equipment purchased ..................      (420)       (267)       (200)
 Proceeds from sale of property and equipment ..............        49         135         122
                                                             ----------  ----------  ----------
  Cash applied to investing activities .....................      (371)       (132)        (78)
                                                             ----------  ----------  ----------
Financing activities
 Shareholder dividend from subsidiaries ....................     1,600       2,050       1,400
 Payments and loans from related parties ...................     2,164       2,639       2,292
 Payments and loans to related parties .....................    (4,086)     (3,002)     (3,120)
                                                             ----------  ----------  ----------
  Cash provided by (applied to) financing activities .......      (322)      1,687         572
                                                             ----------  ----------  ----------
Decrease in cash ...........................................         -           -           -
Cash at beginning of year ..................................         -           -           -
                                                             ----------  ----------  ----------
Cash at end of year ........................................ $       -   $       -  $        -
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
                              COSTS    EXPENSES  PREMIUMS   PAYABLE   REVENUE   INCOME    EXPENSES     COSTS    EXPENSES  ASSUMED
                           ----------- --------- -------- ---------- --------- --------- ---------- ----------- --------- --------


DECEMBER 31, 2007
Property and casualty ...  $    1,118  $100,590  $46,389  $   7,947  $ 66,185  $    328  $  41,393  $    5,852  $ 18,776  $64,432
Agency ..................           -         -        -          -         -        41          -           -     3,412        -
                           ----------- --------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total ...................  $    1,118  $100,590  $46,389  $   7,947  $ 66,185  $    369  $  41,393  $    5,852  $ 22,188  $64,432
                           =========== ========= ======== ========== ========= ========= ========== =========== ========= ========

DECEMBER 31, 2008
Property and casualty ...  $    1,304  $101,459  $43,725  $   7,820  $ 64,027  $  3,967  $  40,940  $    5,486  $ 18,990  $62,312
Agency ..................           -         -        -          -         -        27          -           -     3,565        -
                           ----------- --------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total ...................  $    1,304  $101,459  $43,725  $   7,820  $ 64,027  $  3,994  $  40,940  $    5,486  $ 22,555  $62,312
                           =========== ========= ======== ========== ========= ========= ========== =========== ========= ========

DECEMBER 31, 2009
Property and casualty ...  $    1,546  $107,341  $44,519  $   9,094  $ 56,360  $  3,610  $  34,214  $    5,545  $ 16,820  $56,538
Agency ..................           -         -        -          -         -        (4)         -           -     3,473        -
                           ----------- --------- -------- ---------- --------- --------- ---------- ----------- --------- --------
Total ...................  $    1,546  $107,341  $44,519  $   9,094  $ 56,360  $  3,606  $  34,214  $    5,545  $ 20,293  $56,538
                           =========== ========= ======== ========== ========= ========= ========== =========== ========= ========


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE IV

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                               REINSURANCE

                         (Dollars in thousands)


                                                                 ASSUMED                  PERCENTAGE
                                                CEDED TO          FROM                    OF AMOUNT
                                    GROSS        OTHER            OTHER        NET         ASSUMED
                                    AMOUNT      COMPANIES       COMPANIES     AMOUNT        TO NET
                                 ------------  ------------  ------------  ------------  ------------
Year ended December 31, 2007
  Property and casualty ......  $     85,836   $   (35,649)  $    14,245   $    64,432         22.11%
                                 ============  ============  ============  ============  ============

Year ended December 31, 2008
  Property and casualty ......  $     90,871   $   (36,072)  $     7,513   $    62,312         12.06%
                                 ============  ============  ============  ============  ============

Year ended December 31, 2009
  Property and casualty ......  $     82,234   $   (34,647)  $     8,951   $    56,538         15.83%
                                 ============  ============  ============  ============  ============


SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE V

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                    VALUATION AND QUALIFYING ACCOUNTS

                             (In thousands)


                                               BALANCE AT        PROVISION                            BALANCE
                                                BEGINNING           FOR                               AT END
                                                OF PERIOD      NON-COLLECTION      WRITE-OFFS        OF PERIOD
                                            ----------------  ----------------  ----------------  ---------------
Allowance for non-collection of
     premiums receivable:
          2007 ...........................  $           170   $            19   $           (55)  $          134
                                            ================  ================  ================  ===============
          2008 ...........................  $           134   $            30   $           (26)  $          138
                                            ================  ================  ================  ===============
          2009 ...........................  $           138   $           355   $          (202)  $          291
                                            ================  ================  ================  ===============

Allowance for non-collection of reinsurance
     recoverables on paid and unpaid losses:
          2007 ...........................  $           130   $           356   $          (247)  $          239
                                            ================  ================  ================  ===============
          2008 ...........................  $           239   $           166   $          (174)  $          231
                                            ================  ================  ================  ===============
          2009 ...........................  $           231   $           179   $          (112)  $          298
                                            ================  ================  ================  ===============

Allowance for non-collection of other assets:
          2007 ...........................  $             -   $             -   $             -   $            -
                                            ================  ================  ================  ===============
          2008 ...........................  $             -   $           262   $             -   $          262
                                            ================  ================  ================  ===============
          2009 ...........................  $           262   $            40   $             -   $          302
                                            ================  ================  ================  ===============




SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                                                                  SCHEDULE VI

                CHANDLER (U.S.A.), INC. AND SUBSIDIARIES

                   SUPPLEMENTAL INFORMATION CONCERNING

                 PROPERTY-CASUALTY INSURANCE OPERATIONS

                              (In thousands)


                                               DISCOUNT       PAID LOSSES AND
                                               DEDUCTED       LOSS ADJUSTMENT
                                             FROM RESERVES       EXPENSES
                                            ---------------  ----------------
Year ended December 31, 2007
  Property-casualty ......................  $             -  $         37,608
                                            ===============  =================
Year ended December 31, 2008
  Property-casualty ......................  $             -  $         37,738
                                            ===============  =================
Year ended December 31, 2009
  Property-casualty ......................  $             -  $         33,889
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