Form 10-Q
period 2010-03-31
CHANDLER USA INC
filed 2010-05-12
CIK 1083750

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

   	The number of common shares, $1.00 par value, of the registrant outstanding on April 30, 2010 was 2,484, which are owned by Chandler Insurance Company, Ltd.

-------------------------------------------------------------------------------

                                                                      Page i

                            CHANDLER (U.S.A.), INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS:
--------------------------------
    Consolidated Balance Sheets as of March 31, 2010 (unaudited)
      and December 31, 2009 ..................................................1

    Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited) ..............................2

    Consolidated Statements of Comprehensive Income for the three months ended March 31, 2010 and 2009 (unaudited) .......................3

    Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited) ..............................4

    Notes to Interim Consolidated Financial Statements (unaudited) ...........5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS ............................................13
           ---------------------

ITEM 4T. CONTROLS AND PROCEDURES ............................................18
--------------------------------

PART II - OTHER INFORMATION
---------------------------
Item 1.    Legal Proceedings ................................................18

Item 1A.   Risk Factors .....................................................18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ......18

Item 3.    Defaults Upon Senior Securities ..................................18

Item 4.    Reserved .........................................................18

Item 5.    Other Information ................................................18

Item 6.    Exhibits .........................................................18

Signatures ..................................................................19

                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)

                                                                                          March 31,   December 31,
                                                                                            2010          2009
                                                                                        ------------  ------------
                                                                                         (Unaudited)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $33,749 and $34,923 in 2010 and 2009, respectively) ...... $    34,262   $    35,392
  Unrestricted (amortized cost $59,688 and $66,735 in 2010 and 2009, respectively) ....      60,283        67,829
 Equity securities available for sale, at fair value (cost $0 in 2010 and 2009) .......          42            42
 Short-term investments at fair value (amortized cost $95 and $380
  in 2010 and 2009, respectively) .....................................................          95           380
                                                                                        ------------  ------------
  Total investments ...................................................................      94,682       103,643
Cash and cash equivalents ($915 and $2,194 restricted in 2010 and 2009, respectively) .      17,822         7,430
Accrued investment income .............................................................         772         1,228
Premiums receivable, less allowance for non-collection
 of $352 and $291 at 2010 and 2009, respectively ......................................      24,106        25,305
Reinsurance recoverable on paid losses ................................................         693           316
Reinsurance recoverable on unpaid losses, less allowance for non-collection
 of $283 and $298 at 2010 and 2009, respectively ......................................      37,317        36,588
Reinsurance recoverable on unpaid losses from related parties .........................      21,508        21,360
Prepaid reinsurance premiums ..........................................................       3,684         3,424
Prepaid reinsurance premiums to related parties .......................................      12,392        12,276
Deferred policy acquisition costs .....................................................       2,008         1,546
Property and equipment, net ...........................................................       7,028         7,174
Amounts due from related parties ......................................................      12,214        12,697
State insurance licenses, net .........................................................       3,745         3,745
Other assets ..........................................................................      10,680        10,613
                                                                                        ------------  ------------
Total assets .......................................................................... $   248,651   $   247,345
                                                                                        ============  ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses ........................................... $   108,338   $   107,341
 Unearned premiums ....................................................................      45,143        44,519
 Policyholder deposits ................................................................       8,476         9,094
 Accrued taxes and other payables .....................................................       6,218         6,831
 Premiums payable .....................................................................       4,988         4,266
 Premiums payable to related parties ..................................................         404           522
 Debentures ...........................................................................       6,979         6,979
 Junior subordinated debentures issued to affiliated trusts ...........................      20,620        20,620
                                                                                        ------------  ------------
  Total liabilities ...................................................................     201,166       200,172
                                                                                        ------------  ------------

Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding .................................................           2             2
 Paid-in surplus ......................................................................      60,584        60,584
 Accumulated deficit ..................................................................     (13,860)      (14,472)
 Accumulated other comprehensive income:
  Unrealized gain on investments available for sale, net of deferred income taxes .....         759         1,059
                                                                                        ------------  ------------
  Total shareholder's equity ..........................................................      47,485        47,173
                                                                                        ------------  ------------
Total liabilities and shareholder's equity ............................................ $   248,651   $   247,345
                                                                                        ============  ============


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                      PAGE 2
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                    Three months ended March 31,
                                                                  --------------------------------
                                                                       2010               2009
                                                                  -------------      -------------
Premiums and other revenues
  Direct premiums written and assumed ........................... $     22,112        $    24,854
  Reinsurance premiums ceded ....................................       (2,767)            (2,542)
  Reinsurance premiums ceded to related parties .................       (5,829)            (6,670)
                                                                  -------------      -------------
    Net premiums written and assumed ............................       13,516             15,642
  Increase in unearned premiums .................................         (248)              (773)
                                                                  -------------      -------------

    Net premiums earned .........................................       13,268             14,869

Interest income, net ............................................          733                761
Interest income, net from related parties .......................          110                106
Realized investment gains .......................................          928                384
Other income ....................................................          492                443
                                                                  -------------      -------------

    Total premiums and other revenues ...........................       15,531             16,563
                                                                  -------------      -------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $3,230 and $3,525 in
    2010 and 2009, respectively .................................        8,243              8,262
  Policy acquisition costs, net of ceding commissions
    received from related parties of $1,717 and $2,536 in
    2010 and 2009, respectively .................................        2,806              2,916
  General and administrative expenses ...........................        2,995              3,105
  Interest expense ..............................................          577                598
                                                                  -------------      -------------

    Total operating costs and expenses ..........................       14,621             14,881
                                                                  -------------      -------------

Income before income taxes ......................................          910              1,682
Federal income tax provision ....................................         (298)              (611)
                                                                  -------------      -------------

  Net income .................................................... $        612       $      1,071
                                                                  =============      =============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                  Three months ended March 31,
                                                                --------------------------------
                                                                    2010                2009
                                                                -------------       ------------
Net income ...................................................  $        612        $     1,071
                                                                -------------       ------------

Other comprehensive loss, before income tax:
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period ....           473               (278)
  Less:  Reclassification adjustment for gains included
   in net income .............................................          (928)              (384)
                                                                -------------       ------------

Other comprehensive loss, before income tax ..................          (455)              (662)

Income tax benefit related to items of other
 comprehensive loss ..........................................           155                225
                                                                -------------       ------------

Other comprehensive loss, net of income tax ..................          (300)              (437)
                                                                -------------       ------------

Comprehensive income .........................................  $        312        $       634
                                                                =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                               Three months ended March 31,
                                                                              ------------------------------
                                                                                  2010              2009
                                                                              ------------      ------------
OPERATING ACTIVITIES
Net income .................................................................. $       612       $     1,071
  Add (deduct):
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Realized investment gains, net ..........................................        (928)             (384)
    Net losses on sale of property and equipment ............................           -                 6
    Amortization and depreciation expense  ..................................         395               393
    Provision for non-collection of premiums ................................          61                15
    Provision for non-collection of reinsurance recoverables ................           9               112
    Provision for non-collection of debenture ...............................          10                10
    Net change in non-cash balances relating to operating activities:
      Accrued investment income .............................................         456                87
      Premiums receivable ...................................................       1,138             2,095
      Reinsurance recoverable on paid losses ................................        (401)               71
      Reinsurance recoverable on unpaid losses ..............................        (714)           (1,978)
      Reinsurance recoverable on unpaid losses from related parties .........        (148)             (225)
      Prepaid reinsurance premiums ..........................................        (260)             (206)
      Prepaid reinsurance premiums to related parties .......................        (116)             (336)
      Deferred policy acquisition costs .....................................        (462)              (89)
      Other assets ..........................................................          64               396
      Unpaid losses and loss adjustment expenses ............................         997             2,578
      Unearned premiums .....................................................         624             1,316
      Policyholder deposits .................................................        (618)             (868)
      Accrued taxes and other payables ......................................        (613)             (360)
      Premiums payable ......................................................         722              (450)
      Premiums payable to related parties ...................................        (118)               41
                                                                              ------------      ------------
    Cash provided by operating activities ...................................         710             3,295
                                                                              ------------      ------------

INVESTING ACTIVITIES
  Short-term investments:
    Purchases ...............................................................           -               (95)
    Maturities ..............................................................         285               950
  Unrestricted fixed maturities available for sale:
    Purchases ...............................................................     (24,294)          (16,402)
    Sales ...................................................................      25,627             6,616
    Maturities ..............................................................       7,623             1,715
  Cost of property and equipment purchased ..................................         (42)              (71)
  Proceeds from sale of property and equipment ..............................           -                16
                                                                              ------------      ------------
    Cash provided by (applied to) investing activities ......................       9,199            (7,271)
                                                                              ------------      ------------

FINANCING ACTIVITIES
  Payments and loans from related parties ...................................         748               403
  Payments and loans to related parties .....................................        (265)             (565)
                                                                              ------------      ------------
    Cash provided by (applied to) investing activities ......................         483              (162)
                                                                              ------------      ------------

Increase (decrease) in cash and cash equivalents during the period ..........      10,392            (4,138)
Cash and cash equivalents at beginning of period ............................       7,430            20,636
                                                                              ------------      ------------
Cash and cash equivalents at end of period .................................. $    17,822       $    16,498
                                                                              ============      ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year.

  The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries that meet consolidation requirements including National American Insurance Company ("NAICO") and Chandler Insurance Managers, Inc. ("CIMI").

NOTE 2.  SEGMENT INFORMATION

  Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold. The following table presents a summary of Chandler USA's operating segments for the three month periods ended March 31, 2010 and 2009:

                                                 Property
                                                   and
                                                 casualty                   Intersegment    Reported
                                                 insurance       Agency     eliminations    balances
                                                ------------  ------------  ------------  ------------
                                                                    (In thousands)
THREE MONTHS ENDED MARCH 31, 2010
Revenues from external customers (1) .......... $    13,344   $       416   $         -   $    13,760
Intersegment revenues .........................          31           397          (428)            -
Segment profit (loss) before income taxes (2)..       1,010          (100)            -           910
Segment assets ................................     246,911         8,719        (6,979)      248,651

THREE MONTHS ENDED MARCH 31, 2009
Revenues from external customers (1) .......... $    15,014   $       298   $         -   $    15,312
Intersegment revenues .........................          29           803          (832)            -
Segment profit before income taxes (2).........       1,444           238             -         1,682
Segment assets ................................     236,678         8,690        (7,830)      237,538

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

                                             THREE MONTHS ENDED MARCH 31,
                                           --------------------------------
                                               2010                2009
                                           ------------        ------------
                                                    (In thousands)
INSURANCE PROGRAM:
-----------------------------------------
  NET PREMIUMS EARNED
  Standard lines ........................  $    12,975         $    14,172
  Political subdivisions ................          225                 644
  Other .................................           68                  53
                                           ------------        ------------
  TOTAL .................................  $    13,268         $    14,869
                                           ============        ============

  LOSSES AND LOSS ADJUSTMENT EXPENSES
  Standard lines ........................  $     8,178         $     7,702
  Political subdivisions ................          (35)                409
  Other .................................          100                 151
                                           ------------        ------------
  TOTAL .................................  $     8,243         $     8,262
                                           ============        ============



                                             THREE MONTHS ENDED MARCH 31,
                                           --------------------------------
                                               2010                2009
                                           ------------        ------------
                                                    (In thousands)
LINES OF INSURANCE:
-----------------------------------------
  NET PREMIUMS EARNED
  Workers compensation ..................  $     5,034         $     5,130
  Automobile liability ..................        4,092               4,750
  Other liability .......................        2,790               3,364
  Automobile physical damage ............        1,023               1,603
  Inland marine .........................          161                   3
  Property ..............................          132                   3
  Other .................................           36                  16
                                           ------------        ------------
  TOTAL .................................  $    13,268         $    14,869
                                           ============        ============

  LOSSES AND LOSS ADJUSTMENT EXPENSES
  Workers compensation ..................  $     3,758         $     2,408
  Automobile liability ..................        2,886               3,774
  Other liability .......................          606               1,406
  Automobile physical damage ............          770                 676
  Inland marine .........................           88                 (64)
  Property ..............................           57                 (29)
  Other .................................           78                  91
                                           ------------        ------------
  TOTAL .................................  $     8,243         $     8,262
                                           ============        ============


NOTE 3.  COMMITMENTS AND CONTINGENCIES

  During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004 and March 2007, the lease was extended for additional three year terms, and during March 2010, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $10,929 plus
(ii) interest on the unpaid lease balance at a floating interest rate of 1% over JP Morgan Chase Bank prime, which was 4.25% at March 31, 2010. The interest rate is subject to a minimum rate of 5.5% beginning in March 2010. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.5 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.2 million.

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

  The trial in the Harris County cases began in late April 2006, and concluded August 1, 2006. The jury found in favor of NAICO, Gulsby, Bay Limited and the joint venture between Gulsby and Bay Limited ("Gulsby-Bay Plant Partners") on all counts and fixed damages against Gulf Liquids and Williams totaling $402,568,089. The damages determined by the jury included a total of $325 million in punitive damages. Among other findings, the jury found:

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

  On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby and the denial of its claims against NAICO and Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts. The recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses related to this litigation were approximately $10.1 million at March 31, 2010 and December 31, 2009.

NOTE 5.  NEW ACCOUNTING STANDARDS

  Chandler USA has reviewed the recently issued accounting pronouncements and concluded that the following new accounting standards and accounting standard updates are applicable to Chandler USA.

  In June 2009, the Financial Accounting Standards Board ("FASB") issued new guidance on the accounting for transfers of financial assets. The new guidance requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. Chandler USA has adopted this new guidance as of January 1, 2010. The adoption of this new guidance did not have any impact on its consolidated financial statements.

  In June 2009, the FASB issued new guidance on the accounting for variable interest entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. Chandler USA has adopted this new guidance as of January
1, 2010. The adoption of this new guidance did not have any impact on its consolidated financial statements. While the trusts that hold Chandler USA's junior subordinated debentures are variable interest entities, and Chandler USA has 100% ownership and has guaranteed the performance of the trusts, Chandler USA is not the primary beneficiary because its interest is not variable. Therefore, Chandler USA does not consolidate the trusts under this new guidance.

  In January 2010, the FASB issued new guidance on improving disclosures about fair value measurements. The new guidance does not change how fair values are measured. Chandler USA has adopted this new guidance as of January 1, 2010. The adoption of this new guidance did not have any impact on its consolidated financial statements. The disclosures required by this new guidance are included in Note 7.

NOTE 6.  INVESTMENTS AND INVESTMENT INCOME

  Net investment income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ----------------------
                                                               2010        2009
                                                            ----------  ----------
                                                                (In thousands)
Interest on fixed-maturity investments ...................  $     782   $     763
Interest on short-term investments and cash equivalents ..          6          63
Investment expenses ......................................        (55)        (65)
                                                            ----------  ----------
  Investment income, net .................................        733         761
                                                            ----------  ----------
  Realized gains, net - fixed-maturity investments .......        928         384
                                                            ----------  ----------
                                                            $   1,661   $   1,145
                                                            ==========  ==========


  Investment expenses included $18,000 and $28,000 in the first quarter of 2010 and 2009, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

  The amortized cost of fixed maturities or cost of equity securities, gross unrealized gains or losses, fair value and carrying value of investments are as follows:


                                                                  GROSS      GROSS
                                                                UNREALIZED UNREALIZED   FAIR     CARRYING
MARCH 31, 2010                                           COST     GAINS      LOSSES     VALUE      VALUE
---------------------------------------------------  ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                                      (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies ...................................  $  43,210  $     516  $     (19) $  43,707  $  43,707
Corporate obligations .............................     19,127        398        (30)    19,495     19,495
Public utilities ..................................      1,027         45          -      1,072      1,072
Obligations of states and political subdivisions...     30,073        331       (133)    30,271     30,271
                                                     ---------- ---------- ---------- ---------- ----------
                                                     $  93,437  $   1,290  $    (182) $  94,545  $  94,545
                                                     ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ...................................  $       -  $      42  $       -  $      42  $      42
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
                                                     ========== ========== ========== ========== ==========


  Other than investments in bonds and notes of the U.S. Government and U.S. Government agencies and authorities, Chandler USA did not hold any fixed maturity investments that exceeded 10% of shareholder's equity at March 31, 2010 or December 31, 2009.

  The fair value of Chandler USA's investments with continuous gross unrealized losses at March 31, 2010 is presented below:


                                         LESS THAN 12 MONTHS      12 MONTHS OR LONGER             TOTAL
                                       -----------------------  -----------------------  ------------------------
                                                    UNREALIZED               UNREALIZED               UNREALIZED
                                       FAIR VALUE     LOSSES    FAIR VALUE     LOSSES    FAIR VALUE     LOSSES
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                                                   (In thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .......... $    4,040   $     (19)  $        -   $       -   $    4,040   $     (19)
Corporate securities .................        664          (6)       1,744         (24)       2,408         (30)
Public utilities .....................          -           -            -           -            -           -
Obligations of states and political
  subdivisions .......................     12,175        (132)         574          (1)      12,749        (133)
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                       $   16,879   $    (157)  $    2,318   $     (25)  $   19,197   $    (182)
                                       ===========  ==========  ===========  ==========  ===========  ==========


  The unrealized losses of Chandler USA's fixed maturity investments were primarily caused by changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market prices. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Chandler USA regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Based on an evaluation of the issues, including, but not limited to, Chandler USA's intentions to sell or ability to hold the investments; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, Chandler USA does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at March 31, 2010 are shown below:


                                                      AVAILABLE FOR SALE
                                                    ------------------------
                                                     AMORTIZED
                                                        COST      FAIR VALUE
                                                    ------------  ----------
                                                         (In thousands)
Due in one year or less ..........................  $     6,784   $   6,822
Due after one year through five years ............       41,205      42,062
Due after five years through ten years ...........       35,676      35,838
Due after ten years ..............................        9,772       9,823
                                                    ------------  ----------
                                                    $    93,437   $  94,545
                                                    ============  ==========


  Realized gains and losses from sales of investments are shown below:


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                        ------------------
                                                          2010      2009
                                                        --------  --------
                                                          (In thousands)
     FIXED MATURITIES:
     Gross realized gains ............................. $   928   $   384
     Gross realized losses ............................       -         -
                                                        --------  --------
       Total net realized gains ....................... $   928   $   384
                                                        ========  ========


  NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for reinsurance agreements in which NAICO is the assuming reinsurer. NAICO has also established a letter of credit in the amount of $500,000 and pledged cash and investments in this amount to secure reserves assumed under a reinsurance agreement. Certain insurance companies require CIMI to hold unremitted net insurance premiums in a fiduciary capacity until disbursed by CIMI. At March 31, 2010, the total amount of cash and securities restricted as a result of these arrangements was $35.2 million which was a decrease of $2.4 million from December 31, 2009.

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

  The following tables present information about Chandler USA's assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. Substantially all of the prices of fixed maturities, equity securities and short-term investments that are valued as Level 1 or Level 2 in the fair value hierarchy are received from independent pricing services utilized by our investment custodians. No liabilities were measured at fair value at March 31, 2010 or December 31, 2009.


                                                                     FAIR VALUE MEASUREMENTS AT MARCH 31, 2010
                                                          ----------------------------------------------------------------
                                                            QUOTED PRICES    SIGNIFICANT
                                                              IN ACTIVE         OTHER          SIGNIFICANT
                                                             MARKETS FOR      OBSERVABLE       UNOBSERVABLE
                                                          IDENTICAL ASSETS      INPUTS            INPUTS          TOTAL
  DESCRIPTION                                                 (LEVEL 1)        (LEVEL 2)         (LEVEL 3)     FAIR VALUE
--------------------------------------------------------  ----------------  ---------------  ----------------  -----------
                                                                                    (In thousands)
  Fixed maturities available for sale:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies .............  $             -   $       43,707   $             -   $   43,707
    Corporate obligations ..............................                -           19,495                 -       19,495
    Public utilities ...................................                -            1,072                 -        1,072
    Obligations of states and political subdivisions ...                -           30,271                 -       30,271
                                                          ----------------  ---------------  ----------------  -----------
      Total fixed maturities available for sale ........                -           94,545                 -       94,545

  Equity securities - corporate stock ..................                -                -                42           42
  Short-term investments ...............................                -               95                 -           95
                                                          ----------------  ---------------  ----------------  -----------
    Total ..............................................  $             -   $       94,640   $            42   $   94,682
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
                                                          ================  ===============  ================  ===========


  Prices for fixed maturities available for sale and short-term investments were provided by various custodians that hold such assets on behalf of Chandler USA. The custodians utilize independent pricing services to determine prices for these assets. Management reviews the prices provided but does not conduct an independent validation of the prices. Any fixed maturities that are not held by a custodian are priced using non-binding broker quotations. Total assets priced from broker quotations totaled $377,000 at March 31, 2010 and December 31, 2009, or 0.4% of total Level 2 assets in each period. There were no transfers into or out of Level 1 or Level 2 during the quarter ended March 31, 2010.

  At March 31, 2010, Chandler USA's equity securities which were measured at fair value using Level 3 inputs consisted of common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. The fair value of this stock was based upon an analytically determined valuation from an independent rating organization. The following table presents additional information about assets measured at fair value using Level 3 inputs for the quarter ended March 31, 2010:


     FAIR VALUE MEASUREMENTS USING SIGNIFICANT          THREE MONTHS ENDED
     UNOBSERVABLE INPUTS (LEVEL 3)                        MARCH 31, 2010
   -------------------------------------------------    ------------------
                                                          (In thousands)
     Equity Securities - corporate stocks:
     Beginning balance .............................    $             42
       Total realized and unrealized gains (losses):
         Included in earnings ......................                   -
         Included in other comprehensive income ....                   -
       Purchases, issuances, sales and settlements:
         Purchases .................................                   -
         Issuances .................................                   -
         Sales .....................................                   -
         Settlements ...............................                   -
         Transfers into Level 3 ....................                   -
         Transfers out of Level 3 ..................                   -
                                                        -----------------
     Ending balance ................................    $             42
                                                        =================


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

  A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums and state insurance licenses) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of March 31, 2010 and December 31, 2009. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 6. The fair value of Chandler USA's senior debentures was estimated to be $7.1 million as of March 31, 2010 and December 31, 2009, based on an analytically determined valuation from an independent rating organization. Chandler USA's senior debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The senior debentures are redeemable by Chandler USA without penalty or premium, and may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate at March 31, 2010 was 4.35%. The fair value of Chandler USA's junior subordinated debentures was estimated to be $22.1 million and $22.0 million at March 31, 2010 and December 31, 2009, respectively.

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

RESULTS OF OPERATIONS

PREMIUMS EARNED

  The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance for the three month periods ended March 31, 2010 and 2009:


                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED MARCH 31,           2010           2009           2010           2009
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   INSURANCE PROGRAMS:
   Standard lines ................... $    21,077    $    22,492    $    12,975    $    14,172
   Political subdivisions ...........         353            987            225            644
   Other ............................          58             60             68             53
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    21,488    $    23,539    $    13,268    $    14,869
                                      ============   ============   ============   ============

   LINES OF INSURANCE:
   Workers compensation ............. $     7,811    $     7,843    $     5,034    $     5,130
   Automobile liability .............       5,944          6,899          4,092          4,750
   Other liability ..................       5,685          6,401          2,790          3,364
   Automobile physical damage .......       1,528          2,363          1,023          1,603
   Inland marine ....................         252              5            161              3
   Property .........................         243              3            132              3
   Other ............................          25             25             36             16
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    21,488    $    23,539    $    13,268    $    14,869
                                      ============   ============   ============   ============


  Gross premiums earned in the first quarter of 2010 decreased $2.1 million or 9% compared to the first quarter of 2009. Net premiums earned decreased $1.6 million or 11% in the first quarter of 2010 compared to the first quarter of 2009.

  Gross premiums earned in the standard lines program decreased $1.4 million or 6% in the first quarter of 2010 compared to the first quarter of 2009. Gross premiums earned from trucking accounts in this program decreased $1.2 million in the first quarter of 2010. Gross premiums earned for automobile liability decreased $630,000 in the first quarter of 2010, and gross premiums earned for automobile physical damage decreased $754,000 the first quarter of 2010. Net premiums earned decreased $1.2 million or 8% in the first quarter of 2010 versus the first quarter of 2009, due to the decrease in gross earned premiums.

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

  Gross premiums earned in the political subdivisions program decreased $634,000 or 64% in the first quarter of 2010 compared to the first quarter of 2009. Net premiums earned in the political subdivisions program decreased $419,000 or 65% in the first quarter of 2010 versus the first quarter of 2009. From January 2007 to the second quarter of 2009, the property and inland marine lines of insurance in the political subdivisions program that were previously written by NAICO were written by Praetorian through an arrangement between Praetorian and CIMI. CIMI and Praetorian terminated this arrangement effective June 29, 2009. Effective June 1, 2009, the property, inland marine, automobile liability, automobile physical damage and other liability lines of insurance in the political subdivisions program that were previously written by NAICO are being written by Greenwich Insurance Company ("Greenwich") through an arrangement with CIMI. Under this arrangement, CIMI receives commission income for the business it produces. CIMI is responsible for the payment of commissions to the producing agents, and is also responsible for providing underwriting and loss control services for this business. NAICO handles all claims for this business under a separate claims handling agreement with Greenwich. NAICO will continue to write workers compensation coverages for the political subdivisions program and has agreed to reinsure on a quota share basis 35% of the first $1,000,000 of loss per occurrence of the other liability business in this program. Because of these changes, NAICO expects its future premiums earned for the political subdivisions program to decrease significantly.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

  At March 31, 2010, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate and tax exempt bonds and certificates of deposit insured by the FDIC, with approximately 16% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

  Net investment income, excluding interest income from related parties decreased $28,000 or 4% in the first quarter of 2010 versus the first quarter of 2009 due primarily to lower interest rates. Cash and invested assets were $112.5 million at March 31, 2010 compared to $111.1 million at December 31, 2009 and $106.3 million at March 31, 2009. Net interest income from related parties was $110,000 in the first quarter of 2010 compared to $106,000 in the first quarter of 2009.

  Net realized investment gains were $928,000 in the first quarter of 2010 compared to $384,000 in the first quarter of 2009. The realized gains resulted from sales of fixed maturities available for sale in the amount of $25.6 million.

OTHER INCOME

  Other income was $492,000 in the first quarter of 2010 and increased $49,000 or 11% compared to the first quarter of 2009. Other income included net commission income related to business produced by CIMI for insurance companies other than NAICO totaling $416,000 in the first quarter of 2010 and $297,000 in the first quarter of 2009.

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

  The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 62.1% for the first quarter of 2010 versus 55.6% in the first quarter of 2009. During the first quarter of 2010, NAICO experienced redundant loss reserve development totaling $418,000 which decreased the 2010 loss ratio by 3.2 percentage points. During 2009, NAICO experienced redundant loss reserve development totaling $330,000 which decreased the 2009 loss ratio by 2.2 percentage points. Weather-related losses from wind and hail were not significant in the first quarter of 2010 or 2009.

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

  The following table sets forth Chandler USA's policy acquisition costs for each of the three month periods ended March 31, 2010 and 2009:


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2010            2009
                                                    ------------    ------------
                                                           (In thousands)
      Commissions expense ......................... $     3,247     $     3,683
      Other premium related assessments ...........         173             267
      Premium taxes ...............................         431             455
      Excise taxes ................................          58              67
      Other expense ...............................         130             126
                                                    ------------    ------------
      Total direct expenses .......................       4,039           4,598

      Indirect underwriting expenses ..............       1,473           1,430
      Commissions received from reinsurers ........      (2,245)         (3,023)
      Adjustment for deferred acquisition costs ...        (461)            (89)
                                                    ------------    ------------
      Net policy acquisition costs ................ $     2,806     $     2,916
                                                    ============    ============


  Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 24.9% for the first quarter of 2010 versus 24.3% for the first quarter of 2009 and 25.5% for the year ended December 31, 2009. Commissions expense as a percentage of gross written and assumed premiums was 14.7% for the first quarter of 2010 versus 14.8% for the first quarter of 2009 and the year ended December 31, 2009.

  Indirect underwriting expenses increased $43,000 in the first quarter of 2010 compared to the first quarter of 2009, and were 6.7% and 5.8% of total direct written and assumed premiums in the three month periods ended March 31, 2010 and 2009, respectively. Indirect expenses were 6.4% of total direct written and assumed premiums in the year ended December 31, 2009. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers decreased $778,000 in the first quarter of 2010 compared to the year-ago quarter due to a decrease in reinsurance premiums ceded to related parties in the 2010 quarter, and to a reduction in the ceding commission rate on premiums ceded to related parties.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses were 13.6% of gross premiums earned and other income in the first quarter of 2010 versus 12.9% in the 2009 quarter and 12.4% in the year ended December 31, 2009. General and administrative expenses decreased $110,000 or 4% in the first quarter of 2010 compared to the 2009 quarter. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

  Interest expense was $577,000 in the first quarter of 2010 compared to $598,000 in the first quarter of 2009. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The decrease in the 2010 period was due primarily to lower interest rates during 2010, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

  In the first quarter of 2010, Chandler USA provided $710,000 in cash from operations. Premiums receivable decreased $1.1 million and unpaid losses and loss adjustment expenses increased $997,000. These were partially offset by an increase in reinsurance recoverable on unpaid losses and loss adjustment expenses of $862,000 and by a decrease in accrued taxes and other payables of $613,000. In the first quarter of 2009, Chandler USA provided $3.3 million in cash from operations. Unpaid losses and loss adjustment expenses increased $2.6 million, premiums receivable decreased $2.1 million and unearned premiums increased $1.3 million during the first quarter of 2009. These were partially offset by an increase in reinsurance recoverable on unpaid losses and loss adjustment expenses of $2.2 million.

  NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. Certain insurance companies require CIMI to hold unremitted net insurance premiums in a fiduciary capacity until disbursed by CIMI. At March 31, 2010, the total amount of cash and securities restricted as a result of these arrangements was $35.2 million which was a decrease of $2.4 million from December 31, 2009.

  At March 31, 2010, Chandler USA's parent company, Chandler Insurance Company, Ltd., owed approximately $12.2 million to Chandler USA versus $12.7 million at December 31, 2009 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in The Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

  During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for a three year term. During March 2004 and March 2007, the lease was extended for additional three year terms, and during March 2010, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $10,929 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase
Bank prime which was 4.25% at March 31, 2010. The interest rate is subject to a minimum rate of 5.5% beginning in March 2010. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.5 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately
$1.2 million.

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

  As of December 31, 2009, NAICO had statutory earned surplus of $15.5 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2010 without the approval of the Oklahoma Department of Insurance is $5.4 million. NAICO paid cash shareholder dividends to Chandler USA totaling $300,000 during the first quarter of 2010. During the first quarter of 2009, NAICO paid cash shareholder dividends to Chandler USA totaling $500,000.

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

  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the "Acts") were signed into law during March 2010. Many of the provisions in the Acts require the issuance of additional guidance and do not become operative until future years. NAICO does not write accident and health insurance. To the extent that the Acts adversely impact medical costs, NAICO's liability and workers compensation insurance business could be affected. At this time, we do not expect the Acts to have a material impact on our consolidated financial statements.

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

  On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby and the denial of its claims against NAICO and Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts. The recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses related to this litigation were approximately $10.1 million at March 31, 2010 and December 31, 2009.

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

Item 1A.   RISK FACTORS
           ------------
           There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
           -----------------------------------------------------------
           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------
           None.

Item 4.    RESERVED
           --------

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


Date:  May 12, 2010                CHANDLER (U.S.A.), INC.

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