Form 10-Q
period 2010-06-30
CHANDLER USA INC
filed 2010-08-10
CIK 1083750

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

   	The number of common shares, $1.00 par value, of the registrant outstanding on July 31, 2010 was 2,484, which are owned by Chandler Insurance Company, Ltd.

-------------------------------------------------------------------------------

                                                                      Page i

                            CHANDLER (U.S.A.), INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS:
--------------------------------
    Consolidated Balance Sheets as of June 30, 2010 (unaudited)
      and December 31, 2009 ..................................................1

Consolidated Statements of Operations for the three months
      ended June 30, 2010 and 2009 (unaudited)  ..............................2

Consolidated Statements of Operations for the six months
      ended June 30, 2010 and 2009 (unaudited)  ..............................3

Consolidated Statements of Comprehensive Income for the three months ended June 30, 2010 and 2009 (unaudited)  .......................4

Consolidated Statements of Comprehensive Income for the six
      months ended June 30, 2010 and 2009 (unaudited)  .......................5

Consolidated Statements of Cash Flows for the six months
      ended June 30, 2010 and 2009 (unaudited)  ..............................6

Notes to Interim Consolidated Financial Statements (unaudited)  ..............7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS ............................................15
           ---------------------

ITEM 4. CONTROLS AND PROCEDURES .............................................21
--------------------------------

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings ...............................................22

Item 1A.    Risk Factors  ...................................................22

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds  ....22

Item 3.     Defaults Upon Senior Securities  ................................22

Item 4.     Reserved  .......................................................22

Item 5.     Other Information  ..............................................22

Item 6.     Exhibits  .......................................................22

Signatures  .................................................................23

                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)

                                                                                            June 30,    December 31,
                                                                                              2010          2009
                                                                                          ------------  ------------
                                                                                           (Unaudited)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $31,480 and $34,923 in 2010 and 2009, respectively) ........ $    32,452   $    35,392
  Unrestricted (amortized cost $67,155 and $66,735 in 2010 and 2009, respectively) ......      68,310        67,829
 Equity securities at fair value (cost $0 in 2010 and 2009) .............................          42            42
 Mortgage loan on real estate, at cost ..................................................       2,334             -
 Short-term investments at fair value (amortized cost $0 and $380
  in 2010 and 2009, respectively) .......................................................           -           380
                                                                                          ------------  ------------
  Total investments .....................................................................     103,138       103,643

Cash and cash equivalents ($1,862 and $2,194 restricted in 2010 and 2009, respectively)..      14,753         7,430
Accrued investment income ...............................................................         981         1,228
Premiums receivable, less allowance for non-collection of $426 and $291 at
 2010 and 2009, respectively ............................................................      21,426        25,305
Reinsurance recoverable on paid losses ..................................................         629           316
Reinsurance recoverable on unpaid losses, less allowance for
 non-collection of $266 and $298 at 2010 and 2009, respectively .........................      38,963        36,588
Reinsurance recoverable on unpaid losses from related parties ...........................      21,383        21,360
Prepaid reinsurance premiums ............................................................       3,496         3,424
Prepaid reinsurance premiums to related parties .........................................      12,315        12,276
Deferred policy acquisition costs .......................................................       2,340         1,546
Property and equipment, net .............................................................       6,927         7,174
Amounts due from related parties ........................................................      11,748        12,697
State insurance licenses, net ...........................................................       3,745         3,745
Other assets ............................................................................      10,725        10,613
                                                                                          ------------  ------------
Total assets ............................................................................ $   252,569   $   247,345
                                                                                          ============  ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses ............................................. $   109,579   $   107,341
 Unearned premiums ......................................................................      44,786        44,519
 Policyholder deposits ..................................................................       8,400         9,094
 Accrued taxes and other payables .......................................................       9,676         6,831
 Premiums payable .......................................................................       4,161         4,266
 Premiums payable to related parties ....................................................         150           522
 Senior debentures ......................................................................       6,979         6,979
 Junior subordinated debentures issued to affiliated trusts .............................      20,620        20,620
                                                                                          ------------  ------------
  Total liabilities .....................................................................     204,351       200,172
                                                                                          ------------  ------------
Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ...................................................           2             2
 Paid-in surplus ........................................................................      60,584        60,584
 Accumulated deficit ....................................................................     (13,799)      (14,472)
 Accumulated other comprehensive income:
 Unrealized gain on investments available for sale, net of deferred income taxes ........       1,431         1,059
                                                                                          ------------  ------------
  Total shareholder's equity ............................................................      48,218        47,173
                                                                                          ------------  ------------
Total liabilities and shareholder's equity .............................................. $   252,569   $   247,345
                                                                                          ============  ============


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                      PAGE 2
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                    Three months ended June 30,
                                                                  --------------------------------
                                                                       2010               2009
                                                                  -------------      -------------
Premiums and other revenues
  Direct premiums written and assumed ........................... $     21,855        $    21,034
  Reinsurance premiums ceded ....................................       (2,207)            (2,836)
  Reinsurance premiums ceded to related parties .................       (5,853)            (5,398)
                                                                  -------------      -------------

    Net premiums written and assumed ............................       13,795             12,800
  Decrease in unearned premiums .................................           91              1,409
                                                                  -------------      -------------

    Net premiums earned .........................................       13,886             14,209

Investment income, net ..........................................          731                780
Interest income, net from related parties .......................          104                109
Realized investment gains, net ..................................          167                805
Other income ....................................................          436                332
                                                                  -------------      -------------

  Total premiums and other revenues .............................       15,324             16,235
                                                                  -------------      -------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $3,579 and $4,700 in
    2010 and 2009, respectively .................................        8,238              9,500
  Policy acquisition costs, net of ceding commissions
    received from related parties of $1,719 and $2,052 in
    2010 and 2009, respectively .................................        3,263              2,878
  General and administrative expenses ...........................        3,181              2,719
  Interest expense ..............................................          578                595
                                                                  -------------      -------------

    Total operating costs and expenses ..........................       15,260             15,692
                                                                  -------------      -------------

Income before income taxes ......................................           64                543
Federal income tax provision ....................................           (3)              (218)
                                                                  -------------      -------------

  Net income .................................................... $         61       $        325
                                                                  =============      =============


See accompanying Notes to Interim Consolidated Financial Statements.

                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                      Six months ended June 30,
                                                                  --------------------------------
                                                                       2010               2009
                                                                  -------------      -------------
Premiums and other revenues
  Direct premiums written and assumed ........................... $     43,967        $    45,888
  Reinsurance premiums ceded ....................................       (4,974)            (5,378)
  Reinsurance premiums ceded to related parties .................      (11,682)           (12,068)
                                                                  -------------      -------------

    Net premiums written and assumed ............................       27,311             28,442
  Decrease (increase) in unearned premiums ......................         (157)               636
                                                                  -------------      -------------

    Net premiums earned .........................................       27,154             29,078

Investment income, net ..........................................        1,464              1,541
Interest income, net from related parties .......................          214                215
Realized investment gains, net ..................................        1,095              1,189
Other income ....................................................          928                775
                                                                  -------------      -------------

  Total premiums and other revenues .............................       30,855             32,798
                                                                  -------------      -------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $6,556 and $8,225 in
    2010 and 2009, respectively .................................       16,481             17,762
  Policy acquisition costs, net of ceding commissions
    received from related parties of $3,436 and $4,588 in
    2010 and 2009, respectively .................................        6,069              5,794
  General and administrative expenses ...........................        6,176              5,824
  Interest expense ..............................................        1,155              1,193
                                                                  -------------      -------------

    Total operating costs and expenses ..........................       29,881             30,573
                                                                  -------------      -------------

Income before income taxes ......................................          974              2,225
Federal income tax provision ....................................         (301)              (829)
                                                                  -------------      -------------

  Net income .................................................... $        673       $      1,396
                                                                  =============      =============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                   Three months ended June 30,
                                                                --------------------------------
                                                                    2010                2009
                                                                -------------       ------------
Net income ...................................................  $         61        $       325
                                                                -------------       ------------

Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ..         1,186               (158)
    Less:  Reclassification adjustment for gains included in
      net income .............................................          (167)              (805)
                                                                -------------       ------------

Other comprehensive income (loss), before income tax .........         1,019               (963)
Income tax benefit (provision) related to items of other
  comprehensive income (loss) ................................          (347)               327
                                                                -------------       ------------
Other comprehensive income (loss), net of income tax .........           672               (636)
                                                                -------------       ------------

Comprehensive income (loss) ..................................  $        733        $      (311)
                                                                =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                    Six months ended June 30,
                                                                --------------------------------
                                                                    2010                2009
                                                                -------------       ------------
Net income .................................................... $        673        $     1,396
                                                                -------------       ------------

Other comprehensive income (loss), before income tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period ...        1,659               (436)
    Less:  Reclassification adjustment for gains included in
      net income ..............................................       (1,095)            (1,189)
                                                                -------------       ------------
Other comprehensive income (loss), before income tax ..........          564             (1,625)
Income tax benefit (provision) related to items of other
  comprehensive income (loss) .................................         (192)               552
                                                                -------------       ------------
Other comprehensive income (loss), net of income tax ..........          372             (1,073)
                                                                -------------       ------------

Comprehensive income .......................................... $      1,045        $       323
                                                                =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                Six months ended June 30,
                                                                              ------------------------------
                                                                                  2010              2009
                                                                              ------------      ------------
OPERATING ACTIVITIES
Net income .................................................................. $       673       $     1,396
  Add (deduct):
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Realized investment gains, net ..........................................      (1,095)           (1,189)
    Net (gains) losses on sale of property and equipment ....................          (7)               25
    Amortization and depreciation ...........................................         775               867
    Provision for non-collection of premiums ................................         135                30
    Provision for non-collection of reinsurance recoverables ................          11               155
    Provision for non-collection of debenture ...............................          20                20
    Net change in non-cash balances relating to operating activities:
      Accrued investment income .............................................         247              (255)
      Premiums receivable ...................................................       3,744             4,155
      Reinsurance recoverable on paid losses ................................        (349)              (23)
      Reinsurance recoverable on unpaid losses ..............................      (2,350)           (3,534)
      Reinsurance recoverable on unpaid losses from related parties .........         (23)           (2,244)
      Prepaid reinsurance premiums ..........................................         (72)             (314)
      Prepaid reinsurance premiums to related parties .......................         (39)              274
      Deferred policy acquisition costs .....................................        (794)              (21)
      Other assets ..........................................................        (353)              178
      Unpaid losses and loss adjustment expenses ............................       2,238             8,712
      Unearned premiums .....................................................         267              (595)
      Policyholder deposits .................................................        (694)            2,457
      Accrued taxes and other payables ......................................         864             1,384
      Premiums payable ......................................................        (105)             (359)
      Premiums payable to related parties ...................................        (372)             (205)
                                                                              ------------      ------------
    Cash provided by operating activities ...................................       2,721            10,914
                                                                              ------------      ------------

INVESTING ACTIVITIES
  Short-term investments:
    Purchases ...............................................................           -              (380)
    Maturities ..............................................................         380             4,900
  Unrestricted fixed maturities available for sale:
    Purchases ...............................................................     (44,978)          (53,773)
    Sales ...................................................................      36,210            20,629
    Maturities ..............................................................      14,500             4,715
  Mortgage loan on real estate:
    Purchases ...............................................................      (2,350)                -
    Principal payments received .............................................          16                 -
  Cost of property and equipment purchased ..................................        (133)             (131)
  Proceeds from sale of property and equipment ..............................           8                19
                                                                              ------------      ------------
    Cash provided by (applied to) investing activities ......................       3,653           (24,021)
                                                                              ------------      ------------

FINANCING ACTIVITIES
  Payments and loans from related parties ...................................       2,405               889
  Payments and loans to related parties .....................................      (1,456)           (1,620)
                                                                              ------------      ------------
  Cash provided by (applied to) financing activities ........................         949              (731)
                                                                              ------------      ------------

Increase (decrease) in cash and cash equivalents during the period ..........       7,323           (13,838)

Cash and cash equivalents at beginning of period ............................       7,430            20,636
                                                                              ------------      ------------
Cash and cash equivalents at end of period .................................. $    14,753       $     6,798
                                                                              ============      ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED JUNE 30, 2010 AND 2009
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year.

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

NOTE 2.  SEGMENT INFORMATION

     Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold. The following table presents a summary of Chandler USA's operating segments for the periods indicated:

                                                  PROPERTY
                                                    AND
                                                  CASUALTY                   INTERSEGMENT    REPORTED
                                                  INSURANCE       AGENCY     ELIMINATIONS    BALANCES
                                                 ------------  ------------  ------------  ------------
                                                                     (In thousands)
THREE MONTHS ENDED JUNE 30, 2010
Revenues from external customers (1) ........... $    13,996   $       326   $         -   $    14,322
Intersegment revenues ..........................          23           382          (405)            -
Segment profit (loss) before income taxes (2) ..         302          (238)            -            64

THREE MONTHS ENDED JUNE 30, 2009
Revenues from external customers (1) ........... $    14,319   $       222   $         -   $    14,541
Intersegment revenues ..........................          42           602          (644)            -
Segment profit (loss) before income taxes (2) ..         598           (55)            -           543

SIX MONTHS ENDED JUNE 30, 2010
Revenues from external customers (1) ........... $    27,340   $       742   $         -   $    28,082
Intersegment revenues ..........................          54           779          (833)            -
Segment profit (loss) before income taxes (2) ..       1,312          (338)            -           974
Segment assets .................................     250,894         9,349        (7,674)      252,569

SIX MONTHS ENDED JUNE 30, 2009
Revenues from external customers (1) ........... $    29,333   $       520   $         -   $    29,853
Intersegment revenues ..........................          71         1,405        (1,476)            -
Segment profit before income taxes (2) .........       2,042           183             -         2,225
Segment assets .................................     244,795         8,881        (7,312)      246,364

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

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          ---------------------------  -------------------------
                                              2010           2009         2010          2009
                                          ------------   ------------  ----------   ------------
                                                              (In thousands)
INSURANCE PROGRAM:
-----------------------------------------
  NET PREMIUMS EARNED
  Standard lines ........................ $    13,707    $    13,434   $  26,682    $    27,605
  Political subdivisions ................         161            637         386          1,281
  Other .................................          18            138          86            192
                                          ------------   ------------  ----------   ------------
  TOTAL ................................. $    13,886    $    14,209   $  27,154    $    29,078
                                          ============   ============  ==========   ============

  LOSSES AND LOSS ADJUSTMENT EXPENSES
  Standard lines ........................ $     8,216    $     8,266   $  16,394    $    15,969
  Political subdivisions ................         (10)           762         (46)         1,170
  Other .................................          32            472         133            623
                                          ------------   ------------  ----------   ------------
  TOTAL ................................. $     8,238    $     9,500   $  16,481    $    17,762
                                          ============   ============  ==========   ============



                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          ---------------------------  -------------------------
                                              2010           2009         2010          2009
                                          ------------   ------------  ----------   ------------
                                                              (In thousands)
LINES OF INSURANCE:
-----------------------------------------
  NET PREMIUMS EARNED
  Workers compensation .................. $     5,254    $     5,152   $  10,287    $    10,283
  Automobile liability ..................       4,197          4,403       8,289          9,153
  Other liability .......................       2,868          3,258       5,658          6,621
  Automobile physical damage ............       1,207          1,333       2,230          2,936
  Inland marine .........................         188             32         350             35
  Property ..............................         156             14         288             16
  Other .................................          16             17          52             34
                                          ------------   ------------  ----------   ------------
  TOTAL ................................. $    13,886    $    14,209   $  27,154    $    29,078
                                          ============   ============  ==========   ============
  LOSSES AND LOSS ADJUSTMENT EXPENSES
  Workers compensation .................. $     2,509    $     6,307   $   6,267    $     8,715
  Automobile liability ..................       3,955          1,099       6,840          4,873
  Other liability .......................         782          1,472       1,388          2,878
  Automobile physical damage ............         758            714       1,528          1,390
  Inland marine .........................          87              1         175            (63)
  Property ..............................          74             (4)        130            (33)
  Other .................................          73            (89)        153              2
                                          ------------   ------------  ----------   ------------
  TOTAL ................................. $     8,238    $     9,500   $  16,481    $    17,762
                                          ============   ============  ==========   ============


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004 and March 2007, the lease was extended for additional three year terms, and during March 2010, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $10,929 plus
(ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 4.25% at June 30, 2010. The interest rate is subject to a minimum rate of 5.5%. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.5 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.2 million.

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

     On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby and the denial of its claims against NAICO and Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts. The recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses related to this litigation were approximately $10.1 million at June 30, 2010 and December 31, 2009.

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

     In July 2010, the FASB issued new guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The new guidance is effective for interim and annual reporting periods ending after December 15, 2010. The new guidance requires additional disclosures about financing receivables and the allowances for credit losses. The new guidance does not change how financing receivables or allowances for credit losses are measured. Accordingly, except for the additional disclosures, Chandler USA does not anticipate that the initial application of the new guidance will have any impact on Chandler USA's consolidated financial statements.

NOTE 6.  INVESTMENTS AND INVESTMENT INCOME

     Net investment income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.

                                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30,            JUNE 30,
                                                           ------------------  ------------------
                                                             2010      2009      2010      2009
                                                           --------  --------  --------  --------
                                                                       (In thousands)
Interest on fixed-maturity investments .................... $   768   $   821   $ 1,550   $ 1,594
Interest on short-term investments and cash equivalents ...      10        23        16        76
Interest on mortgage loan on real estate ..................      13         -        13         -
Investment expenses .......................................     (60)      (64)     (115)     (129)
                                                           --------  --------  --------  --------
  Investment income, net ..................................     731       780     1,464     1,541

Realized gains, net - fixed maturity investments ..........     167       805     1,095     1,189
Realized gains, net - equity securities ...................       -         -         -         -
                                                           --------  --------  --------  --------
  Realized investment gains, net ..........................     167       805     1,095     1,189
                                                           --------  --------  --------  --------
                                                           $    898  $  1,585  $  2,559  $  2,730
                                                           ========  ========  ========  ========


     Investment expenses included $21,000 and $39,000 in the second quarter and first six months of 2010, and $26,000 and $54,000 in the second quarter and first six months of 2009, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

     The amortized cost of fixed maturities or cost of equity securities, gross unrealized gains or losses, fair value and carrying value of investments are as follows:


                                                                  GROSS      GROSS
                                                                UNREALIZED UNREALIZED   FAIR     CARRYING
JUNE 30, 2010                                            COST     GAINS      LOSSES     VALUE      VALUE
---------------------------------------------------  ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                                      (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies ...................................  $  49,638  $     940  $       -  $  50,578  $  50,578
Corporate obligations .............................     16,120        355         (4)    16,471     16,471
Public utilities ..................................      1,024         45          -      1,069      1,069
Obligations of states and political subdivisions ..     31,853        799         (8)    32,644     32,644
                                                     ---------- ---------- ---------- ---------- ----------
                                                     $  98,635  $   2,139  $     (12) $ 100,762  $ 100,762
                                                     ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ...................................  $       -  $      42  $       -  $      42  $      42
                                                     ========== ========== ========== ========== ==========


                                                                  GROSS      GROSS
                                                                UNREALIZED UNREALIZED   FAIR     CARRYING
DECEMBER 31, 2009                                        COST     GAINS      LOSSES     VALUE      VALUE
---------------------------------------------------  ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                                      (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies ...................................  $  40,395  $     731  $     (52) $  41,074  $  41,074
Corporate obligations .............................     31,989        732       (130)    32,591     32,591
Public utilities ..................................      2,052         43          -      2,095      2,095
Obligations of states and political subdivisions ..     27,222        331        (92)    27,461     27,461
                                                     ---------- ---------- ---------- ---------- ----------
                                                     $ 101,658  $   1,837  $    (274) $ 103,221  $ 103,221
                                                     ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ...................................  $       -  $      42  $       -  $      42  $      42
                                                     ========== ========== ========== ========== ==========


     Other than investments in bonds and notes of the U.S. Government and U.S. Government agencies and authorities, Chandler USA did not hold any fixed maturity investments that exceeded 10% of shareholder's equity at June 30, 2010 or December 31, 2009.

     The fair value of Chandler USA's investments with continuous gross unrealized losses at June 30, 2010 is presented below:


                                         LESS THAN 12 MONTHS      12 MONTHS OR LONGER             TOTAL
                                       -----------------------  -----------------------  ------------------------
                                                    UNREALIZED               UNREALIZED               UNREALIZED
                                       FAIR VALUE     LOSSES    FAIR VALUE     LOSSES    FAIR VALUE     LOSSES
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                                                   (In thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .......... $        -   $       -   $        -   $       -   $        -   $       -
Corporate securities .................          -           -          710           -          710          (4)
Public utilities .....................          -           -            -           -            -           -
Obligations of states and political
  subdivisions .......................      1,030          (8)           -           -        1,030          (8)
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                       $    1,030   $      (8)  $      710   $      (4)  $    1,740   $     (12)
                                       ===========  ==========  ===========  ==========  ===========  ==========


     The unrealized losses of Chandler USA's fixed maturity investments were primarily caused by changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market prices. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Chandler USA regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Based on an evaluation of the issues, including, but not limited to, Chandler USA's intentions to sell or ability to hold the investments; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, Chandler USA does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at June 30, 2010 are shown below:


                                                       AVAILABLE FOR SALE
                                                    ------------------------
                                                     AMORTIZED
                                                        COST      FAIR VALUE
                                                    ------------  ----------
                                                         (In thousands)
Due in one year or less ..........................  $     6,157   $   6,179
Due after one year through five years ............       31,537      32,592
Due after five years through ten years ...........       43,833      44,648
Due after ten years ..............................       17,108      17,343
                                                    ------------  ----------
                                                    $    98,635   $ 100,762
                                                    ============  ==========


     Realized gains and losses from sales of investments are shown below:


                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                     JUNE 30,            JUNE 30,
                                 ------------------  ------------------
                                   2010      2009      2010      2009
                                 --------  --------  --------  --------
                                             (In thousands)
FIXED MATURITIES:
Gross realized gains ........... $   325   $   805   $ 1,253   $ 1,189
Gross realized losses ..........    (158)        -      (158)        -
                                 --------  --------  --------  --------
  Total net realized gains ..... $   167   $   805   $ 1,095   $ 1,189
                                 ========  ========  ========  ========


     The mortgage loan on real estate is recorded at carrying value, which is comprised of the original cost net of repayments. The mortgage loan has an interest rate of prime plus 1%, which was 4.25% at June 30, 2010. The mortgage loan contract requires monthly payments of both principal and interest. The mortgage loan contract is due upon demand, and has an amortization period of 10 years.

     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. NAICO has also established a letter of credit in the amount of $500,000 and pledged cash and investments in this amount to secure reserves assumed under a reinsurance agreement. Certain insurance companies require CIMI to hold unremitted net insurance premiums in a fiduciary capacity until disbursed by CIMI. At June 30, 2010, the total amount of cash and securities restricted as a result of these arrangements was $34.3 million which was a decrease of $3.3 million from December 31, 2009.

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

     The following table presents information about Chandler USA's assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. Substantially all of the prices of fixed maturities, equity securities and short-term investments that are valued as Level 1 or Level 2 in the fair value hierarchy are received from independent pricing services utilized by our investment custodians. No liabilities were measured at fair value at June 30, 2010 or December 31, 2009.


                                                                  FAIR VALUE MEASUREMENTS AT JUNE 30, 2010
                                                       -------------------------------------------------------------
                                                         QUOTED PRICES   SIGNIFICANT
                                                           IN ACTIVE        OTHER         SIGNIFICANT
                                                          MARKETS FOR     OBSERVABLE      UNOBSERVABLE
                                                       IDENTICAL ASSETS     INPUTS           INPUTS         TOTAL
 DESCRIPTION                                               (LEVEL 1)       (LEVEL 2)        (LEVEL 3)    FAIR VALUE
------------------------------------------------------ ---------------- --------------- ---------------- -----------
                                                                                (In thousands)
 Fixed maturities available for sale:
   U.S. Treasury securities and obligations of U.S.
     government corporations and agencies ............ $             -  $       50,578  $             -  $   50,578
   Corporate obligations .............................               -          16,471                -      16,471
   Public utilities ..................................               -           1,069                -       1,069
   Obligations of states and political subdivisions ..               -          32,644                -      32,644
                                                       ---------------- --------------- ---------------- -----------
     Total fixed maturities available for sale .......               -         100,762                -     100,762

 Equity securities - corporate stock .................               -               -               42          42
 Short-term investments ..............................               -               -                -           -
                                                       ---------------- --------------- ---------------- -----------
   Total ............................................. $             -  $      100,762  $            42  $  100,804
                                                       ================ =============== ================ ===========



                                                                 FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2009
                                                       --------------------------------------------------------------
                                                         QUOTED PRICES   SIGNIFICANT
                                                           IN ACTIVE        OTHER         SIGNIFICANT
                                                          MARKETS FOR     OBSERVABLE      UNOBSERVABLE
                                                       IDENTICAL ASSETS     INPUTS           INPUTS         TOTAL
 DESCRIPTION                                               (LEVEL 1)       (LEVEL 2)        (LEVEL 3)    FAIR VALUE
------------------------------------------------------ ---------------- --------------- ---------------- -----------
                                                                                (In thousands)
 Fixed maturities available for sale:
   U.S. Treasury securities and obligations of U.S.
     government corporations and agencies ............ $             -  $       41,074  $             -  $   41,074
   Corporate obligations .............................               -          32,591                -      32,591
   Public utilities ..................................               -           2,095                -       2,095
   Obligations of states and political subdivisions ..               -          27,461                -      27,461
                                                       ---------------- --------------- ---------------- -----------
     Total fixed maturities available for sale .......               -         103,221                -     103,221

 Equity securities - corporate stock .................               -               -               42          42
 Short-term investments ..............................               -             380                -         380
                                                       ---------------- --------------- ---------------- -----------
   Total ............................................. $             -  $      103,601  $            42  $  103,643
                                                       ================ =============== ================ ===========


     Prices for fixed maturities available for sale and short-term investments were provided by various custodians that hold such assets on behalf of Chandler USA. The custodians utilize independent pricing services to determine prices for these assets. Management reviews the prices provided but does not conduct an independent validation of the prices. Any fixed maturities that are not held by a custodian are priced using non-binding broker quotations. Total assets priced from broker quotations totaled $382,000 at June 30, 2010 and December 31, 2009, or 0.4% of total Level 2 assets in each period. There were no transfers into or out of Level 1 or Level 2 during the second quarter or six months ended June 30, 2010.

     At June 30, 2010, Chandler USA's equity securities which were measured at fair value using Level 3 inputs consisted of common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. The fair value of this stock was based upon an analytically determined valuation from an independent rating organization. The following table presents additional information about assets measured at fair value using Level 3 inputs for the three and six month periods ended June 30, 2010:


                                                        THREE MONTHS      SIX MONTHS
     FAIR VALUE MEASUREMENTS USING SIGNIFICANT              ENDED            ENDED
     UNOBSERVABLE INPUTS (LEVEL 3)                      JUNE 30, 2010    JUNE 30, 2010
   -------------------------------------------------    -------------    -------------
                                                                 (In thousands)
     Equity Securities - corporate stocks:
     Beginning balance .............................    $          42    $         42
       Total realized and unrealized gains (losses):
         Included in earnings ......................                -               -
         Included in other comprehensive income ....                -               -
       Purchases, issuances, sales and settlements:
         Purchases .................................                -               -
         Issuances .................................                -               -
         Sales .....................................                -               -
         Settlements ...............................                -               -
         Transfers into Level 3 ....................                -               -
         Transfers out of Level 3 ..................                -               -
                                                        -------------    -------------
      Ending balance ...............................    $          42    $         42
                                                        =============    =============


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

     A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums and state insurance licenses) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, mortgage loan on real estate, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of June 30, 2010 and December 31, 2009. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 6. The fair value of Chandler USA's senior debentures was estimated to be $7.3 million as of June 30, 2010 and $7.1 million at December 31, 2009, based on an analytically determined valuation from an independent rating organization. Chandler USA's senior debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The senior debentures are redeemable by Chandler USA without penalty or premium and may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate at June 30, 2010 was 4.40%. The fair value of Chandler USA's junior subordinated debentures was estimated to be $23.3 million and $22.0 million at June 30, 2010 and December 31, 2009, respectively.





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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance for the periods indicated:


                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED JUNE 30,            2010           2009           2010           2009
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   INSURANCE PROGRAMS:
   Standard lines ................... $    21,927    $    21,822    $    13,707    $    13,434
   Political subdivisions ...........         259            977            161            637
   Other ............................          26            145             18            138
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    22,212    $    22,944    $    13,886    $    14,209
                                      ============   ============   ============   ============

   LINES OF INSURANCE:
   Workers compensation ............. $     8,078    $     8,058    $     5,254    $     5,152
   Automobile liability .............       6,057          6,382          4,197          4,403
   Other liability ..................       5,694          6,411          2,868          3,258
   Automobile physical damage .......       1,782          1,986          1,207          1,333
   Inland marine ....................         296             46            188             32
   Property .........................         282             37            156             14
   Other ............................          23             24             16             17
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    22,212    $    22,944    $    13,886    $    14,209
                                      ============   ============   ============   ============



                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   SIX MONTHS ENDED JUNE 30,              2010           2009           2010           2009
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   INSURANCE PROGRAMS:
   Standard lines ................... $    43,004    $    44,314    $    26,682    $    27,605
   Political subdivisions ...........         612          1,963            386          1,281
   Other ............................          83            206             86            192
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    43,699    $    46,483    $    27,154    $    29,078
                                      ============   ============   ============   ============

   LINES OF INSURANCE:
   Workers compensation ............. $    15,889    $    15,901    $    10,287    $    10,283
   Automobile liability .............      12,001         13,281          8,289          9,153
   Other liability ..................      11,379         12,811          5,658          6,621
   Automobile physical damage .......       3,309          4,349          2,230          2,936
   Inland marine ....................         547             51            350             35
   Property .........................         525             41            288             16
   Other ............................          49             49             52             34
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    43,699    $    46,483    $    27,154    $    29,078
                                      ============   ============   ============   ============


     Gross premiums earned decreased $732,000 or 3% and $2.8 million or 6% in the second quarter and first six months of 2010, respectively, compared to the 2009 periods. Net premiums earned decreased $323,000 or 2% and $1.9 million or 7% for the second quarter and first six months of 2010, respectively.

     Gross premiums earned in the standard lines program increased $105,000 or less than 1% and decreased $1.3 million or 3% in the second quarter and first six months of 2010, respectively, compared to the 2009 periods. Gross premiums earned from trucking accounts in this program decreased $23,000 and $1.2 million in the second quarter and first six months of 2010, respectively. Gross premiums earned in this program for other liability decreased $448,000 and $925,000 in the second quarter and first six months of 2010, respectively, and gross premiums earned in this program for automobile physical damage decreased $100,000 and $854,000 in the second quarter and first six months of 2010. Gross premiums earned in this program for automobile liability increased $33,000 and decreased $596,000 in the second quarter and first six months of 2010. These decreases were partially offset by increases in property, inland marine and workers compensation premiums. Net premiums earned in this program increased $273,000 or 2% and decreased $923,000 or 3% in the second quarter and first six months of 2010, respectively.

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

     Gross premiums earned in the political subdivisions program decreased $718,000 or 73% and $1.4 million or 69% in the second quarter and first six months of 2010, respectively, compared to the 2009 periods. Net premiums earned in this program decreased $476,000 or 75% and $895,000 or 70% in the second quarter and first six months of 2010, respectively. From January
2007 to the second quarter of 2009, the property and inland marine lines of insurance in the political subdivisions program that were previously written by NAICO were written by Praetorian through an arrangement between Praetorian and CIMI. CIMI and Praetorian terminated this arrangement effective June 29, 2009. Effective June 1, 2009, the property, inland marine, automobile liability, automobile physical damage and other liability lines of insurance in the political subdivisions program that were previously written by NAICO are being written by Greenwich Insurance Company ("Greenwich") through an arrangement with CIMI. Under this arrangement, CIMI receives commission income for the business it produces. CIMI is responsible for the payment of commissions to the producing agents, and is also responsible for providing underwriting and loss control services for this business. NAICO handles all claims for this business under a separate claims handling agreement with Greenwich. NAICO will continue to write workers compensation coverages for the political subdivisions program and reinsures on a quota share basis 35% of the first $1,000,000 of loss per occurrence of the other liability business in this program. During July 2010, Greenwich provided notice of termination of CIMI's underwriting authority for this business effective November 17, 2010. CIMI is currently evaluating other alternatives for placing this business.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At June 30, 2010, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate and tax exempt bonds, certificates of deposit insured by the FDIC and a real estate mortgage loan, with approximately 13% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net investment income, excluding interest income from related parties decreased $49,000 or 6% and decreased $77,000 or 5% in the second quarter and first six months of 2010, respectively. The decreases in 2010 were due primarily to lower interest rates. Cash and invested assets were $117.9 million at June 30, 2010 compared to $111.1 million at December 31, 2009 and $112.9 million at June 30, 2009. Net interest income from related parties decreased $5,000 and $1,000 in the second quarter and first six months of 2010, respectively.

     Net realized investment gains were $167,000 and $1.1 million during the second quarter and first six months of 2010, respectively. The realized gains resulted from sales of fixed maturities available for sale in the amount of $36.2 million. Net realized investment gains were $805,000 and $1.2 million during the second quarter and first six months of 2009.

OTHER INCOME

     Other income was $436,000 and $928,000 in the second quarter and first six months of 2010, respectively, compared to $332,000 and $775,000 in the second quarter and first six months of 2009. The increases in the 2010 periods were due primarily to an increase in commission income related to business produced by CIMI for insurance companies other than NAICO. Other income included net commission income related to business produced by CIMI for insurance companies other than NAICO totaling $326,000 and $742,000 in the second quarter and first six months of 2010, respectively, compared to $222,000 and $520,000 in the second quarter and first six months of 2009.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 59.3% and 60.7% for the second quarter and first six months of 2010, compared to 66.9% and 61.1% in the corresponding 2009 periods. During the second quarter of 2010, NAICO experienced an increase in losses incurred related to prior accident years totaling $148,000 which increased the loss ratio by 1.1 percentage points. Loss reserve development for the first six months of 2010 was redundant by $270,000 which decreased the loss ratio by 1.0 percentage points. In the second quarter of 2009, losses and loss adjustment expenses incurred related to prior accident years were $315,000 and increased the loss ratio by 2.2 percentage points. Loss reserve development for the first six months of 2009 was redundant by $15,000.

     Weather-related losses from wind and hail totaled $193,000 in the second quarter and first six months of 2010 and increased the respective loss ratios by 1.4 and 0.7 percentage points. Weather-related losses totaled $62,000 and $79,000 in the second quarter and first six months of 2009, and increased the respective 2009 loss ratios by 0.4 and 0.3 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the periods indicated:


                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                  JUNE 30,            JUNE 30,
                                              ------------------  ------------------
                                                2010      2009      2010      2009
                                              --------  --------  --------  --------
                                                          (In thousands)
Commissions expense ......................... $ 3,205   $ 2,935   $ 6,452   $ 6,618
Other premium related assessments ...........     303       272       475       539
Premium taxes ...............................     487       479       917       934
Excise taxes ................................      59        54       117       121
Other expense ...............................     145       121       276       247
                                              --------  --------  --------  --------

Total direct expenses .......................   4,199     3,861     8,237     8,459

Indirect underwriting expenses ..............   1,470     1,460     2,943     2,890
Commissions received from reinsurers ........  (2,074)   (2,511)   (4,318)   (5,534)
Adjustment for deferred acquisition costs ...    (332)       68      (793)      (21)
                                              --------  --------  --------  --------
Net policy acquisition costs ................ $ 3,263   $ 2,878   $ 6,069   $ 5,794
                                              ========  ========  ========  ========


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 25.9% and 25.4% for the second quarter and first six months of 2010, compared to 25.3% and 24.7% in the corresponding year ago periods. Commissions expense as a percentage of gross written and assumed premiums was 14.7% in the second quarter and the first six months of 2010 compared to 14.0% and 14.4% in the corresponding 2009 periods.

     Indirect underwriting expenses increased $10,000 and $53,000 in the second quarter and first six months of 2010, respectively, and were 6.7% of total direct written and assumed premiums in the second quarter and first six months of 2010, respectively, compared to 6.9% and 6.3% in the corresponding 2009 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percent of ceded reinsurance premiums were 25.7% and 25.9% in the second quarter and first six months of 2010, respectively, compared to 30.5% and 31.7% in the corresponding 2009 periods. Commissions received from reinsurers decreased $437,000 and $1.2 million in the second quarter and first six months of 2010 compared to the corresponding year-ago periods due to a reduction in the ceding commission rate on premiums ceded to related parties.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $462,000 and $352,000 in the second quarter and first six months of 2010, respectively, and were 14.0% and 13.8% of gross premiums earned and other income in the second quarter and first six months of 2010, respectively, compared to 11.7% and 12.3% for the corresponding 2009 periods. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense decreased $17,000 and $38,000 in the second quarter and first six months of 2010, respectively, compared to the 2009 periods. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The decrease in the 2010 periods was due to lower interest rates during 2010, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2010, Chandler USA provided $2.7 million in cash from operations. Unpaid losses and loss adjustment expenses increased $2.2 million, premiums receivable decreased $3.7 million and accrued taxes and other payables increased $864,000 during the first six months of 2010. These were partially offset by an increase in reinsurance recoverable on unpaid losses of $2.4 million, an increase in deferred policy acquisition costs of $794,000 and a decrease in policyholder deposits of $694,000. In the first six months of 2009, Chandler USA provided $10.9 million in cash from operations. Unpaid losses and loss adjustment expenses increased $8.7 million, premiums receivable decreased $4.2 million and policyholder deposits increased $2.5 million during the first six months of 2009. These were partially offset by an increase in reinsurance recoverable on unpaid losses of $5.8 million.

     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. NAICO has also established a letter of credit in the amount of $500,000 and pledged cash and investments in this amount to secure reserves assumed under a reinsurance agreement. Certain insurance companies require CIMI to hold unremitted net insurance premiums in a fiduciary capacity until disbursed by CIMI. At June 30, 2010, the total amount of cash and securities restricted as a result of these arrangements was $34.3 million which was a decrease of $3.3 million from December 31, 2009.

     At June 30, 2010, Chandler USA's parent company, Chandler Insurance Company, Ltd., owed approximately $11.7 million to Chandler USA versus $12.7 million at December 31, 2009 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004 and March 2007, the lease was extended for three years and during March 2010, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $10,929 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 4.25% at June 30, 2010. The interest rate is subject to a minimum rate of 5.5%. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.5 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.2 million.

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

     As of December 31, 2009, NAICO had statutory earned surplus of $15.5 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2010 without the approval of the Oklahoma Department of Insurance is $5.4 million. NAICO paid cash shareholder dividends of $300,000 to Chandler USA in March 2010 and $1.1 million in June 2010. NAICO paid cash shareholder dividends of $500,000 to Chandler USA in March 2009 and $900,000 in June 2009.

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

     On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby and the denial of its claims against NAICO and Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts. The recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses related to this litigation were approximately $10.1 million at June 30, 2010 and December 31, 2009.

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

                                                                     PAGE 22
PART II.                        OTHER INFORMATION
                                -----------------

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

Item 4.    RESERVED
           --------
           None.

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


   Date:  August 10, 2010          CHANDLER (U.S.A.), INC.

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