Form 10-K/A
period 2009-12-31
CHANDLER USA INC
filed 2010-08-19
CIK 1083750

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      -----------------------------------
                                   FORM 10-K/A
                                (Amendment No. 1)
                      -----------------------------------
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                          DOCUMENTS INCORPORATED BY REFERENCE

  Registrant does not incorporate by reference in this report any annual report, proxy statement, or Rule 424 prospectus.
-------------------------------------------------------------------------------

                                                                     PAGE 1
                                   EXPLANATORY NOTE

  Chandler (U.S.A.), Inc. ("Chandler USA") is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2009 to revise the Rule 13a-14(a)/15d-14(a) Certifications filed as Exhibit 31.1. This amendment contains, as Exhibit 31.1, certifications that include the corrected language. This Form 10-K/A does not otherwise amend the Form 10-K.


                                       PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

   (a)  3.  EXHIBITS.

            31.1  Rule 13a-14(a)/15d-14(a) Certifications.






                                 SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                           CHANDLER (U.S.A.), INC.

Date: August 19, 2010  By: /s/ W. Brent LaGere
                           ----------------------------------------------------
                           W. Brent LaGere
                            Chairman of the Board and Chief Executive Officer

                                 INDEX TO EXHIBITS
                                 -----------------

Exhibit No.
-----------

    31.1     Rule 13a-14(a)/15d-14(a) Certifications.