Form 10-Q
period 2010-09-30
CHANDLER USA INC
filed 2010-11-09
CIK 1083750

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

  The number of common shares, $1.00 par value, of the registrant outstanding on October 31, 2010 was 2,484, which are owned by Chandler Insurance Company, Ltd.

-------------------------------------------------------------------------------

                                                                      Page i

                            CHANDLER (U.S.A.), INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS:
--------------------------------
Consolidated Balance Sheets as of September 30, 2010 (unaudited)
      and December 31, 2009  .................................................1

Consolidated Statements of Operations for the three months
      ended September 30, 2010 and 2009 (unaudited)  .........................2

Consolidated Statements of Operations for the nine months
      ended September 30, 2010 and 2009 (unaudited)  .........................3

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2010 and 2009 (unaudited)  ..................4

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2010 and 2009 (unaudited)  ..................5

Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2010 and 2009 (unaudited)  .........................6

Notes to Interim Consolidated Financial Statements (unaudited)  ..............7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS ............................................16
           ---------------------

ITEM 4. CONTROLS AND PROCEDURES .............................................22
--------------------------------

PART II - OTHER INFORMATION
---------------------------
Item 1.     Legal Proceedings  ..............................................23

Item 1A.    Risk Factors  ...................................................23

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds  ....23

Item 3.     Defaults Upon Senior Securities  ................................23

Item 4.     Reserved  .......................................................23

Item 5.     Other Information  ..............................................23

Item 6.     Exhibits  .......................................................23

Signatures  .................................................................24

                           CHANDLER (U.S.A.), INC.
                         CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share amounts)

                                                                                          September 30, December 31,
                                                                                              2010          2009
                                                                                          ------------  ------------
                                                                                           (Unaudited)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  Restricted (amortized cost $29,142 and $34,923 in 2010 and 2009, respectively) ........ $    29,369   $    35,392
  Unrestricted (amortized cost $65,842 and $66,735 in 2010 and 2009, respectively .......      67,238        67,829
 Equity securities at fair value (cost $0 in 2010 and 2009) .............................          45            42
 Mortgage loan on real estate, at cost ..................................................       2,287             -
 Short-term investments at fair value (amortized cost $0 and $380
  in 2010 and 2009, respectively) .......................................................           -           380
                                                                                          ------------  ------------
  Total investments .....................................................................      98,939       103,643
Cash and cash equivalents ($1,968 and $2,194 restricted in 2010 and 2009, respectively)..      10,418         7,430
Accrued investment income ...............................................................         683         1,228
Premiums receivable, less allowance for non-collection of $421 and $291 at
 2010 and 2009, respectively ............................................................      23,325        25,305
Reinsurance recoverable on paid losses ..................................................         348           316
Reinsurance recoverable on paid losses from related parties .............................       2,935             -
Reinsurance recoverable on unpaid losses, less allowance for
 non-collection of $253 and $298 at 2010 and 2009, respectively .........................      40,286        36,588
Reinsurance recoverable on unpaid losses from related parties ...........................      21,321        21,360
Prepaid reinsurance premiums ............................................................       3,856         3,424
Prepaid reinsurance premiums to related parties .........................................      12,945        12,276
Deferred policy acquisition costs .......................................................       2,422         1,546
Property and equipment, net .............................................................       6,906         7,174
Amounts due from related parties ........................................................      11,317        12,697
State insurance licenses, net ...........................................................       3,745         3,745
Amortizable intangible assets, net ......................................................         929             -
Other assets ............................................................................      13,432        10,613
                                                                                          ------------  ------------
Total assets ............................................................................ $   253,807   $   247,345
                                                                                          ============  ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
 Unpaid losses and loss adjustment expenses ............................................. $   110,641   $   107,341
 Unearned premiums ......................................................................      47,183        44,519
 Policyholder deposits ..................................................................       7,747         9,094
 Accrued taxes and other payables .......................................................       8,728         6,831
 Premiums payable .......................................................................       3,199         4,266
 Premiums payable to related parties ....................................................           -           522
 Senior debentures ......................................................................       6,979         6,979
 Junior subordinated debentures issued to affiliated trusts .............................      20,620        20,620
                                                                                          ------------  ------------
  Total liabilities .....................................................................     205,097       200,172
                                                                                          ------------  ------------

Shareholder's equity
 Common stock, $1.00 par value, 50,000 shares authorized;
  2,484 shares issued and outstanding ...................................................           2             2
 Paid-in surplus ........................................................................      60,584        60,584
 Accumulated deficit ....................................................................     (12,977)      (14,472)
 Accumulated other comprehensive income:
 Unrealized gain on investments available for sale, net of deferred income taxes ........       1,101         1,059
                                                                                          ------------  ------------
  Total shareholder's equity ............................................................      48,710        47,173
                                                                                          ------------  ------------
Total liabilities and shareholder's equity .............................................. $   253,807   $   247,345
                                                                                          ============  ============


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                      PAGE 2
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                  Three months ended September 30,
                                                                  --------------------------------
                                                                       2010               2009
                                                                  -------------      -------------
Premiums and other revenues
  Direct premiums written and assumed ........................... $     27,418        $    20,396
  Reinsurance premiums ceded ....................................       (3,278)            (2,682)
  Reinsurance premiums ceded to related parties .................       (7,264)            (5,293)
                                                                  -------------      -------------

    Net premiums written and assumed ............................       16,876             12,421
  Decrease (increase) in unearned premiums ......................       (1,407)               836
                                                                  -------------      -------------

    Net premiums earned .........................................       15,469             13,257

Investment income, net ..........................................          696                838
Interest income, net from related parties .......................          100                111
Realized investment gains, net ..................................        1,408                194
Other income ....................................................          725                825
                                                                  -------------      -------------

  Total premiums and other revenues .............................       18,398             15,225
                                                                  -------------      -------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $4,064 and $3,078 in
    2010 and 2009, respectively .................................        9,932              8,039
  Policy acquisition costs, net of ceding commissions
    received from related parties of $2,195 and $2,012 in
    2010 and 2009, respectively .................................        3,653              2,941
  General and administrative expenses ...........................        3,012              2,699
  Interest expense ..............................................          581                585
                                                                  -------------      -------------

    Total operating costs and expenses ..........................       17,178             14,264
                                                                  -------------      -------------

Income before income taxes ......................................        1,220                961
Income tax provision ............................................         (398)              (365)
                                                                  -------------      -------------

  Net income .................................................... $        822       $        596
                                                                  =============      =============


See accompanying Notes to Interim Consolidated Financial Statements.

                                                                      PAGE 3
                            CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                   Nine months ended September 30,
                                                                  --------------------------------
                                                                       2010               2009
                                                                  -------------      -------------
Premiums and other revenues
  Direct premiums written and assumed ........................... $     71,385        $    66,284
  Reinsurance premiums ceded ....................................       (8,252)            (8,060)
  Reinsurance premiums ceded to related parties .................      (18,946)           (17,361)
                                                                  -------------      -------------

    Net premiums written and assumed ............................       44,187             40,863
  Decrease (increase) in unearned premiums ......................       (1,564)             1,472
                                                                  -------------      -------------

    Net premiums earned .........................................       42,623             42,335

Investment income, net ..........................................        2,160              2,379
Interest income, net from related parties .......................          314                326
Realized investment gains, net ..................................        2,503              1,383
Other income ....................................................        1,653              1,600
                                                                  -------------      -------------

  Total premiums and other revenues .............................       49,253             48,023
                                                                  -------------      -------------

Operating costs and expenses
  Losses and loss adjustment expenses, net of amounts
    ceded to related parties of $10,620 and $11,303 in
    2010 and 2009, respectively .................................       26,413             25,801
  Policy acquisition costs, net of ceding commissions
    received from related parties of $5,631 and $6,600 in
    2010 and 2009, respectively .................................        9,722              8,735
  General and administrative expenses ...........................        9,188              8,523
  Interest expense ..............................................        1,736              1,778
                                                                  -------------      -------------

    Total operating costs and expenses ..........................       47,059             44,837
                                                                  -------------      -------------

Income before income taxes ......................................        2,194              3,186
Income tax provision ............................................         (699)            (1,194)
                                                                  -------------      -------------

  Net income .................................................... $      1,495       $      1,992
                                                                  =============      =============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                Three months ended September 30,
                                                                --------------------------------
                                                                    2010                2009
                                                                -------------       ------------
Net income .................................................... $        822        $       596
                                                                -------------       ------------
Other comprehensive income (loss), before income tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period ............          907              2,497
    Less:  Reclassification adjustment for gains included in
    net income ................................................       (1,408)              (194)
                                                                -------------       ------------
Other comprehensive income (loss), before income tax ..........         (501)             2,303
Income tax benefit (provision) related to items of other
  comprehensive income (loss) .................................          171               (783)
                                                                -------------       ------------
Other comprehensive income (loss), net of income tax ..........         (330)             1,520
                                                                -------------       ------------

Comprehensive income .......................................... $        492        $     2,116
                                                                =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (Unaudited)
                              (Amounts in thousands)

                                                                 Nine months ended September 30,
                                                                --------------------------------
                                                                    2010                2009
                                                                -------------       ------------
Net income .................................................... $      1,495        $     1,992
                                                                -------------       ------------

Other comprehensive income, before income tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period ............        2,566              2,061
    Less:  Reclassification adjustment for gains included in
      net income ..............................................       (2,503)            (1,383)
                                                                -------------       ------------
Other comprehensive income, before income tax .................           63                678
Income tax provision related to items of other
  comprehensive income ........................................          (21)              (231)
                                                                -------------       ------------
Other comprehensive income, net of income tax .................           42                447
                                                                -------------       ------------

Comprehensive income .......................................... $      1,537        $     2,439
                                                                =============       ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                               Nine months ended September 30,
                                                                              --------------------------------
                                                                                  2010                2009
                                                                              ------------        ------------
OPERATING ACTIVITIES
Net income .................................................................. $     1,495         $     1,992
 Add (deduct):
 Adjustments to reconcile net income to cash provided by (applied to)
   operating activities:
   Realized investment gains, net ..........................................       (2,503)             (1,383)
   Net gains on sale of property and equipment .............................            6                  29
   Amortization and depreciation ...........................................        1,119               1,371
   Provision for non-collection of premiums ................................          151                  65
   Provision for non-collection of reinsurance recoverables ................           21                 160
   Provision for non-collection of debenture ...............................           30                  30
   Net change in non-cash balances relating to operating activities:
     Accrued investment income .............................................          545                  57
     Premiums receivable ...................................................        1,845               4,882
     Reinsurance recoverable on paid losses ................................          (98)               (623)
     Reinsurance recoverable on paid losses from related parties ...........       (2,935)                  -
     Reinsurance recoverable on unpaid losses ..............................       (3,653)             (2,755)
     Reinsurance recoverable on unpaid losses from related parties .........           39              (1,013)
     Prepaid reinsurance premiums ..........................................         (432)               (502)
     Prepaid reinsurance premiums to related parties .......................         (669)                633
     Deferred policy acquisition costs .....................................         (876)                (28)
     Other assets ..........................................................         (550)                246
     Unpaid losses and loss adjustment expenses ............................        3,300               3,719
     Unearned premiums .....................................................        2,664              (1,603)
     Policyholder deposits .................................................       (1,347)              1,144
     Accrued taxes and other payables ......................................         (559)               (897)
     Premiums payable ......................................................       (1,067)                155
     Premiums payable to related parties ...................................         (522)               (200)
                                                                              ------------        ------------
   Cash provided by (applied to) operating activities ......................       (3,996)              5,479
                                                                              ------------        ------------

INVESTING ACTIVITIES
 Short-term investments:
   Purchases ...............................................................            -                (380)
   Maturities ..............................................................          380               5,660
 Unrestricted fixed maturities available for sale:
   Purchases ...............................................................      (89,703)            (58,249)
   Sales ...................................................................       68,088              25,984
   Maturities ..............................................................       30,395               8,215
 Mortgage loan on real estate:
   Purchases ...............................................................       (2,350)                  -
   Principal payments received .............................................           63                   -
 Cost of property and equipment purchased ..................................         (321)               (140)
 Proceeds from sale of property and equipment ..............................            9                  19
 Cost of subsidiary purchased, net of cash received ........................         (958)                  -
                                                                              ------------        ------------
   Cash provided by (applied to) investing activities ......................        5,603             (18,891)
                                                                              ------------        ------------

FINANCING ACTIVITIES
 Payments and loans from related parties ...................................        4,081               1,912
 Payments and loans to related parties .....................................       (2,700)             (2,344)
                                                                              ------------        ------------
   Cash provided by (applied to) financing activities ......................        1,381                (432)
                                                                              ------------        ------------

Increase (decrease) in cash and cash equivalents during the period .........        2,988             (13,844)

Cash and cash equivalents at beginning of period ...........................        7,430              20,636
                                                                              ------------        ------------
Cash and cash equivalents at end of period .................................  $    10,418         $     6,792
                                                                              ============        ============


See accompanying Notes to Interim Consolidated Financial Statements.

                             CHANDLER (U.S.A.), INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chandler (U.S.A.), Inc. ("Chandler USA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information included in Chandler USA's Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year.

     The consolidated financial statements include the accounts of Chandler USA and all wholly owned subsidiaries that meet consolidation requirements including National American Insurance Company ("NAICO"), Chandler Insurance Managers, Inc. ("CIMI") and Chandler Insurance Services Agency, Inc. ("CISA").

NOTE 2.  SEGMENT INFORMATION

     Chandler USA has two reportable operating segments: property and casualty insurance and agency. The segments are managed separately due to the differences in the nature of the insurance products and services sold. The following table presents a summary of Chandler USA's operating segments for the periods indicated:

                                                   PROPERTY
                                                     AND
                                                   CASUALTY                  INTERSEGMENT    REPORTED
                                                  INSURANCE       AGENCY     ELIMINATIONS    BALANCES
                                                 ------------  ------------  ------------  ------------
                                                                     (In thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2010
Revenues from external customers (1) ........... $    15,570   $       624   $         -   $    16,194
Intersegment revenues ..........................          33           518          (551)            -
Segment profit before income taxes (2) .........       1,148            72             -         1,220

THREE MONTHS ENDED SEPTEMBER 30, 2009
Revenues from external customers (1) ........... $    13,338   $       744   $         -   $    14,082
Intersegment revenues ..........................          40           534          (574)            -
Segment profit before income taxes (2) .........         531           430             -           961

NINE MONTHS ENDED SEPTEMBER 30, 2010
Revenues from external customers (1) ........... $    42,910   $     1,366   $         -   $    44,276
Intersegment revenues ..........................          87         1,297        (1,384)            -
Segment profit (loss) before income taxes (2) ..       2,461          (267)            -         2,194
Segment assets .................................     252,322         9,385        (7,900)      253,807

NINE MONTHS ENDED SEPTEMBER 30, 2009
Revenues from external customers (1) ........... $    42,671   $     1,264   $         -   $    43,935
Intersegment revenues ..........................         111         1,940        (2,051)            -
Segment profit before income taxes (2) .........       2,572           614             -         3,186
Segment assets .................................     236,972         9,940        (7,508)      239,404

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

                                           THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------      --------------------------------
                                               2010                2009              2010                2009
                                           ------------        ------------      ------------        ------------
                                                                       (In thousands)
INSURANCE PROGRAM:
-----------------------------------------
  NET PREMIUMS EARNED
  Standard lines ........................  $    15,237         $    12,828       $    41,919         $    40,433
  Political subdivisions ................          226                 373               612               1,654
  Other .................................            6                  56                92                 248
                                           ------------        ------------      ------------        ------------
  TOTAL .................................  $    15,469         $    13,257       $    42,623         $    42,335
                                           ============        ============      ============        ============

  LOSSES AND LOSS ADJUSTMENT EXPENSES
  Standard lines ........................  $    9,779          $     7,678       $    26,173         $    23,647
  Political subdivisions ................          75                  200                29               1,370
  Other .................................          78                  161               211                 784
                                           ------------        ------------      ------------        ------------
  TOTAL .................................  $    9,932          $     8,039       $    26,413         $    25,801
                                           ============        ============      ============        ============


                                           THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------      --------------------------------
                                               2010                2009              2010                2009
                                           ------------        ------------      ------------        ------------
                                                                       (In thousands)
LINES OF INSURANCE:
-----------------------------------------
  NET PREMIUMS EARNED
  Workers compensation ..................  $     6,527         $     5,531       $    16,814         $    15,813
  Automobile liability ..................        4,119               3,135            12,408              12,288
  Other liability .......................        3,160               3,314             8,818               9,936
  Automobile physical damage ............        1,305               1,138             3,535               4,073
  Inland marine .........................          182                  75               532                 110
  Property ..............................          160                  49               449                  66
  Other .................................           16                  15                67                  49
                                           ------------        ------------      ------------        ------------
  TOTAL .................................  $    15,469         $    13,257       $    42,623         $    42,335
                                           ============        ============      ============        ============


  LOSSES AND LOSS ADJUSTMENT EXPENSES
  Workers compensation ..................  $     5,043         $     3,132       $    11,310         $    11,847
  Automobile liability ..................        3,505               3,008            10,345               7,881
  Other liability .......................          438               1,227             1,826               4,104
  Automobile physical damage ............          781                 525             2,309               1,915
  Inland marine .........................           53                   -               228                 (63)
  Property ..............................           80                   -               210                 (34)
  Other .................................           32                 147               185                 151
                                           ------------        ------------      ------------        ------------
  TOTAL .................................  $     9,932         $     8,039       $    26,413         $    25,801
                                           ============        ============      ============        ============


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004 and March 2007, the lease was extended for additional three year terms, and during March 2010, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $10,929 plus
(ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 4.25% at September 30, 2010. The interest rate is subject to a minimum rate of 5.5%. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.5 million (the
"Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.2 million.

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

     On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby and the denial of its claims against NAICO and Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts. The recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses related to this litigation were approximately $10.1 million at September 30, 2010 and December 31, 2009.

NOTE 5.  NEW ACCOUNTING STANDARDS

     Chandler USA has reviewed the recently issued accounting pronouncements and concluded that the following new accounting standards and accounting standard updates are applicable to Chandler USA.

     In June 2009, the Financial Accounting Standards Board ("FASB") issued new guidance on the accounting for transfers of financial assets. The new guidance requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. Chandler USA adopted this new guidance as of January 1, 2010. The adoption of this new guidance did not have any impact on its consolidated financial statements.

     In June 2009, the FASB issued new guidance on the accounting for variable interest entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. Chandler USA adopted this new guidance as of January 1, 2010. The adoption of this new guidance did not have any impact on its consolidated financial statements. While the trusts that hold Chandler USA's junior subordinated debentures are variable interest entities, and Chandler USA has 100% ownership and has guaranteed the performance of the trusts, Chandler USA is not the primary beneficiary because its interest is not variable. Therefore, Chandler USA does not consolidate the trusts under this new guidance.

     In January 2010, the FASB issued new guidance on improving disclosures about fair value measurements. The new guidance does not change how fair values are measured. Chandler USA adopted this new guidance as of January 1, 2010. The adoption of this new guidance did not have any impact on its consolidated financial statements. The disclosures required by this new guidance are included in Note 8.

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

     In October 2010, the FASB issued new guidance on the accounting for costs associated with acquiring or renewing insurance contracts. The new guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The new guidance specifies that the costs must be based on successful efforts.
The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted, but only at the beginning of an entity's annual reporting period. Chandler USA is currently evaluating the impact that this new guidance will have, if any, on its consolidated financial statements.

NOTE 6.  BUSINESS COMBINATION

     On July 1, 2010, CIMI acquired the customer accounts and certain assets and assumed certain liabilities of a retail insurance agency. The purchase price of the acquisition was $896,000, including $654,000 that was applied to premiums receivable due from the agency in lieu of a cash payment and a $242,000 earn-out liability. The earn-out obligation is based on the value of the expected future payments to be made on behalf of the seller of the acquired business in accordance with the provisions outlined in the purchase agreement. Due to the short-term nature of the earn-out provision of approximately 24 months, the carrying value is estimated to be the fair value.

     The estimated fair value of the assets and liabilities acquired as of the acquisition date were $945,000 for purchased customer accounts, $62,000 for premiums receivable and $111,000 for liabilities assumed. The purchase price allocation was preliminarily established at the time of the acquisition and will be subsequently reviewed within the first year of operations to determine the necessity for allocation adjustments. The purchased customer accounts are being amortized on a straight-line basis over a 15 year estimated useful life. Amortization expense for amortizable intangible assets was $16,000 for the three and nine months ended September 30, 2010. No goodwill was recorded as a result of the acquisition.

     The results of operations for the acquisition have been combined with those of Chandler USA since the acquisition date. The total revenues and income after income taxes from the acquisition included in the consolidated statement of operations were $231,000 and $63,000, respectively, for the three and nine months ended September 30, 2010. If the acquisition had occurred as of the beginning of the period, Chandler USA's results would not have been materially different than the results reported previously. The retail insurance business acquired is operated through Chandler USA's new subsidiary CISA.


NOTE 7.  INVESTMENTS AND INVESTMENT INCOME

     Net investment income and realized investment gains are summarized in the following table. These amounts are net of investment expenses.

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                           ------------------    ------------------
                                                             2010      2009        2010      2009
                                                           --------  --------    --------  --------
                                                                        (In thousands)
Interest on fixed-maturity investments ................... $   717   $   883     $ 2,267   $ 2,457
Interest on short-term investments and cash equivalents ..      19        10          35       106
Interest on mortgage loan on real estate .................      25         -          38         -
Investment expenses ......................................     (65)      (55)       (180)     (184)
                                                           --------  --------    --------  --------
  Investment income, net .................................     696       838       2,160     2,379

Realized gains, net - fixed maturity investments .........   1,408       194       2,503     1,383
                                                           --------  --------    --------  --------
                                                           $ 2,104   $ 1,032     $ 4,663   $ 3,762
                                                           ========  ========    ========  ========


     Investment expenses included $21,000 and $60,000 in the third quarter and first nine months of 2010, and $19,000 and $73,000 in the third quarter and first nine months of 2009, respectively, in expense to subsidize a premium finance program for certain insureds of NAICO with an unaffiliated premium finance company.

                                                                     PAGE 12
     The amortized cost of fixed maturities or cost of equity securities, gross unrealized gains or losses, fair value and carrying value of investments are as follows:


                                                                  GROSS      GROSS
                                                                UNREALIZED UNREALIZED   FAIR     CARRYING
SEPTEMBER 30, 2010                                       COST     GAINS      LOSSES     VALUE      VALUE
---------------------------------------------------  ---------- ---------- ---------- ---------- ----------
FIXED MATURITIES AVAILABLE FOR SALE:                                     (In thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies ...................................  $  56,032  $     481  $     (17) $  56,496  $  56,496
Corporate obligations .............................      8,614         81         (1)     8,694      8,694
Obligations of states and political subdivisions ..     30,338      1,120        (41)    31,417     31,417
                                                     ---------- ---------- ---------- ---------- ----------
                                                     $  94,984  $   1,682  $     (59) $  96,607  $  96,607
                                                     ========== ========== ========== ========== ==========
EQUITY SECURITIES:
Corporate stock ...................................  $       -  $      45  $       -  $      45  $      45
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
                                                     ========== ========== ========== ========== ==========


     Other than investments in bonds and notes of the U.S. Government and U.S. Government agencies and authorities, Chandler USA did not hold any fixed maturity investments that exceeded 10% of shareholder's equity at September 30, 2010 or December 31, 2009.

     The fair value of Chandler USA's investments with continuous gross unrealized losses at September 30, 2010 is presented below:


                                         LESS THAN 12 MONTHS      12 MONTHS OR LONGER             TOTAL
                                       -----------------------  -----------------------  ------------------------
                                                    UNREALIZED               UNREALIZED               UNREALIZED
                                       FAIR VALUE     LOSSES    FAIR VALUE     LOSSES    FAIR VALUE     LOSSES
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                                                   (In thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .......... $    4,978   $     (17)  $        -   $       -   $    4,978   $     (17)
Corporate securities .................        999          (1)           -           -          999          (1)
Obligations of states and political
  subdivisions .......................      1,825         (41)           -           -        1,825         (41)
                                       -----------  ----------  -----------  ----------  -----------  ----------
                                       $    7,802   $     (59)  $        -   $       -   $    7,802   $     (59)
                                       ===========  ==========  ===========  ==========  ===========  ==========


     The unrealized losses of Chandler USA's fixed maturity investments were primarily caused by changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market prices. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Chandler USA regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Based on an evaluation of the issues, including, but not limited to, Chandler USA's intentions to sell or ability to hold the investments; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, Chandler USA does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of investments in fixed maturities at September 30, 2010 are shown below:


                                                      AVAILABLE FOR SALE
                                                    ------------------------
                                                     AMORTIZED
                                                        COST      FAIR VALUE
                                                    ------------  ----------
                                                         (In thousands)
Due in one year or less ..........................  $     7,911   $   7,970
Due after one year through five years ............       11,042      11,322
Due after five years through ten years ...........       36,687      37,655
Due after ten years ..............................       39,344      39,660
                                                    ------------  ----------
                                                    $    94,984   $  96,607
                                                    ============  ==========


     Realized gains and losses from sales of investments are shown below:


                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30,       SEPTEMBER 30,
                                 ------------------  ------------------
                                   2010      2009      2010      2009
                                 --------  --------  --------  --------
                                             (In thousands)
FIXED MATURITIES:
Gross realized gains ........... $ 1,408   $   194   $ 2,661   $ 1,383
Gross realized losses ..........       -         -      (158)        -
                                 --------  --------  --------  --------
  Total net realized gains ..... $ 1,408   $   194   $ 2,503   $ 1,383
                                 ========  ========  ========  ========


     The mortgage loan on real estate is recorded at carrying value, which is comprised of the original cost net of repayments. The mortgage loan has an interest rate of prime plus 1%, which was 4.25% at September 30, 2010. The mortgage loan contract requires monthly payments of both principal and interest. The mortgage loan contract is due upon demand, and has an amortization period of 10 years.

     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. NAICO has also established a letter of credit in the amount of $500,000 and pledged cash and investments in this amount to secure reserves assumed under a reinsurance agreement. Certain insurance companies require CIMI to hold unremitted net insurance premiums in a fiduciary capacity until disbursed by CIMI. At September 30, 2010, the total amount of cash and securities restricted as a result of these arrangements was $31.3 million which was a decrease of $6.2 million from December 31, 2009.

NOTE 8.  FAIR VALUE MEASUREMENTS

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

     The following table presents information about Chandler USA's assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. Substantially all of the prices of fixed maturities, equity securities and short-term investments that are valued as Level 1 or Level 2 in the fair value hierarchy are received from independent pricing services utilized by our investment custodians. No liabilities were measured at fair value at September 30, 2010 or December 31, 2009.


                                                             FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2010
                                                           --------------------------------------------------
                                                             QUOTED PRICES     SIGNIFICANT
                                                               IN ACTIVE         OTHER        SIGNIFICANT
                                                             MARKETS FOR       OBSERVABLE    UNOBSERVABLE
                                                           IDENTICAL ASSETS      INPUTS         INPUTS            TOTAL
   DESCRIPTION                                                  (LEVEL 1)       (LEVEL 2)      (LEVEL 3)        FAIR VALUE
---------------------------------------------------------  ---------------- ---------------- ---------------- ----------------
                                                                                      (In thousands)
   Fixed maturities available for sale:
    U.S. Treasury securities and obligations of U.S.
     government corporations and agencies .............    $             -  $        56,496  $             -  $        56,496
    Corporate obligations .............................                  -            8,694                -            8,694
    Obligations of states and political subdivisions ..                  -           31,417                -           31,417
                                                           ---------------- ---------------- ---------------- ----------------
      Total fixed maturities available for sale .......                  -           96,607                -           96,607

   Equity securities - corporate stock ................                  -                -               45               45
                                                           ---------------- ---------------- ---------------- ----------------
     Total ............................................    $             -  $        96,607  $            45  $        96,652
                                                           ================ ================ ================ ================


                                                             FAIR VALUE MEASUREMENTS AT DECEMBER 30, 2009
                                                           --------------------------------------------------
                                                             QUOTED PRICES     SIGNIFICANT
                                                               IN ACTIVE         OTHER        SIGNIFICANT
                                                             MARKETS FOR       OBSERVABLE    UNOBSERVABLE
                                                           IDENTICAL ASSETS      INPUTS         INPUTS            TOTAL
   DESCRIPTION                                                  (LEVEL 1)       (LEVEL 2)      (LEVEL 3)        FAIR VALUE
---------------------------------------------------------  ---------------- ---------------- ---------------- ----------------
                                                                                      (In thousands)

   Fixed maturities available for sale:
    U.S. Treasury securities and obligations of U.S.
     government corporations and agencies .............    $             -  $        41,074  $             -  $        41,074
    Corporate obligations .............................                  -           32,591                -           32,591
    Public utilities ..................................                  -            2,095                -            2,095
    Obligations of states and political subdivisions ..                  -           27,461                -           27,461
                                                           ---------------- ---------------- ---------------- ----------------
     Total fixed maturities available for sale ........                  -          103,221                -          103,221

   Equity securities - corporate stock ................                  -                -               42               42
   Short-term investments .............................                  -              380                -              380
                                                           ---------------- ---------------- ---------------- ----------------
     Total ............................................    $             -  $       103,601  $            42  $       103,643
                                                           ================ ================ ================ ================


     Prices for fixed maturities available for sale and short-term investments were provided by various custodians that hold such assets on behalf of Chandler USA. The custodians utilize independent pricing services to determine prices for these assets. Management reviews the prices provided but does not conduct an independent validation of the prices. Any fixed maturities that are not held by a custodian are priced using non-binding broker quotations. Total assets priced from broker quotations totaled $774,000 and $377,000 at September 30, 2010 and December 31, 2009,
respectively, or 0.8% and 0.4% of total Level 2 assets in each period. There were no transfers into or out of Level 1 or Level 2 during the third quarter or nine months ended September 30, 2010.

     At September 30, 2010, Chandler USA's equity securities which were measured at fair value using Level 3 inputs consisted of common stock received in connection with an unaffiliated entity's conversion to a for-profit corporation. The fair value of this stock was based upon an analytically determined valuation from an independent rating organization. The following table presents additional information about assets measured at fair value using Level 3 inputs for the three and nine-month periods ended September 30, 2010:


                                                         THREE MONTHS        NINE MONTHS
     FAIR VALUE MEASUREMENTS USING SIGNIFICANT              ENDED               ENDED
     UNOBSERVABLE INPUTS (LEVEL 3)                    SEPTEMBER 30, 2010  SEPTEMBER 30, 2010
   -------------------------------------------------  ------------------  ------------------
                                                                  (In thousands)
     Equity Securities-corporate stocks:
     Beginning balance .............................  $              42   $              42
       Total realized and unrealized gains (losses):
         Included in earnings ......................                  -                   -
         Included in other comprehensive income ....                  3                   3
       Purchases, issuances and settlements:
       Purchases ...................................                  -                   -
       Issuances ...................................                  -                   -
       Sales .......................................                  -                   -
       Settlements .................................                  -                   -
       Transfers into Level 3 ......................                  -                   -
       Transfers out of Level 3 ....................                  -                   -
                                                      ------------------  ------------------
     Ending balance ................................  $              45   $              45
                                                      ==================  ==================


NOTE 9. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

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

     A number of Chandler USA's significant assets (including deferred policy acquisition costs, property and equipment, reinsurance recoverables, prepaid reinsurance premiums and state insurance licenses) and liabilities (including unpaid losses and loss adjustment expenses and unearned premiums) are not considered financial instruments. Based on the short term nature or other relevant characteristics, Chandler USA has concluded that the carrying value of other assets and liabilities considered financial instruments, such as cash equivalents, mortgage loan on real estate, premiums receivable, policyholder deposits, accrued taxes and other payables, and premiums payable, approximates their fair value as of September 30, 2010 and December 31, 2009. The estimated fair values of Chandler USA's fixed-maturity and equity security investments are disclosed at Note 7. The fair value of Chandler USA's senior debentures was estimated to be $7.3 million as of September 30, 2010 and $7.1 million at December 31, 2009, based on an analytically determined valuation from an independent rating organization. Chandler USA's senior debentures have not historically traded regularly, and settlement at the reported fair value may not be possible. The senior debentures are redeemable by Chandler USA without penalty or premium and may be purchased and cancelled by Chandler USA at a price of less than the sum of the principal amount and accrued interest at any time. Chandler USA is obligated for $13.4 million principal amount of junior subordinated debentures that mature in 2033 with a fixed interest rate of 9.75%, and $7.2 million principal amount of junior subordinated debentures that mature in 2034 with a floating rate of 4.10% over LIBOR. The interest rate at September 30, 2010 was 4.40%. The fair value of Chandler USA's junior subordinated debentures was estimated to be $23.9 million and $22.0 million at September 30, 2010 and December 31, 2009, respectively.





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

RESULTS OF OPERATIONS

PREMIUMS EARNED

     The following table sets forth premiums earned on a gross basis (before reductions for premiums ceded to reinsurers) and on a net basis (after such reductions) for each insurance program as well as each line of insurance for the periods indicated:


                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   THREE MONTHS ENDED SEPTEMBER 30,       2010           2009           2010           2009
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   INSURANCE PROGRAMS:
   Standard lines ................... $    24,637    $    20,767    $    15,237    $    12,828
   Political subdivisions ...........         373            573            226            373
   Other ............................          12             64              6             56
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    25,022    $    21,404    $    15,469    $    13,257
                                      ============   ============   ============   ============

   LINES OF INSURANCE:
   Workers compensation ............. $    10,106    $     8,464    $     6,527    $     5,531
   Automobile liability .............       6,013          4,585          4,119          3,135
   Other liability ..................       6,368          6,414          3,160          3,314
   Automobile physical damage .......       1,931          1,694          1,305          1,138
   Inland marine ....................         292            110            182             75
   Property .........................         290            115            160             49
   Other ............................          22             22             16             15
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    25,022    $    21,404    $    15,469    $    13,257
                                      ============   ============   ============   ============



                                         GROSS PREMIUMS EARNED          NET PREMIUMS EARNED
                                      ---------------------------   ---------------------------
   NINE MONTHS ENDED SEPTEMBER 30,        2010           2009           2010           2009
   ---------------------------------- ------------   ------------   ------------   ------------
                                                            (In thousands)
   INSURANCE PROGRAMS:
   Standard lines ................... $    67,641    $    65,081    $    41,919    $    40,433
   Political subdivisions ...........         985          2,536            612          1,654
   Other ............................          95            270             92            248
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    68,721    $    67,887    $    42,623    $    42,335
                                      ============   ============   ============   ============

   LINES OF INSURANCE:
   Workers compensation ............. $    25,995    $    24,365    $    16,814    $    15,813
   Automobile liability .............      18,014         17,866         12,408         12,288
   Other liability ..................      17,747         19,226          8,818          9,936
   Automobile physical damage .......       5,240          6,043          3,535          4,073
   Inland marine ....................         839            161            532            110
   Property .........................         815            155            449             66
   Other ............................          71             71             67             49
                                      ------------   ------------   ------------   ------------
   TOTAL ............................ $    68,721    $    67,887    $    42,623    $    42,335
                                      ============   ============   ============   ============


     Gross premiums earned increased $3.6 million or 17% and $834,000 or 1% in the third quarter and first nine months of 2010, respectively, compared to the 2009 periods. Net premiums earned increased $2.2 million or 17% and $288,000 or less than 1% for the third quarter and first nine months of 2010, respectively.

        Gross premiums earned in the standard lines program increased $3.9 million or 19% and increased $2.6 million or 4% in the third quarter and first nine months of 2010, respectively, compared to the 2009 periods. Gross premiums earned in this program for workers compensation increased $1.7 million and $1.8 million in the third quarter and first nine months of 2010, respectively, and gross premiums earned in this program for automobile liability increased $1.5 million and $919,000 in the third quarter and first nine months of 2010. Gross premiums earned in this program for property and inland marine business increased $357,000 and $1.3 million in the third quarter and first nine months of 2010. These increases were partially offset by decreases in other liability and automobile physical damage premiums. Net premiums earned in this program increased $2.4 million or 19% and increased $1.5 million or 4% in the third quarter and first nine months of 2010, respectively.

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

     Gross premiums earned in the political subdivisions program decreased $200,000 or 35% and $1.6 million or 61% in the third quarter and first nine months of 2010, respectively, compared to the 2009 periods. Net premiums earned in this program decreased $147,000 or 39% and $1.0 million or 63% in the third quarter and first nine months of 2010, respectively. From January 2007 to the second quarter of 2009, the property and inland marine lines of insurance in the political subdivisions program that were previously written by NAICO were written by Praetorian through an arrangement between Praetorian and CIMI. CIMI and Praetorian terminated this arrangement effective June 29, 2009. Effective June 1, 2009, the property, inland marine, automobile liability, automobile physical damage and other liability lines of insurance in the political subdivisions program that were previously written by NAICO are being written by Greenwich Insurance Company ("Greenwich") through an arrangement with CIMI. Under this arrangement, CIMI receives commission income for the business it produces. CIMI is responsible for the payment of commissions to the producing agents, and is also responsible for providing underwriting and loss control services for this business. NAICO handles all claims for this business under a separate claims handling agreement with Greenwich. NAICO will continue to write workers compensation coverages for the political subdivisions program and reinsures on a quota share basis 35% of the first $1,000,000 of loss per occurrence of the other liability business in this program. During July 2010, Greenwich provided notice of termination of CIMI's underwriting authority for this business effective November 17, 2010. CIMI will place the property and inland marine coverages in this program with its wholesale property markets, and will write the automobile liability, automobile physical damage and other liability lines through NAICO.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

     At September 30, 2010, Chandler USA's investment portfolio consisted primarily of fixed income U.S. Treasury and government agency bonds, high-quality corporate and tax exempt bonds, certificates of deposit insured by the FDIC and a real estate mortgage loan, with approximately 10% invested in cash and money market instruments. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Chandler USA's portfolio contains no non-investment grade bonds or real estate investments. Chandler USA also receives interest income from related parties on intercompany loans.

     Net investment income, excluding interest income from related parties decreased $142,000 or 17% and decreased $219,000 or 9% in the third quarter and first nine months of 2010, respectively. The decreases in 2010 were due primarily to lower interest rates. Cash and invested assets were $109.4 million at September 30, 2010 compared to $111.1 million at December 31, 2009 and $110.0 million at September 30, 2009. Net interest income from related parties decreased $11,000 and $12,000 in the third quarter and first nine months of 2010, respectively.

     Net realized investment gains were $1.4 million and $2.5 million during the third quarter and first nine months of 2010, respectively. The realized gains resulted from sales of fixed maturities available for sale in the amount of $68.1 million. Net realized investment gains were $194,000 and $1.4 million during the third quarter and first nine months of 2009.

OTHER INCOME

     Other income was $725,000 and $1.7 million in the third quarter and first nine months of 2010, respectively, compared to $825,000 and $1.6 million in the third quarter and first nine months of 2009. Other income included net commission income related to business produced by CIMI for insurance companies other than NAICO totaling $624,000 and $1.4 million in the third quarter and first nine months of 2010, respectively, compared to $744,000 and $1.3 million in the third quarter and first nine months of 2009.

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

     The percentage of losses and loss adjustment expenses to net premiums earned ("loss ratio") was 64.2% and 62.0% for the third quarter and first nine months of 2010, compared to 60.6% and 60.9% in the corresponding 2009 periods. During the third quarter of 2010, NAICO experienced an increase in losses incurred related to prior accident years totaling $965,000 which increased the loss ratio by 6.2 percentage points. Loss reserve development for the first nine months of 2010 was $695,000 which increased the loss ratio by 1.6 percentage points. The adverse loss reserve development resulted primarily from the workers compensation and automobile liability lines of business in the standard lines program. The adverse loss reserve development was partially offset by favorable development in the other liability line of business. In the third quarter of 2009, NAICO experienced a decrease in losses incurred related to prior accident years totaling $87,000 which decreased the loss ratio by 0.7 percentage points. Loss reserve development for the first nine months of 2009 was redundant by $102,000.

     Weather-related losses from wind and hail totaled $46,000 and $240,000 in the third quarter and first nine months of 2010, respectively, and increased the respective loss ratios by 0.3 and 0.6 percentage points. Weather-related losses totaled $13,000 and $92,000 in the third quarter and first nine months of 2009, and increased the respective 2009 loss ratios by
0.1 and 0.2 percentage points.

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

     The following table sets forth Chandler USA's policy acquisition costs for each of the periods indicated:


                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                     ------------------  ------------------
                                                       2010      2009      2010      2009
                                                     --------  --------  --------  --------
                                                                 (In thousands)
      Commissions expense .......................... $ 3,887   $ 3,049   $10,339   $ 9,667
      Other premium related assessments ............     370       324       845       863
      Premium taxes ................................     513       394     1,431     1,328
      Excise taxes .................................      73        53       189       174
      Other expense ................................      83       110       359       357
                                                     --------  --------  --------  --------

      Total direct expenses ........................   4,926     3,930    13,163    12,389

      Indirect underwriting expenses ...............   1,563     1,491     4,506     4,381
      Commissions received from reinsurers .........  (2,754)   (2,473)   (7,072)   (8,007)
      Adjustment for deferred acquisition costs ....     (82)       (7)     (875)      (28)
                                                     --------  --------  --------  --------
      Net policy acquisition costs ................. $ 3,653   $ 2,941   $ 9,722   $ 8,735
                                                     ========  ========  ========  ========


     Total gross direct and indirect expenses as a percentage of direct written and assumed premiums were 23.7% and 24.8% for the third quarter and first nine months of 2010, compared to 26.6% and 25.3% in the corresponding year ago periods. Commissions expense as a percentage of gross written and assumed premiums was 14.2% and 14.5% in the third quarter and first nine months of 2010, compared to 14.9% and 14.6% in the corresponding 2009 periods.

     Indirect underwriting expenses increased $72,000 and $125,000 in the third quarter and first nine months of 2010, respectively, and were 5.7% and 6.3% of total direct written and assumed premiums in the third quarter and first nine months of 2010, respectively, compared to 7.3% and 6.6% in the corresponding 2009 periods. Indirect expenses include general overhead and administrative costs associated with the acquisition of new and renewal business, some of which is relatively fixed in nature, thus, the percentage of such expenses to direct written and assumed premiums will vary depending on Chandler USA's overall premium volume. Commissions received from reinsurers as a percent of ceded reinsurance premiums were 26.1% and 26.0% in the third quarter and first nine months of 2010, respectively, compared to 31.0% and 31.5% in the corresponding 2009 periods due to a reduction in the ceding commission rate on premiums ceded to related parties.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $313,000 and $665,000 in the third quarter and first nine months of 2010, respectively, and were 11.7% and 13.1% of gross premiums earned and other income in the third quarter and first nine months of 2010, respectively, compared to 12.1% and 12.3% for the corresponding 2009 periods. General and administrative expenses have historically not varied in direct proportion to Chandler USA's revenues. A portion of such expenses is allocated to policy acquisition costs (indirect underwriting expenses) and loss and loss adjustment expenses based on various factors including employee counts, salaries, occupancy and specific identification. Because certain types of expenses are fixed in nature, the percentage of such expenses to revenues will vary depending on Chandler USA's overall premium volume.

INTEREST EXPENSE

     Interest expense decreased $4,000 and $42,000 in the third quarter and first nine months of 2010, respectively, compared to the 2009 periods. Substantially all of Chandler USA's interest expense is related to its outstanding senior debentures and junior subordinated debentures. The decrease in the 2010 periods was due to lower interest rates during 2010, as a portion of Chandler USA's junior subordinated debentures were issued with a floating interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2010, Chandler USA used $4.0 million in cash from operations. Reinsurance recoverable on unpaid losses increased $3.6 million, reinsurance recoverable on paid losses increased $3.0 million, premiums payable decreased $1.6 million and policyholder deposits decreased $1.3 million during the first nine months of 2010. These were partially offset by an increase in unpaid losses of $3.3 million and an increase in unearned premiums of $2.7 million. In the first nine months of 2009, Chandler USA provided $5.5 million in cash from operations. Unpaid losses and loss adjustment expenses increased $3.7 million, premiums receivable decreased
$4.9 million and policyholder deposits increased $1.1 million during the first nine months of 2009. These were partially offset by an increase in reinsurance recoverable on unpaid losses of $3.8 million and a decrease in unearned premiums of $1.6 million.

     NAICO is required to deposit cash and securities with regulatory agencies in which it is licensed as a condition of conducting operations in the state. In addition, NAICO has deposited cash and securities into a trust account as collateral for a reinsurance agreement in which NAICO is the assuming reinsurer. NAICO has also established a letter of credit in the amount of $500,000 and pledged cash and investments in this amount to secure reserves assumed under a reinsurance agreement. Certain insurance companies require CIMI to hold unremitted net insurance premiums in a fiduciary capacity until disbursed by CIMI. At September 30, 2010, the total amount of cash and securities restricted as a result of these arrangements was $31.3 million which was a decrease of $6.2 million from December 31, 2009.

     At September 30, 2010, Chandler USA's parent company, Chandler Insurance Company, Ltd. ("CICL"), owed approximately $11.3 million to Chandler USA versus $12.7 million at December 31, 2009 under an Intercompany Credit Agreement (the "Credit Agreement") covering intercompany loans between the parties. The Credit Agreement requires interest to be paid at the prime interest rate published in the Wall Street Journal each month, and balances owed by either party are payable at any time upon demand. At September 30, 2010, CICL also owed approximately $2.9 million to NAICO for reinsurance recoverable on paid losses. At December 31, 2009, NAICO owed CICL approximately $522,000 for premiums payable.

     During March 2001, Chandler USA entered into a $3.8 million sale and leaseback transaction for certain owned equipment for three years. During March 2004 and March 2007, the lease was extended for three years and during March 2010, the lease was extended for an additional three years with monthly rental installments equal to the sum of (i) $10,929 plus (ii) interest on the unpaid lease balance at 1% over JP Morgan Chase Bank prime which was 4.25% at September 30, 2010. The interest rate is subject to a minimum rate of 5.5%. Chandler USA has the option to repurchase the equipment at the end of the lease for approximately $1.5 million (the "Balloon Payment"), or may elect to have the lessor sell the equipment. If the election to sell the equipment is made, Chandler USA would retain any proceeds exceeding the Balloon Payment. If the proceeds were less than the Balloon Payment, Chandler USA would be required to pay the difference between the proceeds and the Balloon Payment, not to exceed approximately $1.2 million.

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

     As of December 31, 2009, NAICO had statutory earned surplus of $15.5 million. Applying the Oklahoma statutory limits described above, the maximum shareholder dividend NAICO may pay in 2010 without the approval of the Oklahoma Department of Insurance is $5.4 million. NAICO paid cash shareholder dividends of $300,000 to Chandler USA in March 2010, $1.1 million in June
2010 and $550,000 in September 2010. NAICO paid cash shareholder dividends of $500,000 to Chandler USA in March 2009 and $900,000 in June 2009.

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

     On January 28, 2008, the court entered a final judgment denying Gulf Liquid's claims against NAICO and Gulsby, denying all of NAICO's claims against Gulf Liquids and Williams, and entering judgment for Gulsby against Gulf Liquids for $15,651,927 plus interest at 7.25% compounded annually from January 28, 2008 until paid. The court also ordered Gulf Liquids to pay Gulsby's taxable court costs, estimated at $100,000. Gulf Liquids has appealed the judgment entered in favor of Gulsby and the denial of its claims against NAICO and Gulsby. NAICO has appealed the trial court's denial of its claims against Gulf Liquids and Williams and seeks entry of judgment upon the jury verdicts for the amounts the jury found should be awarded to NAICO. Gulsby has also appealed the trial court's final judgment, contending that judgment should be entered in its favor against Gulf Liquids and Williams in accordance with the jury verdicts. The recoverable amounts deducted from Chandler USA's net liability for losses and loss adjustment expenses related to this litigation were approximately $10.1 million at September 30, 2010 and December 31, 2009.

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


Date:   November 9, 2010           CHANDLER (U.S.A.), INC.



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